Form 10-K
period 1993-12-31
HOUSEHOLD FINANCE CORP
filed 1994-03-29
CIK 48681

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO
                          COMMISSION FILE NUMBER 1-75

                         HOUSEHOLD FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  36-1239445
      (State of Incorporation)             (I.R.S. Employer Identification No.)
         2700 SANDERS ROAD,                                60070
     PROSPECT HEIGHTS, ILLINOIS                         (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (708) 564-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each class                                  on which registered
- -------------------------------------------------------  -----------------------
9% SENIOR SUBORDINATED NOTES, DUE SEPTEMBER 28, 2001     NEW YORK STOCK EXCHANGE
9 5/8% SENIOR SUBORDINATED NOTES, DUE JULY 15, 2000      NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

    AS OF MARCH 16, 1994, THERE WERE 1,000 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, ALL OF WHICH ARE OWNED BY HOUSEHOLD INTERNATIONAL, INC.

    THE REGISTRANT MEETS THE  CONDITIONS SET FORTH  IN GENERAL INSTRUCTION  J(1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOUSEHOLD FINANCE CORPORATION
                                    PART I.

ITEM 1. BUSINESS.

    Household Finance Corporation ("HFC" or the "Company") is a subsidiary of Household International, Inc. ("Household International"). HFC and its subsidiaries offer a diversified range of financial services. The principal products of HFC's consumer financial services business is the making of cash loans, including home equity loans secured by first and second mortgages and unsecured credit advances (including revolving and closed-end personal loans) to middle-income consumers in the United States and Australia. Loans are made through branch lending offices and through direct marketing efforts. In 1992, HFC launched a new portfolio acquisition business focusing on open-end and closed-end home equity loan products. In 1993, HFC acquired approximately 3,800 new accounts aggregating $430 million in such receivables. In addition, in 1993 HFC acquired the right to service without recourse approximately 1.1 million accounts aggregating approximately $2.0 billion in unsecured loans. The Company believes that the portfolio acquisition business provides an additional source for developing new customer relationships.

    Through banking subsidiaries located in Salinas, California and Wood Dale, Illinois, the Company issues both VISA* and Mastercard* credit cards. These banks engage only in consumer credit card operations.

    Household Retail Services ("HRS") is a revolving credit merchant participation business. Through subsidiaries of HFC, HRS provides sales financing and purchases, originates and services merchants' private-label revolving charge accounts.

    In conjunction with its consumer finance operations and where applicable laws permit, HFC makes available to customers credit life, credit accident and health, and household contents insurance. Credit life and credit accident and health insurance are generally written directly by, or reinsured with, HFC's insurance subsidiary, Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"). Alexander Hamilton is also engaged in the sale of ordinary life, annuity, and specialty insurance products to the general public through approximately 16,300 independent agents throughout the United States.

    HFC also is engaged in commercial finance involving leveraged leases, privately-placed, limited-term preferred stocks, and selected commercial financing of equipment or property. At December 31, 1991 the Company discontinued lending in certain commercial product lines. See "Management's Discussion and Analysis" on pages 13 and 14 for further discussion of discontinued commercial product lines.

ITEM 2. PROPERTIES.

    Substantially all of HFC's branch office and headquarters space is rented with the exception of its corporate headquarters in Prospect Heights, Illinois; Alexander Hamilton's headquarters in Farmington Hills, Michigan; and administration buildings in Northbrook, Illinois and Salinas, California.

ITEM 3. LEGAL PROCEEDINGS.

    There is no litigation pending which management and counsel for the Company consider to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Omitted.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no market in HFC's common stock. HFC also has outstanding 1 million depositary shares which represent 1/3,000 share of term cumulative preferred stock (with a liquidation value of $.3 million per share) to institutional investors not affiliated with HFC.
- ------------

    * VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International Incorporated, respectively.

    During 1993 HFC did not pay cash dividends on its common stock. During 1992 HFC paid cash dividends on its common stock to Household International totaling $175.3 million. In addition, HFC paid cash dividends on its preferred stock totaling $8.7 and $10.3 million in 1993 and 1992, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

    Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS SEGMENT DATA
HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

    The combination of the Company's consumer and continuing commercial product lines are referred to as Finance and Banking. Assets of liquidating commercial product lines, which are separately managed as receivables are collected or otherwise disposed of, have been disclosed separately in the consolidated balance sheets and as a separate business segment, referred to as Liquidating Commercial Lines. To define and report the results of operations, the Company refers to its Finance and Banking and Individual Life Insurance segments as its Core Business.

                                              YEAR ENDED DECEMBER 31
                                          -------------------------------
                                            1993       1992       1991
                                          ---------  ---------  ---------
                                          (ALL DOLLAR AMOUNTS ARE STATED
                                                   IN MILLIONS)
Net Income:
  Finance and Banking...................  $   196.7  $   210.1  $   270.8
  Individual Life Insurance.............       45.2       41.7       35.0
                                          ---------  ---------  ---------
      Core Business.....................      241.9      251.8      305.8
  Liquidating Commercial Lines..........      (21.5)     (12.3)    (149.1)
                                          ---------  ---------  ---------
      Total.............................  $   220.4  $   239.5  $   156.7
                                          =========  =========  =========
Return on average common shareholder's
 equity:
      Core Business (1)(2)..............      22.38%     19.62%     24.35%
      Total (1)(2)......................      13.80      16.13      10.34
Return on average owned assets:
      Core Business.....................       1.40       1.54       1.95
      Total.............................       1.16       1.30        .87
                                          ---------  ---------  ---------
Assets:
  Finance and Banking...................  $11,335.5  $10,369.0  $10,042.9
  Individual Life Insurance.............    6,959.0    5,926.2    5,273.8
                                          ---------  ---------  ---------
      Core Business.....................   18,294.5   16,295.2   15,316.7
  Liquidating Commercial Lines..........    1,555.7    1,851.2    2,030.5
                                          ---------  ---------  ---------
      Total.............................  $19,850.2  $18,146.4  $17,347.2
                                          =========  =========  =========
Receivables Owned:
  Finance and Banking...................  $ 8,959.9  $ 7,856.8  $ 7,938.1
  Liquidating Commercial Lines..........    1,189.9    1,619.0    1,826.6
                                          ---------  ---------  ---------
      Total.............................  $10,149.8  $ 9,475.8  $ 9,764.7
                                          =========  =========  =========
Receivables Managed:
  Finance and Banking...................  $16,091.0  $15,803.7  $15,014.2
  Liquidating Commercial Lines..........    1,189.9    1,619.0    1,826.6
                                          ---------  ---------  ---------
      Total.............................  $17,280.9  $17,422.7  $16,840.8
                                          =========  =========  =========

- ------------
(1) Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115") and has included unrealized holding gains and losses on available-for-sale investments as a net amount in a separate component of common shareholder's equity, net of income taxes and, for certain investments of the life insurance operation, related unrealized deferred insurance policy acquisition cost adjustments. The 1993 return on average common shareholder's equity ratio was not materially impacted by the adoption of FAS No. 115.
(2) The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109") effective January 1, 1993. As a result of implementing FAS No. 109, retained earnings for all periods prior to December 31, 1993 have been reduced by approximately $62 million from the amounts previously reported.

                       CONSOLIDATED RESULTS OF OPERATIONS

    Net income in 1993 was $220.4 million, down from 1992 net income of $239.5 million. Net income in 1992 was 53 percent higher than 1991 earnings of $156.7 million when the Company reported a large loss in the Liquidating Commercial Lines segment associated with its decision to withdraw from the higher-risk portion of its commercial business.

    During 1993, net income was negatively impacted by the following:

    - The enactment of new Federal tax legislation which increased the statutory corporate income tax rate from 34 percent to 35 percent retroactive to January 1, 1993 and decreased net income by $5.8 million.

    - Implementation of Statement of Financial Accounting Standards No. 106 on postretirement benefits, which the Company adopted effective January 1, 1993, which reduced net income by $7 million.

    The following summarizes key highlights of the Company's operations during 1993:

    - Domestic consumer finance earnings increased over the prior year primarily due to wider interest spreads on variable rate products and growth in the managed portfolio. This improvement was more than offset by lower earnings in the Company's bankcard and continuing commercial businesses. Lower bankcard earnings were caused by higher provisions related to the strengthening of credit loss reserves and higher operating expenses. Earnings from the continuing commercial business declined due to reduced margin, lower levels of earning assets in the aircraft portfolio and lower gains on the dispositions of assets.

    - Consumer two-months-and-over contractual delinquency ("delinquency") continued to decline throughout the year due to tighter credit standards implemented in prior years and an improving economic environment. Total consumer delinquency as a percent of managed consumer receivables was 4.33 percent at December 31, 1993, down significantly from 5.37 percent at December 31, 1992 and was at the lowest level since 1988. The full year chargeoff ratio for the managed consumer portfolio declined to 3.61 percent from 3.81 percent in 1992.

      The Company increased credit loss reserves for Finance and Banking managed receivables by $33.4 million, or 9 percent over 1992, despite a $142.4 million decrease in delinquency. The increase was due to continued caution regarding the uncertainty of the economic outlook, continued relatively high chargeoff levels and more conservative recognition of recourse obligations for receivables serviced with limited recourse. Reserves, as a percent of the managed Finance and Banking receivable portfolio, were at their highest level since the Company adopted the contractual basis of delinquency in 1990.

    - The Liquidating Commercial Lines ("LCL") segment experienced an increased loss due to the resolution of the Company's largest problem loan in the third quarter. The Company reached a cash settlement on a nonaccrual equipment finance loan which resulted in a higher chargeoff than expected and a complete disposition of the loan, with no continuing involvement on the part of the Company. The Company anticipates that future LCL results will improve. LCL assets totaled $1.6 billion, down $295.5 and $474.8 million from year-end 1992 and 1991, respectively. This trend is consistent with management's strategy to dispose of these assets over several years. Nonperforming LCL assets declined $191.6 million during the year and reached their lowest level since June 1991. Credit loss reserves at December 31, 1993 as a percent of both LCL receivables and nonperforming loans increased over the year-ago period.

    - Owned assets totaled $19.9 billion at December 31, 1993, up 9 percent from year-end 1992. The increase primarily was due to a 20 percent increase in the investment securities portfolio, principally in the Individual Life Insurance segment, and a 14 percent increase in owned Finance and Banking receivables. Total managed assets (owned assets plus receivables serviced with limited recourse) were $27.0 billion, up 3 percent from year-end 1992. Household International invested an additional $70 million of capital into HFC in 1993. As a result, the Company's debt to equity ratio declined from 6.8 at December 31, 1992 to 6.2 at December 31, 1993.

    - In July 1993 Standard & Poor's Corporation upgraded its credit rating outlook for the Company, and in November 1993 Moody's Investor Services, Inc. upgraded the Company's credit rating. These upgrades were a result of improving trends in both capital levels and asset quality.

                       CONSOLIDATED CREDIT LOSS RESERVES

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables serviced, were as follows:

                                          AT DECEMBER 31
                                          --------------
                                           1993    1992
                                          ------  ------
                                          (IN MILLIONS)
Finance and Banking:
  Owned.................................  $279.8  $220.0
  Serviced with limited recourse........   134.5   160.9
                                          ------  ------
Managed.................................   414.3   380.9
Liquidating Commercial Lines............   172.9   203.3
                                          ------  ------
Total managed credit loss reserves......  $587.2  $584.2
                                          ======  ======

    The level of reserves for credit losses is based on delinquency and chargeoff experience by product and management's evaluation of economic conditions, including regional considerations. See Note 1, "Summary of
Significant Accounting Policies" on pages F-7 and F-8 in the accompanying financial statements for further description of the basis for establishing such reserves. See Note 5, "Credit Loss Reserves" in the accompanying financial statements for an analysis of credit loss reserves. While management allocates reserves among the Company's various products and segments, all reserves are considered to be available to cover total loan losses.

        CONSOLIDATED CREDIT LOSS RESERVES (AS A PERCENT OF RECEIVABLES)

                                            AT DECEMBER
                                                31
                                           -------------
                                           1993    1992
                                           -----   -----
Owned
  Finance and Banking...................    3.12%   2.80%
  Liquidating Commercial Lines..........   14.53   12.56
                                           -----   -----
Total owned.............................    4.46%   4.47%
                                           =====   =====
Managed
  Finance and Banking...................    2.57%   2.41%
  Liquidating Commercial Lines..........   14.53   12.56
                                           -----   -----
Total managed...........................    3.40%   3.35%
                                           =====   =====

    During 1993 the Company strengthened its managed credit loss reserves for Finance and Banking receivables as described on page 3. Reserves for Liquidating Commercial Lines decreased from year-end 1992 levels primarily due to the continued disposition of LCL receivables, including the resolution of a large nonaccrual equipment finance loan as described earlier. Despite the dollar decrease in LCL reserve levels, credit loss reserves at December 31, 1993 as a percent of both LCL receivables and nonperforming loans increased over December 31, 1992 and 1991.

                           CREDIT MANAGEMENT POLICIES

    The Company's credit portfolios and credit management policies historically have been divided into two distinct components -- consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored by individual transaction as well as being evaluated by overall risk factors. See Note 3, "Finance and Banking Receivables" and Note 4, "Liquidating Commercial Assets" in the accompanying financial statements for receivables by product type.

CONSUMER

    The consumer credit risk management process has four key elements:

    - Computerized scoring systems to assess the risk characteristics of new applicants and monitor the payment behavior of existing customers for early warning signs of troubled accounts.

    - A centralized credit system for past due accounts to make the collection process more productive and provide the analytical capability to measure the effectiveness of collection strategies.

    - A chargeoff policy intended to eliminate problem loans early and improve the quality of the remaining portfolio.

    - A senior executive position of credit risk manager in each consumer lending operation which places credit management at a high level of priority and provides the means for the credit function to interact more productively with other business functions.

    Based on this credit risk management process, expected credit losses for each consumer product are estimated on a statistical basis.

    The Company suspends accrual of interest on all consumer receivables when payments are three months contractually past due, except for bankcards and private-label credit cards. On these credit card receivables, consistent with industry practice, interest continues to accrue until the receivable is charged off. Consumer loans are charged off when an account is contractually delinquent for a pre-established period of time. The period of time is dependent on the terms, collateral and credit loss experience of each consumer product category. This period ranges from 6 to 9 months.

    The Company's domestic consumer businesses lend funds nationwide, with California accounting for 22 percent of total managed domestic consumer receivables. It is the only state with receivables in excess of 10 percent of domestic managed receivables. The Company's Australian operations accounted for 2 percent of managed consumer receivables at December 31, 1993. Due to its centralized underwriting, collection and processing functions, the Company can quickly revise underwriting standards and intensify collection efforts for specific geographic locations.

COMMERCIAL

    Commercial loans, in continued or discontinued product lines, are underwritten based upon specific criteria by product, which include the following items: borrower's financial strength, underlying value of collateral, ability of the property/business to generate cash flow and pricing considerations. For financing commitments in excess of $1 million, the loan request must be approved by an investment committee consisting of senior management. The financial and operating performance of all borrowers is monitored and reported to management on an ongoing basis. Additionally, the conclusions of this monitoring process are reported to senior management on a quarterly basis. Substantially all commercial chargeoffs have related to the product lines which are being liquidated.

    The Company administers a classification of assets policy whereby, on a quarterly basis, all commercial credits are reviewed and assigned a rating based on a process similar to that used by bank regulatory authorities. The review process specifically addresses whether any commercial loans need to be charged off and uses the following criteria: (a) ability of the borrower to make loan payments; (b) ability of the property or business to generate cash flow; (c) value of collateral; (d) other debt associated with the property or business; and (e) passage of title or in-substance possession of collateral. The quarterly evaluation of the adequacy of the credit loss reserve is based on this review process and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated economic conditions on the portfolio in establishing credit loss reserves.

    Commercial loans are placed on nonaccrual when they become 90 days past due, or sooner if the Company believes that the loan has experienced significant adverse developments that could result in a loss of interest or principal. There are no commercial loans that are 90 days past due and on full accrual status. Loans are disclosed as renegotiated loans or troubled debt restructurings if the rate of interest has been reduced because of the inability of the borrower to meet the original terms of the loan. Such loans continue to accrue interest at the renegotiated rate, unless they become 90 days past due, because the Company believes the borrowers will be able to meet their obligations following the restructuring.

    Commercial loans that are modified in the normal course of business, for which additional consideration is received or significant concessions are not made, are not reported as renegotiated loans or troubled debt restructurings. Real estate owned is recorded at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if appropriate.

                    FINANCE AND BANKING STATEMENTS OF INCOME

                                                        YEAR ENDED DECEMBER 31
                                                    -------------------------------
                                                      1993       1992       1991
                                                    ---------  ---------  ---------
                                                    (ALL DOLLAR AMOUNTS ARE STATED
                                                             IN MILLIONS)
Finance income....................................  $ 1,205.0  $ 1,187.5  $ 1,423.1
Interest income from noninsurance investment
 securities.......................................       40.9       34.8       35.9
Interest expense..................................      446.9      511.0      726.2
                                                    ---------  ---------  ---------
Net interest margin...............................      799.0      711.3      732.8
                                                    ---------  ---------  ---------
Securitization and servicing fee income...........      383.4      369.2      386.0
Insurance premiums and contract revenues..........      114.7      109.2      115.4
Investment income.................................       11.7       10.5       10.5
Fee income........................................       58.9       49.6       45.3
Other income......................................       56.5       59.6       59.4
                                                    ---------  ---------  ---------
Other revenues....................................      625.2      598.1      616.6
                                                    ---------  ---------  ---------
Net interest margin and other revenues............    1,424.2    1,309.4    1,349.4
Provision for credit losses on owned
 receivables......................................      404.4      333.0      339.2
Costs and expenses:
  Operating expenses..............................      673.0      631.1      571.4
  Policyholders' benefits.........................       60.3       56.4       55.8
  Income taxes....................................       89.8       78.8      112.2
                                                    ---------  ---------  ---------
Net income........................................  $   196.7  $   210.1  $   270.8
                                                    =========  =========  =========
End-of-period receivables:
  Owned...........................................  $ 8,959.9  $ 7,856.8  $ 7,938.1
  Serviced with limited recourse..................    7,131.1    7,946.9    7,076.1
                                                    ---------  ---------  ---------
Receivables managed...............................   16,091.0   15,803.7   15,014.2
Serviced with no recourse.........................    1,649.5      370.9      804.1
                                                    ---------  ---------  ---------
Receivables owned or serviced.....................  $17,740.5  $16,174.6  $15,818.3
                                                    =========  =========  =========
Average receivables:
  Owned...........................................  $ 8,458.2  $ 8,136.9  $ 8,777.3
  Serviced with limited recourse..................    7,477.4    6,829.3    5,218.8
                                                    ---------  ---------  ---------
Average receivables managed.......................   15,935.6   14,966.2   13,996.1
Serviced with no recourse.........................    1,055.6    1,071.8      745.1
                                                    ---------  ---------  ---------
Average receivables owned or serviced.............  $16,991.2  $16,038.0  $14,741.2
                                                    =========  =========  =========
Return on average owned assets....................       1.80%      1.96%      2.51%
                                                    ---------  ---------  ---------

OVERVIEW

    Finance and Banking earnings decreased to $196.7 million from $210.1 million in 1992. As described earlier, improved earnings in the domestic consumer finance operations were more than offset by lower earnings in the bankcard and continuing commercial operations.

RECEIVABLES

    Managed receivables at December 31, 1993 were $16.1 billion, up 2 percent compared to December 31, 1992 and up 7 percent from year-end 1991 as all businesses continued to apply conservative underwriting standards because of continued economic uncertainty. In addition, domestic growth was limited by lower market demand than seen in previous years and by additional run-off of second mortgages from customer loan refinancings. Changes in owned receivables and receivables serviced with limited recourse may vary from period to period depending on the timing and significance of securitization transactions in a particular period. The Company securitized and sold with limited recourse approximately $1.7 billion of receivables in 1993 compared to $2.2 billion in 1992.

NET INTEREST MARGIN

    Net interest margin was $799.0 million in 1993, up from $711.3 million in 1992 due to higher levels of interest-earning assets, wider spreads on variable rate products and a shift in product mix towards higher yielding bankcard, merchant participation and other unsecured receivables. Spreads on variable rate products in 1993 exceeded those achieved in the prior year periods. The Company does not anticipate that spreads in 1994 will remain at the level reached in 1993 because of overall conditions in the capital markets.

    Due to the growth in securitized assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization and servicing fee income. Net interest margin on an owned basis as a percent of average owned interest-earning assets was 8.9 percent, compared to 8.1 percent in 1992 and 7.8 percent in 1991. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, increased to $1.3 billion in 1993 from $1.2 billion in 1992 and, as a percent of average managed interest-earning assets, increased to 8.1 percent from 8.0 percent in 1992 and 7.8 percent in 1991. Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads, are a larger portion of the portfolio serviced with limited recourse than of the owned portfolio.

OTHER REVENUES

    SECURITIZATION AND SERVICING FEE INCOME consists of two components: income associated with the securitization and sale of receivables with limited recourse and servicing fee income related to the servicing of unsecured receivables.
Securitization income increased in 1993 as the total managed receivables portfolio continued to grow. Securitization income as a percent of average receivables serviced with limited recourse was 4.94 percent in 1993, compared to
5.23 percent in 1992 and 7.16 percent in 1991. This decrease primarily was due to a shift toward home equity loans in the securitized portfolio, resulting in narrower spreads.

    Servicing fee income increased over 1992 despite little year-over-year change in average receivables serviced with no recourse. This increase primarily was due to a change in the composition of the serviced portfolio which occurred in the third quarter of 1993 when the Company began servicing an unsecured consumer loan portfolio without recourse which provided a higher servicing fee. This portfolio totaled $1.3 billion at December 31, 1993.

    INSURANCE PREMIUMS AND CONTRACT REVENUES were $114.7 million, up from $109.2 million in 1992, but down slightly from $115.4 million in 1991 due to changes in sales volumes of specialty and credit insurance. INVESTMENT INCOME was $11.7 million, up 11 percent compared to $10.5 million in both 1992 and 1991 due to higher gains on sales of investments from the specialty and credit insurance portfolio. FEE INCOME includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $58.9 million, up from $49.6 million in 1992 and $45.3 million in 1991 primarily due to interchange and other fees related to growth in owned bankcard receivables. OTHER INCOME was essentially flat compared to 1992 and 1991.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses for receivables on an owned basis totaled $404.4 million, up 21 percent from $333.0 million in 1992 and up 19 percent from 1991's level due to continued caution regarding the uncertainty of the economic outlook and continued relatively high chargeoff levels.

EXPENSES

    Operating expenses, which the Company defines as salaries and fringe benefits plus other operating expenses, were $673.0 million, up 7 percent over 1992. Operating expenses as a percent of average receivables owned or serviced were 3.96 percent, up slightly from 3.93 percent in 1992 and 3.88 percent in 1991 due to higher costs associated with servicing a larger average managed portfolio and additional expenses related to real estate owned.

    The effective tax rate in 1993 was 31.3 percent compared to 27.3 percent in 1992 and 29.3 percent in 1991. The increase in the effective tax rate over 1992 primarily was due to the impact of the increase in the statutory Federal income tax rate from 34 percent to 35 percent and a change in the treatment of purchase accounting adjustments resulting from the adoption of FAS No. 109.

CREDIT QUALITY

    The Company generally experienced improved credit quality during 1993. This improvement was a result of better domestic economic conditions and the higher quality of recently originated receivables. At year-end 1993 delinquency had fallen for seven consecutive quarters. Chargeoffs in 1993 were below the prior year.

DELINQUENCY

    Delinquency levels are monitored for both receivables owned and receivables managed. The Company looks at delinquency levels which include receivables serviced with limited recourse because this portfolio is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the Company.

TWO-MONTHS-AND-OVER CONTRACTUAL DELINQUENCIES
(AS A PERCENT OF MANAGED CONSUMER RECEIVABLES)

                                            1993 QUARTER END                1992 QUARTER END
                                      -----------------------------   -----------------------------
                                        4       3       2       1       4       3       2       1
                                      -----   -----   -----   -----   -----   -----   -----   -----
Domestic:
  Home equity......................    3.37%   3.62%   3.44%   3.71%   4.36%   4.84%   5.16%   6.03%
  Other secured....................    2.22    3.41    6.14    5.25    5.46    7.60    6.70    7.51
  Bankcard.........................    3.61    3.87    3.83    3.81    3.90    4.33    4.43    4.54
  Merchant participation...........    5.01    5.43    5.73    6.36    6.34    6.81    6.45    6.46
  Other unsecured..................    7.19    7.70    8.04    8.45    8.75    9.21    9.51   10.44
                                      -----   -----   -----   -----   -----   -----   -----   -----
    Total domestic.................    4.21    4.51    4.53    4.80    5.17    5.66    5.84    6.41
                                      -----   -----   -----   -----   -----   -----   -----   -----
Foreign:
  Australia........................    8.93    9.59   10.95   12.06   12.48   12.21   12.08   14.14
                                      -----   -----   -----   -----   -----   -----   -----   -----
    Total..........................    4.33%   4.63%   4.69%   4.99%   5.37%   5.87%   6.05%   6.67%
                                      =====   =====   =====   =====   =====   =====   =====   =====

    Total delinquent receivables at December 31, 1993 were $142 million lower than a year earlier despite higher receivable levels. This improvement consisted of a $124 million decrease in the domestic operations and a $18 million decrease in the Australian operations. Delinquency as a percent of managed consumer receivables fell 19 percent in 1993 and was the lowest since 1988.

    The Company currently believes the positive trend in delinquency ratios will continue but recognizes the trend may moderate in future periods. Further improvement will depend on the extent and timing of improvement in economic conditions in both countries where the Company operates and the composition of the managed receivables base.

DOMESTIC DELINQUENCY

    HOME EQUITY delinquency declined during the fourth quarter of 1993 and remained below the year-end 1992 level. Home equity delinquency was the lowest since December 1990 and was down approximately 44 percent from the peak in the first quarter of 1992. The improvement was a result of tighter underwriting standards instituted at the start of the recent economic downturn and improvements in the economy. Vintage analysis of home equity loans originated after June 1991 continued to demonstrate the favorable performance of recently underwritten receivables.

    The delinquency level for OTHER SECURED RECEIVABLES at December 31, 1993 decreased from the prior quarter and prior year, but did not impact total delinquency due to the small size of the portfolio.

    BANKCARD delinquency declined compared to the prior quarter and was below the December 1992 level. The improvement was due to higher quality bankcard receivables recently underwritten, which have higher credit scores and lower early delinquency.

    MERCHANT PARTICIPATION delinquency levels continued to decline in the fourth quarter of 1993 and were below the year-end 1992 level. The steady decline during 1993 was the result of an improved economy coupled with tighter underwriting standards and a greater focus on association with low delinquency merchants.

    The delinquency level for OTHER UNSECURED receivables decreased in the 1993 fourth quarter and has fallen for eight consecutive quarters. This steady decline was due to the improvement of the quality of receivables recently underwritten combined with improved economic conditions. Since chargeoff rates on unsecured receivables are much higher than secured receivables, improvements in delinquency are significant in evaluating potential future credit losses.

FOREIGN DELINQUENCY

    Delinquency levels in AUSTRALIA continued to improve; however, due to the relatively small size of the receivable portfolio, the decrease in delinquency had a relatively small impact on total delinquencies for the Company.

NONPERFORMING ASSETS

    The following table details the components of nonperforming assets for the Finance and Banking segment:

                                          DEC. 31,   SEPT. 30,   DEC. 31,   DEC. 31,
                                            1993       1993        1992       1991
                                          --------   ---------   --------   --------
                                              (ALL DOLLAR AMOUNTS ARE STATED IN
                                                          MILLIONS)
Nonaccrual managed receivables..........   $340.9     $ 365.5     $439.2     $467.2
Accruing managed receivables 90 or more
 days delinquent........................    148.8       154.9      196.3      180.0
Renegotiated commercial loans...........       --          --         .5         --
                                          --------   ---------   --------   --------
    Total nonperforming managed
     receivables........................    489.7       520.4      636.0      647.2
                                          --------   ---------   --------   --------
Real estate owned.......................     89.0        92.4       88.7       53.7
Other assets acquired through
 foreclosure............................     82.9        84.4      102.6       21.5
                                          --------   ---------   --------   --------
    Total nonperforming assets..........   $661.6     $ 697.2     $827.3     $722.4
                                          ========   =========   ========   ========
Credit loss reserves for managed
 receivables as a percent of
 nonperforming managed receivables......     84.6%       76.2%      59.9%      55.9%
                                          --------   ---------   --------   --------

    The decrease in nonaccrual managed receivables during 1993 primarily was due to improvements in the domestic consumer finance operations. Consumer real estate owned was essentially flat compared to both the 1992 year-end level and third quarter level.

    As part of continuing commercial activities, the Company held at December 31, 1993 approximately $83 million of aircraft acquired through foreclosure of loans and leases. The Company is actively marketing these aircraft for sale or lease. However, due to the current economic condition of the airline industry, the Company is uncertain about the timing of the disposition of these aircraft. These aircraft were recorded at date of acquisition at the lower of cost or fair value, with such values subsequently being depreciated over their estimated remaining useful lives.

CHARGEOFFS

    Chargeoffs decreased in 1993 as a result of improved delinquency trends and better domestic economic conditions.

    The following table presents chargeoffs on a full year and quarterly basis, by product:

NET CHARGEOFFS OF CONSUMER RECEIVABLES
(AS A PERCENT OF AVERAGE CONSUMER RECEIVABLES MANAGED)

                                               1993 QUARTER ANNUALIZED                   1992 QUARTER ANNUALIZED
                                 FULL YEAR    --------------------------   FULL YEAR    -------------------------   FULL YEAR
                                   1993        4      3       2      1       1992        4      3      2      1       1991
                                 ---------    ----   ----   -----   ----   ---------    ----   ----   ----   ----   ---------
Domestic:
  Home equity.................     1.05%      1.26%   .89%   1.03%  1.01%     .93%      1.20%   .91%   .77%   .80%     .71%
  Other secured...............     5.46       1.02   9.72   10.94   (.02)    2.04       5.18    .44    .40   2.27      .60
  Bankcard....................     5.99       5.90   6.01    5.74   6.31     6.18       6.43   6.88   6.22   5.18     5.06
  Merchant participation......     4.32       4.26   4.44    4.02   4.57     4.49       4.60   4.30   4.69   4.37     4.11
  Other unsecured.............     6.52       5.89   6.36    7.09   6.76     7.57       6.41   7.94   8.10   7.84     7.10
                                 ---------    ----   ----   -----   ----   ---------    ----   ----   ----   ----   ---------
  Total domestic..............     3.60       3.54   3.58    3.60   3.68     3.83       3.85   3.98   3.89   3.60     3.23
                                 ---------    ----   ----   -----   ----   ---------    ----   ----   ----   ----   ---------
Foreign:
  Australia...................     3.77       3.77   2.61    3.38   5.21     3.33       3.48   3.17   2.64   4.05     2.49
                                 ---------    ----   ----   -----   ----   ---------    ----   ----   ----   ----   ---------
  Total.......................     3.61%      3.55%  3.56%   3.60%  3.72%    3.81%      3.84%  3.95%  3.85%  3.61%    3.20%
                                 =========    ====   ====   =====   ====   =========    ====   ====   ====   ====   =========

    Net  chargeoffs as  a percent of  average consumer  receivables managed were
3.61 percent, down from 3.81 percent in 1992, primarily due to improvements in the unsecured portfolios.

    Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. As previously discussed, overall delinquency levels have continued to decline. The decline has been a result of improved economic conditions and the effect of the Company's strategy to improve overall credit quality by tightened underwriting standards. The Company expects that chargeoff trends will continue to follow the downward trend in consumer delinquency. However, future improvement in net chargeoffs may be impacted by factors such as product mix, economic conditions and the impact of personal bankruptcies. Consequently, the extent and timing of an overall improved chargeoff trend remains uncertain.

    Domestic net chargeoffs were 3.60 percent for the year, down from 3.83 percent a year ago, due to improvements in the unsecured portfolios. HOME EQUITY chargeoffs increased slightly on both a year-over-year basis and in the fourth quarter as this portfolio continued to be impacted by weak economic conditions in the western region. Net chargeoffs for OTHER SECURED receivables did not significantly impact total chargeoffs as these receivables represented approximately 2 percent of total managed receivables at year end.

    In the domestic unsecured portfolios, BANKCARD net chargeoffs declined in 1993 compared to the prior year due to improved economic conditions and a decrease in personal bankruptcies. Net chargeoffs of MERCHANT PARTICIPATION and OTHER UNSECURED receivables were below both the 1992 level and the prior quarter.

These improvements were consistent with the downward trend in delinquency in these portfolios. Chargeoffs in AUSTRALIA increased year-over-year and during the fourth quarter. However, due to the size of the receivable portfolio, Australia's chargeoffs did not significantly impact the overall chargeoff level of the Company.

                           INDIVIDUAL LIFE INSURANCE

    Individual Life Insurance net income was $45.2 million, up 8 percent from 1992 due to higher investment income resulting from gains on the sale of available-for-sale investments, a larger investment portfolio and higher levels of contract revenues from individual life and annuity contracts.

                              STATEMENTS OF INCOME

                                                YEAR ENDED DECEMBER 31
                                           ---------------------------------
                                             1993        1992        1991
                                           ---------   ---------   ---------
                                           (ALL DOLLAR AMOUNTS ARE STATED IN
                                                       MILLIONS)
Investment and other income.............   $   540.4   $   481.7   $   421.9
Contract revenues.......................       127.9       111.3        98.7
                                           ---------   ---------   ---------
Total revenues..........................       668.3       593.0       520.6
Costs and expenses:
  Policyholders' benefits...............       456.9       427.7       377.8
  Operating expenses....................       140.2       102.1        95.2
  Income taxes..........................        26.0        21.5        12.6
                                           ---------   ---------   ---------
Net income..............................   $    45.2   $    41.7   $    35.0
                                           =========   =========   =========
Sales...................................   $   652.2   $   736.3   $   655.6
                                           ---------   ---------   ---------
Life insurance in force.................   $32,371.6   $28,390.4   $25,280.8
                                           ---------   ---------   ---------
Return on average assets................         .72%        .73%        .71%
                                           ---------   ---------   ---------

    Investment securities for the Individual Life Insurance segment totaled $6.4 billion, up from $5.3 billion at December 31, 1992. This portfolio represented 90 percent of the Company's total investment portfolio at December 31, 1993. During 1993 the Company continued to emphasize conservative investment strategies. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7 percent of the insurance investment portfolio at December 31, 1993, compared to 9 percent at December 31, 1992. Commercial real estate loans totaled less than 2 percent of Individual Life Insurance segment investments at December 31, 1993. At December 31, 1993 there were no significant nonaccrual or renegotiated loans in this portfolio. Commercial real estate acquired through foreclosure, which is included in the investment portfolio, totaled $12.4 million. Underwriting standards and credit monitoring procedures for these residential and commercial real estate loans are similar to those described in the credit management policy section on pages 5 and 6.

    At December 31, 1993 the market value of the insurance held-to-maturity investment portfolio was 108 percent of the amortized cost. Reductions in market value which are determined to be other than temporary are charged to income as realized losses. There were no unrealized losses in the insurance investment portfolio at December 31, 1993 which would materially impact current or future earnings or the capital position of the Company.

    Investment and other income was $540.4 million in 1993, a 12 percent increase over 1992. The improvement was primarily due to higher gains on sales of available-for-sale investments. These investments were sold consistent with pre-established interest rate and exchange rate policies. A substantially larger investment portfolio, partially offset by lower yields on investments, also contributed to the increase in investment income. Contract revenues also increased in 1993 due to higher levels of insurance in force.

    Policyholders' benefits were $456.9 million, a 7 percent increase over 1992 due to increased life insurance and annuity contracts.

    Operating expenses for 1993 were $140.2 million compared with $102.1 and $95.2 million in 1992 and 1991, respectively. Both the 1993 and 1992 increases were due to higher amortization of deferred insurance policy acquisition costs ("DAC"). The higher levels of DAC amortization resulted from increased gross profits on universal life and deferred annuity products. Amortization rates are based on estimated lifetime gross profits and are periodically adjusted as required by generally accepted accounting principles. Unamortized insurance policy acquisition costs totaled $381.6 million at December 31, 1993. In the event of policy surrender, the write-off of unamortized insurance policy acquisition costs would be offset by surrender charges to the policyholder. Surrender charges on policies for which acquisition costs have been capitalized approximated $490 million at December 31, 1993.

    The effective income tax rate for 1993 was 36.5 percent compared to 34.0 and
26.5 percent in 1992 and 1991, respectively. The 1993 effective tax rate included the impact of the retroactive increase to January 1, 1993 in the statutory Federal corporate income tax rate from 34 percent to 35 percent. The 1991 income tax rate was favorably impacted as a result of the resolution of prior years' tax matters.

                          LIQUIDATING COMMERCIAL LINES

    The 1993 net loss for the Liquidating Commercial Lines segment was $21.5 million, compared to a loss of $12.3 million in 1992. The net loss was higher primarily due to the previously described resolution of the Company's largest problem loan. The Company expects future results of operations for this segment to improve.

                            STATEMENTS OF OPERATIONS

                                            YEAR ENDED DECEMBER 31
                                           -------------------------
                                            1993     1992     1991
                                           ------   ------   -------
                                                 (IN MILLIONS)
Interest margin.........................   $ 59.1   $ 37.9   $  65.0
Other revenues..........................     22.8     11.8      (4.5)
                                           ------   ------   -------
Interest margin and other revenues......     81.9     49.7      60.5
Provision for credit losses.............     90.1     35.3     260.0
Operating expenses......................     21.7     34.7      41.9
                                           ------   ------   -------
Loss before income taxes................    (29.9)   (20.3)   (241.4)
Income tax benefit......................     (8.4)    (8.0)    (92.3)
                                           ------   ------   -------
Net loss................................   $(21.5)  $(12.3)  $(149.1)
                                           ======   ======   =======

    Interest margin increased over 1992 primarily due to wider spreads and gains on terminating debt and related hedges associated with assets which have been liquidated. Other revenues increased due to the Company's 25 percent equity investment in a commercial joint venture of liquidating assets made in 1993. See pages 5 and 6 for a discussion of factors impacting the determination of provision for credit losses. Operating expenses declined 37 percent due to lower write-downs and net expenses for real estate owned and other expenses.

    Loans decreased 27 percent in 1993 to $1.2 billion. Commercial real estate and highly leveraged acquisition finance and other loans declined during the year.

    Highly leveraged acquisition finance receivables at December 31, 1993 totaled $717.3 million and consisted of 27 individual credit extensions. The average credit extension was $27 million and the largest credit extension was $50 million. The Company defines highly leveraged acquisition finance receivables as corporate loans to finance the buyout, acquisition or recapitalization of an existing business, in which the debt and equity subordinated to the Company's claims in a borrower are less than 25 percent of the borrower's total assets. The Company had unfunded secured working capital lines and letters of credit related to these acquisition finance borrowers of $98 million at December 31, 1993. Lending for highly leveraged acquisition finance loans was discontinued in 1991.

              COMMERCIAL NONPERFORMING LOANS AND REAL ESTATE OWNED

                                                     DEC. 31,    SEPT. 30,    DEC. 31,    DEC. 31,
                                                       1993        1993         1992        1991
                                                     --------    ---------    --------    --------
                                                      (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Real estate nonaccrual............................    $ 54.8      $  79.6      $ 80.7      $ 98.6
Other nonaccrual..................................     173.9        164.1       178.5       159.0
                                                     --------    ---------    --------    --------
  Total nonaccrual................................     228.7        243.7       259.2       257.6
Renegotiated......................................      28.7         17.3       196.8       202.6
                                                     --------    ---------    --------    --------
  Total nonperforming loans.......................     257.4        261.0       456.0       460.2
Real estate owned.................................     256.6        262.2       249.6       228.2
                                                     --------    ---------    --------    --------
  Total...........................................    $514.0      $ 523.2      $705.6      $688.4
                                                     ========    =========    ========    ========
Credit loss reserves as a percent of nonperforming
 loans............................................      67.2%        71.2%       44.6%       47.6%
                                                     --------    ---------    --------    --------

    Nonperforming commercial assets decreased 27 percent during 1993 to $514.0 million. Nonaccrual loans at December 31, 1993 were down 12 percent compared to the December 31, 1992 level, while renegotiated loans declined by $168.1 million during the year. The previously mentioned problem equipment finance loan was transferred during the year from renegotiated loan status to nonaccrual loan status prior to being resolved. Despite the resolution of this credit, the ratio of reserves to nonperforming loans increased to 67.2 percent at December 31, 1993 from 44.6 percent at December 31, 1992. Real estate owned was flat with the prior year.

    The Company expects the longer term downward trend in nonperforming assets to continue, although it may stabilize in the near future before decreasing. The future level of nonperforming assets will depend, in part, on the timing and extent of economic recovery. In addition, comparisons between periods may be impacted by individual transactions which mask the overall trend. The Company continues to estimate its ultimate loss exposure for nonperforming assets based upon performance and specific reviews of individual loans and its outlook for economic conditions. Because the portfolio consists of a number of loans with relatively large balances, changes in individual borrower circumstances which currently are unforeseen have the potential to change the estimate of ultimate loss exposure in the future. There were no significant potential problem loans not classified as nonperforming assets at December 31, 1993.

    Management believes that commercial real estate markets began to stabilize in the second half of 1993. The level of future write-downs will continue to depend heavily on changes in overall market conditions as well as circumstances surrounding individual properties. To preserve value in liquidating the real estate portfolio over time, the Company has segregated its portfolio into two categories. Properties in weak markets or with poor cash flow will be divested in an expeditious, orderly fashion. These properties, which have been written down an average of 51 percent, represent 19 percent of the commercial real estate owned portfolio at December 31, 1993. The average carrying value of a property in this portfolio at December 31, 1993 was $2 million. Properties with positive and/or improved cash flows and in markets which, the Company believes, have potential for improvement are being held for sale at prices which reflect this value and may, therefore, take longer to divest. Net operating income on all commercial real estate properties in 1993 was $17.7 million, up from $8.5 million in 1992. Commercial real estate write-downs and carrying costs on all commercial real estate properties were $30.8 million in 1993, compared to $23.3 million in 1992.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company generally is funded independently with cash flows, liquidity and capital resources monitored at both the Company and Household International levels. The decision to invest in or to withdraw capital from specific business segments is based on their profitability, growth potential and target capital structure. Household International invested additional capital in HFC of approximately $70 million in 1993 to strengthen the Company's capital position and to fund asset growth. The Company received no capital contributions from Household International in 1992. HFC paid cash dividends to Household International of $175.3 and $63.0 million in 1992 and 1991, respectively. The Company paid no cash dividends to Household International in 1993.

    The Company employs an integrated and comprehensive program to manage liquidity and capital resources. The major usage of cash by the Company is the origination or purchase of receivables or investment securities. During 1993 and 1992 the Company purchased $430 and $364 million of home equity loan portfolios, respectively. During 1993 and 1992 the Company purchased $33 and $437 million, respectively, of bankcard portfolios. The main sources of cash for the Company are the collection and sales of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt, cash received from policyholders and cash provided from operations.

    The Company obtains a majority of its funding through the issuance of commercial paper and long-term debt as well as through the securitizations and sales of consumer receivables. At December 31, 1993 outstanding commercial paper of the Company was $3.7 billion compared to $3.2 billion at December 31, 1992. HFC markets its commercial paper through an in-house sales force, directly reaching more than 165 investors. HFC also markets medium-term notes through its in-house sales force and investment banks and issued a total of $1.6 billion in 1993. During 1993 HFC also issued $626 million of intermediate and long-term debt to the public through investment banks and brokerage houses. To facilitate liquidity, HFC had committed back-up lines of credit totaling $3.5 billion at December 31, 1993, 76 percent of which did not contain a material adverse change clause which could restrict availability.

    Securitizations and sales of consumer receivables have been, and will continue to be, an important source of liquidity for HFC. During 1993 the Company securitized and sold, including replenishments of certificate holder interests, approximately $3.8 billion of home equity, merchant participation and bankcard receivables compared to $4.8 billion in 1992.

    Household International has a comprehensive program which addresses the management and diversification of financial risk, such as interest rate, funding, liquidity and currency risk. Household International manages these risks for the Company through an asset/liability management committee ("ALCO") composed of senior management. Interest rate risk is the exposure of earnings to changes in interest rates. The ALCO sets and monitors policy so that the potential impact on earnings from future changes in interest rates is managed within approved limits. Simulation models are utilized to measure the impact on net interest margin of changes in interest rates.

    The Company, whenever possible, funds its assets with liability instruments of similar interest rate sensitivity, thereby reducing structural interest rate risk. To manage its liquidity position, the Company may synthetically create liabilities with similar characteristics to its assets.

    As a result of changing market conditions over the last few years, the Company's balance sheet composition has changed dramatically. This shift primarily has been driven by the conversion of fixed rate credit card receivables to a floating rate and the success of variable rate home equity loan products. At December 31, 1993 the Company owned approximately $6.0 billion of domestic receivables with variable interest rates based on the prime rate. To manage liquidity to acceptable levels, these receivables have been funded with $4.0 billion of short-term debt with the remainder funded by longer duration liabilities creating an asset-sensitive position. Through the use of derivatives, primarily interest rate swaps, the Company has been able to offset the asset sensitivity of its balance sheet and achieve a cost of funds based on shorter-term interest rates, thereby reducing interest rate risk while also preserving liquidity. As a result of this strategy and the change in the pricing characteristics of the receivable portfolio, the Company's portfolio of off-balance sheet risk instruments increased significantly during the year. These instruments also are used to manage basis risk or the risk due to the difference in movement of market rate indices on which assets and liabilities are priced (primarily prime and LIBOR, respectively). The Company does not serve as a financial intermediary to make markets in any off-balance sheet financial instruments.

    While the notional amount of the Company's synthetic portfolio is large, the economic exposure underlying these instruments is substantially less. The notional amount is used to determine the fixed or variable rate interest payment due by each counterparty but does not result in an exchange of principal payments. The Company's exposure on its synthetic portfolio is counterparty risk, or the risk that a counterparty may default on a contract when the Company is owed money. The potential for economic loss is the present value of the interest rate differential determined by reference to the notional amount, discounted using current interest rates. Counterparty limits have been established and are closely monitored as part of the overall risk management process. At December 31, 1993 approximately 99 percent of the Company's derivative instrument counterparties were rated A-or better, and 56 percent were rated AA-or better. The Company has never suffered a loss due to counterparty failure.

    While attempting to eliminate structural interest rate risk, the Company also strives to take advantage of the profit opportunities available in short-term interest rate movements principally using exchange-traded options. Limits have been established for each instrument based on potential daily changes in market values due to interest rate movements, volatility and market liquidity. Positions are monitored daily to ensure compliance with established policies and limits. Income from these trading activities has not been, nor is anticipated to be, material to the Company.

    See  Note  8,  "Financial  Instruments  With  Off-Balance  Sheet  Risk   and
Concentrations of Credit Risk" for additional information related to interest rate risk management.

    During 1993, the Company's credit rating was upgraded by one nationally recognized rating agency and its credit rating outlook was upgraded by another. At December 31, 1993, the long-term debt of the Company had been assigned an investment grade rating by four "nationally recognized" rating agencies. Furthermore, these agencies included the commercial paper of HFC in their highest rating category. With these ratings the Company believes it has substantial capacity to raise capital from wholesale sources to refinance maturing obligations and fund business growth.

    Total assets of Australia were $419.6 million at year-end 1993. The Company enters into foreign exchange contracts to partially hedge its investment in Australia. Foreign currency translation adjustments, net of gains and losses on contracts used to hedge foreign currency fluctuations, totaled $5.0 and $10.3 million in net losses in 1993 and 1992, respectively, and are included as a component of common shareholder's equity. The functional currency for Australia is its local currency, and the Australian operation borrows funds in local currency. The Company's net realized gains and losses in foreign currency transactions were not material to results of operations or financial position in 1993 or 1992.

    The Company's life insurance subsidiary, Alexander Hamilton Life Insurance Company ("Alexander Hamilton"), plans for capital needs based on target leverage ratios determined in consultation with key rating agencies. The target leverage ratios are based on Alexander Hamilton's statutory financial position. At the end of 1993 Alexander Hamilton's operating leverage ratio, as defined statutorily, was consistent with its target. Alexander Hamilton has an A+ (Superior) rating from A.M. Best and has an "AA" claims-paying ability rating from Standard & Poor's Corporation, Duff and Phelps Credit Rating Co. and Fitch Investors Services, Inc. The Company believes that future growth of Alexander Hamilton can be funded through its own operations.

    During 1993, the Company invested $30.5 million in capital expenditures, compared to the prior year level of $37.5 million.

    In the accompanying financial statements, Note 10 provides information regarding the fair value of certain financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the list of financial statements under Item 14(a) herein for the financial statements required by this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Inapplicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Omitted.

ITEM 11.  EXECUTIVE COMPENSATION.

    Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Omitted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Omitted.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements.

     Report of Independent Public Accountants.
     Statements of Income for the Three Years Ended December 31, 1993. Balance Sheets, December 31, 1993 and 1992.
     Statements of Cash Flows for the Three Years Ended December 31, 1993. Statements of Changes in Preferred Stock and Common Shareholder's Equity for the Three Years Ended December 31, 1993.
     Business Segment Data for the Three Years Ended December 31, 1993.
     Notes to Financial Statements.
     Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K
    During the three months ended December 31, 1993, HFC did not file with the Securities and Exchange Commission any Current Report on Form 8-K.

(c) Exhibits.

              3(i) Restated Certificate  of Incorporation  of Household  Finance
                   Corporation ("HFC"), as amended (incorporated by reference to Exhibit 3(a) of HFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

              3(ii) Bylaws of  Household  Finance Corporation  (incorporated  by reference to Exhibit 3(b) of HFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

              4(a) Indenture dated as of May  15, 1989, between HFC and  Bankers
                   Trust Company, as Trustee (incorporated by reference to Exhibit 4 to HFC's Current Report on Form 8-K dated August 3,
                   1989), as supplemented by a First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on Form 8-K dated June 15,
                   1989), as amended by Amendment No. 1 dated October 18, 1990 to the First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on Form 8-K dated October 18, 1990).

              4(b) The  principal amount  of debt  outstanding under  each other instrument defining the rights of holders of long-term debt of HFC and its subsidiaries does not exceed 10 percent of the total assets of HFC and its subsidiaries on a consolidated basis. HFC agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term debt of HFC and its subsidiaries.

              12 Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

              23  Consent of Arthur Andersen & Co. Certified Public Accountants.

(d) Schedules.

    Household Finance Corporation and Subsidiaries:

              VIII Valuation and Qualifying Accounts.

                X Supplementary Income Statement Information.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD FINANCE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HOUSEHOLD FINANCE CORPORATION

Dated: March 29, 1994
                                          By:            R. F. ELLIOTT
                                               ---------------------------------
                                                R. F. Elliott, PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF HOUSEHOLD FINANCE CORPORATION AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                     TITLE
- ------------------------------------------------------  -----------------------------
                    R. F. ELLIOTT
     -------------------------------------------        President and Chief Executive
                    R. F. Elliott                       Officer, Director

                   D. A. SCHOENHOLZ                     Vice President, Chief
     -------------------------------------------        Accounting Officer and Chief     Dated: March 29, 1994
                   D. A. Schoenholz                     Financial Officer, Director

                     D. C. CLARK
     -------------------------------------------        Director
                     D. C. Clark

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

HOUSEHOLD FINANCE CORPORATION:

    We have audited the accompanying balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related statements of income, changes in preferred stock and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Household Finance Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in Item 14(d) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 1, 1994

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES
                              STATEMENTS OF INCOME

                                                                            YEAR ENDED DECEMBER 31
                                                                        -------------------------------
                                                                          1993       1992       1991
                                                                        ---------  ---------  ---------
                                                                                 (IN MILLIONS)
Finance income........................................................  $ 1,318.1  $ 1,334.6  $ 1,638.9
Interest income from noninsurance investment securities...............       40.9       34.9       43.4
Interest expense......................................................      510.2      633.2      896.6
                                                                        ---------  ---------  ---------
Net interest margin...................................................      848.8      736.3      785.7
Provision for credit losses on owned receivables......................      494.5      368.3      599.2
                                                                        ---------  ---------  ---------
Net interest margin after provision for credit losses.................      354.3      368.0      186.5
                                                                        ---------  ---------  ---------
Securitization and servicing fee income...............................      383.4      369.2      386.0
Insurance premiums and contract revenues..............................      242.6      220.5      214.1
Investment income.....................................................      552.1      492.2      432.4
Fee income............................................................       60.7       50.5       46.2
Other income..........................................................       77.5       63.5       60.4
                                                                        ---------  ---------  ---------
Total other revenues..................................................    1,316.3    1,195.9    1,139.1
                                                                        ---------  ---------  ---------
Net interest margin after provision for credit losses and other
  revenues............................................................    1,670.6    1,563.9    1,325.6
                                                                        ---------  ---------  ---------
Salaries and fringe benefits..........................................      221.9      234.7      230.2
Other operating expenses..............................................      603.7      513.3      472.6
Policyholders' benefits...............................................      517.2      484.1      433.6
                                                                        ---------  ---------  ---------
Total costs and expenses..............................................    1,342.8    1,232.1    1,136.4
                                                                        ---------  ---------  ---------
Income before income taxes............................................      327.8      331.8      189.2
Income taxes..........................................................      107.4       92.3       32.5
                                                                        ---------  ---------  ---------
Net income............................................................  $   220.4  $   239.5  $   156.7
                                                                        =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                                                            DECEMBER 31
                                                                                       ----------------------
                                                                                          1993        1992
                                                                                       ----------  ----------
                                                                                           (IN MILLIONS)
ASSETS
Cash.................................................................................  $     27.8  $     48.7
Investment securities (fair value of $7,317.8 and $6,124.7)..........................     7,082.0     5,902.5
Finance and banking receivables......................................................     9,338.4     8,459.7
Liquidating commercial assets........................................................     1,555.7     1,851.2
Advances to parent company and affiliates............................................       361.7       393.3
Deferred insurance policy acquisition costs..........................................       381.6       453.4
Acquired intangibles.................................................................       246.7       293.8
Properties and equipment.............................................................       202.2       177.8
Assets acquired through foreclosure..................................................       171.9       191.3
Other assets.........................................................................       482.2       374.7
                                                                                       ----------  ----------
          Total assets...............................................................  $ 19,850.2  $ 18,146.4
                                                                                       ==========  ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper, bank and other borrowings........................................  $  4,321.8  $  4,217.9
  Senior and senior subordinated debt (with original maturities
   over one year)....................................................................     6,813.7     6,601.5
                                                                                       ----------  ----------
          Total debt.................................................................    11,135.5    10,819.4
Insurance policy and claim reserves..................................................     5,981.5     5,243.3
Other liabilities....................................................................       942.7       556.4
                                                                                       ----------  ----------
          Total liabilities..........................................................    18,059.7    16,619.1
Preferred stock......................................................................       100.0       150.0
Common shareholder's equity*.........................................................     1,690.5     1,377.3
                                                                                       ----------  ----------
          Total liabilities and shareholder's equity*................................  $ 19,850.2  $ 18,146.4
                                                                                       ==========  ==========

- ------------
* See  the Statements  of Changes  in Preferred  Stock and  Common Shareholder's
  Equity  on  page  F-5  for  the  number  of  shares  authorized,  issued   and
  outstanding.

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                              ----------------------------------
                                                                                 1993        1992        1991
                                                                              ----------  ----------  ----------
                                                                                        (IN MILLIONS)
CASH PROVIDED BY OPERATIONS
Net income..................................................................  $    220.4  $    239.5  $    156.7
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables..........................       494.5       368.3       599.2
  Insurance policy and claim reserves.......................................       226.4       171.3       218.9
  Depreciation and amortization.............................................       158.1       107.4       112.0
  Net realized gains from sales of assets...................................        (1.4)      (33.4)      (59.7)
  Deferred insurance policy acquisition costs...............................       (86.6)      (85.2)      (81.2)
  Deferred income tax provision.............................................         1.0        14.4       (83.0)
  Other, net................................................................       289.5       (86.0)       (7.5)
                                                                              ----------  ----------  ----------
Cash provided by operations.................................................     1,301.9       696.3       855.4
                                                                              ----------  ----------  ----------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased.................................................................    (2,992.0)   (2,733.5)   (2,218.1)
  Matured...................................................................     1,172.9       841.7       261.0
  Sold......................................................................     1,205.2     1,209.2     1,372.8
Short-term investment securities, net change................................      (224.1)       98.0      (165.6)
Receivables, excluding bankcard:
  Originated or purchased...................................................    (6,288.3)   (6,148.9)   (6,201.8)
  Collected.................................................................     3,772.5     3,390.5     3,554.3
  Sold......................................................................     1,934.4     3,086.4     4,049.2
Bankcard receivables:
  Originated or collected, net..............................................    (2,629.3)   (2,766.2)   (1,451.8)
  Purchased.................................................................       (32.7)     (437.4)   (1,580.2)
  Sold......................................................................     1,912.8     2,389.2     1,509.8
Properties and equipment purchased..........................................       (30.5)      (37.5)      (76.0)
Properties and equipment sold...............................................         4.6          .4         6.3
Advances to parent company and affiliates...................................        31.6      (196.2)       41.6
                                                                              ----------  ----------  ----------
Cash decrease from investments in operations................................    (2,162.9)   (1,304.3)     (898.5)
                                                                              ----------  ----------  ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change.................................................       107.1     1,189.8      (609.4)
Senior and senior subordinated debt issued..................................     2,289.9     2,260.3     3,298.3
Senior and senior subordinated debt retired.................................    (2,084.3)   (3,291.5)   (2,974.3)
Policyholders' benefits paid................................................      (332.8)     (330.6)     (311.7)
Cash received from policyholders............................................       848.9       882.4       797.1
Dividends on preferred stock................................................        (8.7)      (10.3)      (11.4)
Issuance of preferred stock.................................................          --        99.1          --
Repurchase of preferred stock...............................................       (50.0)     (100.0)         --
Dividends paid to parent company............................................          --      (175.3)      (63.0)
Capital contributions from parent company...................................        70.0          --         3.6
                                                                              ----------  ----------  ----------
Cash increase from financing and capital transactions.......................       840.1       523.9       129.2
                                                                              ----------  ----------  ----------
Effect of exchange rate changes on cash.....................................          --         (.1)         --
                                                                              ----------  ----------  ----------
Increase (decrease) in cash.................................................       (20.9)      (84.2)       86.1
Cash at January 1...........................................................        48.7       132.9        46.8
                                                                              ----------  ----------  ----------
Cash at December 31.........................................................  $     27.8  $     48.7  $    132.9
                                                                              ==========  ==========  ==========
Supplemental cash flow information:
Interest paid...............................................................  $    510.5  $    697.1  $    901.8
                                                                              ==========  ==========  ==========
Income taxes paid...........................................................  $     49.4  $     95.7  $    106.9
                                                                              ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                        AND COMMON SHAREHOLDER'S EQUITY

                                                                              COMMON SHAREHOLDER'S EQUITY
                                                                 -----------------------------------------------------
                                                                   COMMON
                                                                  STOCK AND                              TOTAL COMMON
                                                     PREFERRED     PAID-IN      RETAINED                 SHAREHOLDER'S
                                                       STOCK     CAPITAL (1)  EARNINGS (2)   OTHER (3)      EQUITY
                                                    -----------  -----------  ------------  -----------  -------------
                                                                              (IN MILLIONS)
BALANCE AT DECEMBER 31, 1990......................   $   150.0    $   478.5    $    778.1    $   (15.4)   $   1,241.2
  Net income......................................                                  156.7                       156.7
  Dividends to parent company.....................                                  (63.0)                      (63.0)
  Dividends on preferred stock....................                                  (11.4)                      (11.4)
  Contribution of capital from parent company.....                      3.6                                       3.6
  Foreign currency translation adjustments (4)....                                                (1.0)          (1.0)
  Unrealized gain on marketable equity securities
   (5)............................................                                                 6.8            6.8
                                                    -----------  -----------  ------------  -----------  -------------
BALANCE AT DECEMBER 31, 1991......................       150.0        482.1         860.4         (9.6)       1,332.9
  Net income......................................                                  239.5                       239.5
  Dividends to parent company.....................                                 (175.3)                     (175.3)
  Dividends on preferred stock....................                                  (10.3)                      (10.3)
  Foreign currency translation adjustments (4)....                                               (10.3)         (10.3)
  Issuance of preferred stock.....................       100.0          (.9)                                      (.9)
  Repurchase of preferred stock...................      (100.0)                                                    --
  Unrealized gain on investments, net (5).........                                                 1.7            1.7
                                                    -----------  -----------  ------------  -----------  -------------
BALANCE AT DECEMBER 31, 1992......................       150.0        481.2         914.3    $   (18.2)       1,377.3
  Net income......................................                                  220.4                       220.4
  Dividends on preferred stock....................                                   (8.7)                       (8.7)
  Contribution of capital from parent company.....                     70.0                                      70.0
  Foreign currency translation adjustments (4)....                                                (5.0)          (5.0)
  Repurchase of preferred stock...................       (50.0)                                                    --
  Unrealized gain on investments, net (5),(6).....                                                36.5           36.5
                                                    -----------  -----------  ------------  -----------  -------------
BALANCE AT DECEMBER 31, 1993......................   $   100.0    $   551.2    $  1,126.0    $    13.3    $   1,690.5
                                                    ==========   ===========  ============  ===========  =============

- ------------
(1) At December 31, 1993 and 1992 the Company had authorized, issued and outstanding 1,000 shares of common stock, all of which are owned by Household International.
(2) The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109") effective January 1, 1993. As a result of implementing FAS No. 109, retained earnings for all periods presented prior to December 31, 1993 have been reduced by approximately $62 million from the amounts previously reported.
(3)   At December  31, 1993,  1992, 1991  and  1990 items  in the  other  column include cumulative adjustments for: foreign currency translation adjustments of $(21.8), $(16.8), $(6.5) and $(5.5) million, respectively, and unrealized gains (losses) on marketable equity securities and available-for-sale investments of $35.1, $(1.4), $(3.1) and $(9.9) million, respectively.
(4) Net of $.2, $.7 and $(.7) million of income tax expense (benefit) in 1993, 1992 and 1991, respectively.
(5) Net of $19.6, $.8 and $3.6 million of income taxes in 1993, 1992 and 1991, respectively.
(6) Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). As a result of implementing FAS No. 115, the gross unrealized gain on available-for-sale investments of $144.9 million is recorded net of income taxes of $19.6 million and, for certain available-for-sale investments of the life insurance operation, related unrealized deferred insurance policy acquisition cost adjustments of $90.2 million at December 31, 1993.

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                              REVENUES                     OPERATING PROFIT                   INCOME
                                  ---------------------------------   ---------------------------   ---------------------------
BUSINESS SEGMENT DATA               1993        1992        1991       1993      1992      1991      1993      1992      1991
- --------------------------------  ---------   ---------   ---------   -------   -------   -------   -------   -------   -------
                                                                          (IN MILLIONS)
Finance and Banking.............  $ 1,871.1   $ 1,820.4   $ 2,075.6   $ 286.5   $ 288.9   $ 383.0   $ 196.7   $ 210.1   $ 270.8
Individual Life Insurance.......      668.3       593.0       520.6      71.2      63.2      47.6      45.2      41.7      35.0
                                  ---------   ---------   ---------   -------   -------   -------   -------   -------   -------
Core Business...................    2,539.4     2,413.4     2,596.2     357.7     352.1     430.6     241.9     251.8     305.8
Liquidating Commercial Lines....      135.9       152.0       225.2     (29.9)    (20.3)   (241.4)    (21.5)    (12.3)   (149.1)
                                  ---------   ---------   ---------   -------   -------   -------   -------   -------   -------
Total...........................  $ 2,675.3   $ 2,565.4   $ 2,821.4   $ 327.8   $ 331.8   $ 189.2   $ 220.4   $ 239.5   $ 156.7
                                  =========   =========   =========   =======   =======   =======   =======   =======   =======

PRESENTATION OF INCOME DATA

    The combination of the Company's consumer and continuing commercial product lines are referred to as Finance and Banking. Assets of the liquidating commercial product lines, which are separately managed as receivables are collected or otherwise disposed of, have been disclosed separately in the consolidated balance sheets and as a separate business segment, referred to as Liquidating Commercial Lines. To better define and report the results of operations, the Company refers to its Finance and Banking and Individual Life Insurance segments as its Core Business.

    Operating profits represent income before income taxes but include interest expense, as financing costs are integral to the Company's operations. Income by segment assumes each business services its own debt. The segments generally provide for income taxes as if separate tax returns were filed subject to certain consolidated return limitations and benefits. Equity is allocated to the business segments based on the underlying regulatory and business requirements.

                                                                                           IDENTIFIABLE ASSETS
                                                                                   ------------------------------------
                                                                                      1993         1992         1991
                                                                                   ----------   ----------   ----------
                                                                                              (IN MILLIONS)
Finance and Banking..............................................................  $ 11,335.5   $ 10,369.0   $ 10,042.9
Individual Life Insurance........................................................     6,959.0      5,926.2      5,273.8
                                                                                   ----------   ----------   ----------
Core Business....................................................................    18,294.5     16,295.2     15,316.7
Liquidating Commercial Lines.....................................................     1,555.7      1,851.2      2,030.5
                                                                                   ----------   ----------   ----------
Total............................................................................  $ 19,850.2   $ 18,146.4   $ 17,347.2
                                                                                   ==========   ==========   ==========

PRESENTATION OF BUSINESS SEGMENT DATA

    The Finance and Banking segment markets home equity receivables, other secured consumer receivables, bankcards, merchant participation receivables, other unsecured consumer receivables, equipment and other secured commercial loans and leases, and credit and specialty insurance. The Individual Life Insurance segment provides ordinary life, universal life and annuity insurance products. The Liquidating Commercial Lines segment manages the discontinued product lines which consist of commercial real estate, acquisition finance and other loans and other commercial assets being liquidated.

                            IDENTIFIABLE ASSETS                       REVENUES                        OPERATING PROFIT
                     ----------------------------------   ---------------------------------   ---------------------------------
GEOGRAPHIC DATA         1993        1992        1991        1993        1992        1991        1993        1992        1991
- -------------------  ----------  ----------  ----------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                   (IN MILLIONS)
United States......  $ 19,430.6  $ 17,691.5  $ 16,816.7   $ 2,603.8   $ 2,476.4   $ 2,720.9   $   328.4   $   329.5   $   197.0
Australia..........       419.6       454.9       530.5        71.5        89.0       100.5         (.6)        2.3        (7.8)
                     ----------  ----------  ----------   ---------   ---------   ---------   ---------   ---------   ---------
Total..............  $ 19,850.2  $ 18,146.4  $ 17,347.2   $ 2,675.3   $ 2,565.4   $ 2,821.4   $   327.8   $   331.8   $   189.2
                     ==========  ==========  ==========   =========   =========   =========   =========   =========   =========

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

    Household Finance Corporation ("HFC"  or the "Company")  is a subsidiary  of
Household   International,  Inc.  ("Household   International"  or  the  "parent
company").

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

    INVESTMENT SECURITIES. The Company maintains investment portfolios in both its noninsurance and insurance operations. These portfolios are comprised primarily of debt securities. The insurance portfolio also includes mortgage and policyholder loans and other real estate investments. Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). In accordance with FAS No. 115, investment securities in both the noninsurance and insurance operations are classified in three separate categories: trading, available-for-sale or held-to-maturity. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Adjustments to the carrying value of trading investments are included in current earnings. Investments which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments not classified as trading or held-to-maturity are classified as available-for-sale. They are intended to be invested for an indefinite period but may be sold in response to events reasonably expected in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity, net of income taxes and, for certain investments in the insurance operation, related unrealized deferred insurance policy acquisition cost adjustments (see 'Insurance' accounting policies on pages F-8 and F-9). Prior to the adoption of FAS No. 115, available-for-sale investments were carried at the lower of aggregate amortized cost or fair value, and any adjustments to carrying value for the noninsurance operations were included in earnings, while any adjustments to carrying value for the insurance operation were included in common shareholder's equity. Any decline in the fair value of available-for-sale or held-to-maturity investments which is deemed to be other than temporary is charged against current earnings.

    Cost of investment securities sold by the insurance operation generally is determined using the first-in, first-out ("FIFO") method, and cost of noninsurance investment securities sold is determined by specific identification. Interest income earned on the noninsurance investment portfolio is classified in the statements of income in net interest margin. Realized gains and losses from the noninsurance portfolio and investment income from the insurance portfolio are recorded in investment income. Gains and losses on trading investments are recorded in other income. Accrued investment income is classified with investment securities.

    RECEIVABLES. Receivables are carried at amortized cost. The Company periodically sells receivables from its home equity, bankcard and merchant participation portfolios. Because these receivables were originated with variable rates of interest or rates comparable to those currently offered by the Company for such receivables, carrying value approximates market value.

    Finance income is earned using the effective yield method and classified on the balance sheets, to the extent not collected, with the related receivables. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Annual fees on bankcards are netted with direct lending costs associated with the issuance of the cards. The net amount is deferred and amortized on a straight-line basis over one year. Net deferred direct lending costs related to bankcard receivables totaled $7 and $8 million at December 31, 1993 and 1992, respectively.

    Insurance reserves applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets since payments on such policies generally are used to reduce outstanding receivables. Provisions for credit losses are made in amounts sufficient to maintain reserves at a level considered adequate to cover probable losses of principal and earned interest in the existing portfolio of owned receivables. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience and, for commercial loans, based on a specific loan review process as well as management's assessment of general reserve requirements. These estimates are reviewed periodically, and adjustments are reported in earnings in the periods in which they become known. The Company's chargeoff policy for all consumer receivables is based on contractual delinquency over periods ranging from 6 to 9 months. Commercial loans are written off when it becomes apparent that an account is uncollectible.

    LIQUIDATING COMMERCIAL ASSETS. The Company has discontinued selected, high-risk commercial product lines. These assets are managed separately from the continuing core businesses and therefore have been presented separately for financial reporting purposes. Liquidating commercial assets are recorded in the accompanying balance sheets at amortized cost net of reserves for credit losses. The carrying value recorded does not exceed amounts estimated to be recoverable, which is consistent with the current intent to hold these assets and collect or otherwise dispose of them in the normal course of business. These assets are accounted for consistent with accounting policies discussed herein.

    NONACCRUAL LOANS. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all consumer and commercial loans when principal or interest payments are more than three months contractually past due, except for bankcards and private-label credit cards, which are included in the merchant participation product line. On these credit card receivables, interest continues to accrue until the receivable is charged off. There were no commercial loans at December 31, 1993 which were 90 days or more past due which remained on accrual status. Accrual of income on nonaccrual consumer receivables is not resumed until such receivables become less than three months contractually past due. Accrual of income on nonaccrual commercial loans is not resumed until such loans become contractually current.

    RECEIVABLES SOLD AND SERVICED WITH LIMITED RECOURSE AND SECURITIZATION INCOME. Certain home equity, bankcard and merchant participation receivables have been securitized and sold to investors with limited recourse. The servicing rights to these receivables have been retained by the Company. Upon sale, the receivables are removed from the balance sheet, and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be recognized over the life of the receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables sold and securities issued, delinquency of receivables sold, normal servicing fees, operating expenses and other factors. The resulting gain is reduced by establishing a reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying statements of income as securitization and servicing fee income.

    PURCHASED MORTGAGE SERVICING RIGHTS. In 1993, the Company acquired purchased mortgage servicing rights ("PMSR") from an affiliate (see Note 14, "Transactions With Parent Company and Affiliates" for a description of the transaction). PMSR are amortized in a manner which corresponds to the estimated net servicing revenue stream over their estimated useful life not to exceed 15 years. The Company periodically evaluates the carrying value of its PMSR in light of the actual repayment experience of the underlying loans and makes adjustments to reduce the carrying value where appropriate. Servicing income and amortization of PMSR are included in securitization and servicing fee income in the statements of income.

    PROPERTIES AND EQUIPMENT. Properties and equipment are recorded at cost and depreciated over their estimated useful lives principally using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

    REAL ESTATE OWNED. Real estate owned, which is included in assets acquired through foreclosure on the accompanying balance sheets, is valued at the lower of cost or fair value less estimated costs to sell. Costs of holding this real estate, and related gains and losses on disposition, are credited or charged to operations as incurred. These values are periodically reviewed and reduced, if appropriate.

    INSURANCE. Premiums for ordinary life policies are recognized when due. Premiums for credit insurance are recognized over the period at risk in relationship to anticipated claims. Premiums received on single premium life, universal life and annuity policies ("interest sensitive policies") are considered insurance deposits. Revenues on interest sensitive insurance policies consist of contract charges against policyholders' accounts and are reported in the period assessed. Costs associated with acquisition of insurance risks are deferred and generally amortized in relation to premium revenues on ordinary and credit insurance and in relation to gross profits on interest sensitive policies. Amortization of deferred insurance policy acquisition costs has been adjusted for unrealized gains or losses on available-for-sale investments on the same basis as if the gains or losses were realized. Such amortization related to unrealized gains or losses has been netted against the unrealized gains or losses as an adjustment to common shareholder's equity.

    Liability for future contract benefits on interest sensitive policies is computed in accordance with the retrospective deposit method using interest rates which vary with rates credited to policyholders' accounts. Liabilities for future policy benefits on other life insurance products generally are computed using the net level premium method, based upon estimated future investment yields, mortality, and withdrawals appropriate when the policies were issued. Mortality and withdrawal assumptions principally are based on industry tables. Policy and contract claim reserves are based on estimated settlement amounts for both reported and incurred but not reported losses.

    ACQUIRED INTANGIBLES. Acquired intangibles consist of the cost of investments in excess of net tangible assets acquired and acquired credit card relationships. Acquired credit card relationships are amortized on a straight-line basis over their estimated remaining lives, not to exceed 10 years. Other intangible assets are amortized using straight-line and other methods over their estimated useful lives, not to exceed 15 years. The average remaining amortization period for acquired intangibles was approximately 6, 7 and 8 years at December 31, 1993, 1992 and 1991, respectively.

    INTEREST RATE CONTRACTS. The Company enters into a variety of interest rate contracts in the management of its interest rate exposure and in its trading activities. For interest rate swaps that are designated as hedges, the interest rate differential to be paid or received is accrued and included in interest expense. For interest rate futures, options, caps and floors, and forward contracts that qualify as hedges, realized and unrealized gains and losses are deferred and amortized over the lives of the hedged items as adjustments to interest expense. Realized and unrealized gains and losses on contracts that do not qualify as hedges are included in other income.

    FOREIGN CURRENCY TRANSLATION. Foreign subsidiary assets and liabilities are located in Australia. The functional currency for Australia is its local currency. Foreign subsidiary financial data are translated into U.S. dollars at the current exchange rate, and translation adjustments are accumulated as a separate component of common shareholder's equity. The Company enters into forward exchange contracts to hedge its investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are included in the foreign currency translation adjustment in common shareholder's equity. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

    INCOME TAXES. The Company and its eligible subsidiaries are included in Household International's consolidated Federal income tax return and in various consolidated state income tax returns. In addition, the Company files some unconsolidated state tax returns. Under the tax-sharing agreement with Household International, the Company's Federal and consolidated state tax provisions are determined based on the Company's effect on Household International's consolidated return. Tax benefits are paid to the Company as they are utilized in Household International's consolidated return. Investment tax credits generated by leveraged leases are accounted for by the deferral method.

    The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("FAS No. 109") effective January 1, 1993 which requires that deferred tax assets and liabilities, other than those associated with leveraged leasing transactions, be adjusted to the tax rates expected to apply in the periods in which the deferred tax assets and liabilities are expected to be realized or settled.

2.  INVESTMENT SECURITIES

    Investment securities at December 31 were as follows:

                                                             1993                  1992
                                                     --------------------  --------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                       VALUE      VALUE      VALUE      VALUE
                                                     ---------  ---------  ---------  ---------
                                                                   (IN MILLIONS)
TRADING INVESTMENTS
  Government securities and other..................  $    11.9  $    11.9  $    26.9  $    26.9
                                                     ---------  ---------  ---------  ---------
AVAILABLE-FOR-SALE INVESTMENTS
  Marketable equity securities:
    Common stocks..................................       18.5       18.5       10.7       10.7
    Preferred stocks...............................       57.7       57.7       67.7       67.7
  Corporate securities.............................    2,047.1    2,047.1      323.3      323.3
  Government securities............................      326.1      326.1       82.3       82.3
  Mortgage-backed securities.......................    1,075.5    1,075.5      165.8      165.8
  Other............................................      296.7      296.7         --         --
                                                     ---------  ---------  ---------  ---------
      Subtotal.....................................    3,821.6    3,821.6      649.8      649.8
                                                     ---------  ---------  ---------  ---------
HELD-TO-MATURITY INVESTMENTS
  Corporate securities.............................    1,739.0    1,930.7    2,838.4    2,980.8
  Government securities............................       23.2       25.4       74.9       80.1
  Mortgage-backed securities.......................      772.2      809.0    1,558.4    1,618.5
  Mortgage loans on real estate....................      222.4      226.0      351.0      365.7
  Policy loans.....................................       81.6       81.6       75.2       75.2
  Other............................................      310.5      312.0      234.1      233.9
                                                     ---------  ---------  ---------  ---------
      Subtotal.....................................    3,148.9    3,384.7    5,132.0    5,354.2
                                                     ---------  ---------  ---------  ---------
Accrued investment income..........................       99.6       99.6       93.8       93.8
                                                     ---------  ---------  ---------  ---------
          Total investment securities..............  $ 7,082.0  $ 7,317.8  $ 5,902.5  $ 6,124.7
                                                     =========  =========  =========  =========

    The Company's insurance subsidiaries held $6.5 and $5.5 billion of the investment securities at December 31, 1993 and 1992, respectively. Policy loans and mortgage loans on real estate held by the Company's insurance subsidiaries are classified as investment securities, consistent with insurance industry practice.

    Included  in the Company's earnings  for 1993, 1992 and  1991 are changes in
net  unrealized  holding  gains(losses)  of   $.7,  $(3.4)  and  $3.1   million,
respectively, from trading investments.

    Proceeds from the sale of available-for-sale investments totaled $448.3 and $235.1 million in 1993 and 1992, respectively. Gross gains of $35.8 and $8.8 million and gross losses of $7.5 and $18.1 million in 1993 and 1992, respectively, were realized on those sales. There were no investments classified as available-for-sale in 1991.

    The  amortized   cost  of   held-to-maturity  investments   transferred   to
available-for-sale   in  1993   was  $2.8   billion.  Proceeds   from  sales  of
held-to-maturity investments were $756.9 million, $825.4 million and $1.3 billion during 1993, 1992 and 1991, respectively. Sales and transfers of held-to-maturity investments in 1993 were due to restructuring of the investment security portfolio in anticipation of the adoption of FAS No. 115 on December 31, 1993. Approximately $400 and $800 million of sales proceeds in 1992 and 1991 were related to a decision made in 1991 to restructure the held-to-maturity investments to significantly reduce exposure in the Company's non-investment grade bond portfolio. Gross gains of $46.5, $34.9 and $36.7 million and gross losses of $9.6, $15.8 and $27.9 million were realized on sales of held-to-maturity investments in 1993, 1992 and 1991, respectively.

    The gross unrealized gains (losses) on investment securities were as follows:

                                            AT DECEMBER 31, 1993                            AT DECEMBER 31, 1992
                                ---------------------------------------------  ----------------------------------------------
                                              GROSS       GROSS                              GROSS        GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED     FAIR    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                  COST        GAINS       LOSSES      VALUE      COST        GAINS        LOSSES      VALUE
                                ---------   ----------  ----------   --------  ---------   ----------   ----------   --------
                                                                        (IN MILLIONS)
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities:
  Common stocks...............  $   16.9      $   1.7     $  (.1)    $   18.5  $   10.0      $   .8       $  (.1)    $   10.7
  Preferred stocks............      53.7          4.2        (.2)        57.7      68.7         2.1         (3.1)        67.7
Corporate securities..........   1,960.4         95.9       (9.2)     2,047.1     324.3        11.0        (12.0)       323.3
Government securities.........     321.9          6.1       (1.9)       326.1      79.2         3.2          (.1)        82.3
Mortgage-backed securities....   1,027.1         51.9       (3.5)     1,075.5     169.7          .9         (4.8)       165.8
Other.........................     296.7           --         --        296.7        --          --           --           --
                                ---------   ----------  ----------   --------  ---------   ----------   ----------   --------
    Total available-for-sale
     investments..............  $3,676.7      $ 159.8     $(14.9)    $3,821.6  $  651.9      $ 18.0       $(20.1)    $  649.8
                                =========   ==========  ==========   ========  =========   ==========   ==========   ========
HELD-TO-MATURITY INVESTMENTS
Corporate securities..........  $1,739.0      $ 197.5     $ (5.8)    $1,930.7  $2,838.4      $149.0       $ (6.6)    $2,980.8
Government securities.........      23.2          2.2         --         25.4      74.9         5.2           --         80.1
Mortgage-backed securities....     772.2         39.3       (2.5)       809.0   1,558.4        69.7         (9.6)     1,618.5
Mortgage loans on real
 estate.......................     222.4          6.2       (2.6)       226.0     351.0        18.8         (4.1)       365.7
Policy loans..................      81.6           --         --         81.6      75.2          --           --         75.2
Other.........................     310.5          1.5         --        312.0     234.1          --          (.2)       233.9
                                ---------   ----------  ----------   --------  ---------   ----------   ----------   --------
    Total held-to-maturity
     investments..............  $3,148.9      $ 246.7     $(10.9)    $3,384.7  $5,132.0      $242.7       $(20.5)    $5,354.2
                                =========   ==========  ==========   ========  =========   ==========   ==========   ========

    See Note 10, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of the Company's assets, liabilities and off-balance sheet financial instruments.

    As of December 31, 1993 the Company did not hold any debt or equity securities from a single issuer that exceeded 10 percent of common shareholder's equity.

    Contractual   maturities  and  yields  of  investments  in  debt  securities available-for-sale and held-to-maturity were as follows:

                                                                      AT DECEMBER 31, 1993
                                -------------------------------------------------------------------------------------------------
                                      CORPORATE SECURITIES            GOVERNMENT SECURITIES         ALL OTHER DEBT SECURITIES
                                --------------------------------   ---------------------------   --------------------------------
                                AMORTIZED      FAIR                AMORTIZED    FAIR             AMORTIZED      FAIR
                                  COST        VALUE      YIELD(1)    COST      VALUE   YIELD(1)    COST        VALUE      YIELD(1)
                                ---------   ----------   -------   ---------   ------  -------   ---------   ----------   -------
                                                                          (IN MILLIONS)
AVAILABLE-FOR-SALE INVESTMENTS
Due within 1 year.............  $    7.3      $    7.5     8.10%    $  2.9     $  3.0    9.93%   $   57.6      $   57.6     3.36%
After 1 but within 5 years....     139.0         145.2     7.51      146.7      148.4    5.04          --            --       --
After 5 but within 10 years...   1,151.4       1,194.7     7.43      153.1      153.4    5.88       162.2         171.0     8.08
After 10 years................     662.7         699.7     7.70       19.2       21.3    8.00       865.0         904.5     7.40
                                ---------   ----------   -------   ---------   ------  -------   ---------   ----------   -------
    Total.....................  $1,960.4      $2,047.1     7.53%    $321.9     $326.1    5.66%   $1,084.8      $1,133.1     7.29%
                                =========   ==========   =======   =========   ======  =======   =========   ==========   =======
HELD-TO-MATURITY INVESTMENTS
Due within 1 year.............  $   35.0      $   35.5     9.61%    $  1.2     $  1.3    9.12%   $   10.7      $   10.7     4.62%
After 1 but within 5 years....     194.9         218.4     9.05        3.6        3.7    5.88          --            --       --
After 5 but within 10 years...     447.2         496.9     8.83        6.0        6.8    8.95       148.8         157.7     6.60
After 10 years................   1,061.9       1,179.9     8.78       12.4       13.6    9.69       759.1         788.4     8.52
                                ---------   ----------   -------   ---------   ------  -------   ---------   ----------   -------
    Total.....................  $1,739.0      $1,930.7     8.84%    $ 23.2     $ 25.4    8.88%   $  918.6      $  956.8     8.17%
                                =========   ==========   =======   =========   ======  =======   =========   ==========   =======

- -----------------
(1) Computed by dividing annualized interest by the amortized cost of the respective investment securities.

3.  FINANCE AND BANKING RECEIVABLES

                                                                                      AT DECEMBER 31
                                                                                  ----------------------
                                                                                     1993        1992
                                                                                  ----------  ----------
                                                                                      (IN MILLIONS)
Home equity.....................................................................  $  1,557.1  $  1,569.6
Other secured...................................................................       347.1       366.2
Bankcard........................................................................     2,103.8     1,622.5
Merchant participation..........................................................     2,054.4     1,548.3
Other unsecured.................................................................     2,236.1     2,029.5
Equipment financing and other...................................................       661.4       720.7
                                                                                  ----------  ----------
Receivables owned...............................................................     8,959.9     7,856.8
Accrued finance charges.........................................................       167.4       155.7
Credit loss reserve for receivables owned.......................................      (279.8)     (220.0)
Unearned credit insurance premiums and claims reserves..........................       (49.8)      (45.7)
Amounts due and deferred from receivables sales.................................       675.2       873.8
Reserve for receivables serviced with limited recourse..........................      (134.5)     (160.9)
                                                                                  ----------  ----------
Total receivables owned, net....................................................     9,338.4     8,459.7
Receivables serviced with limited recourse......................................     7,131.1     7,946.9
Receivables serviced with no recourse...........................................     1,649.5       370.9
                                                                                  ----------  ----------
Total receivables owned or serviced, net........................................  $ 18,119.0  $ 16,777.5
                                                                                  ==========  ==========

    Finance and Banking receivables of the Australian operations included in receivables owned were as follows:

                                                                                    AT DECEMBER 31
                                                                                 --------------------
                                                                                   1993       1992
                                                                                 ---------  ---------
                                                                                    (IN MILLIONS)
Home equity....................................................................  $    76.6  $    67.0
Other secured..................................................................      161.1      176.7
Merchant participation.........................................................       30.7       34.1
Other unsecured................................................................      106.6      133.3
                                                                                 ---------  ---------
    Total......................................................................  $   375.0  $   411.1
                                                                                 =========  =========

    The Company has securitized and sold certain receivables which it services with limited recourse. Securitizations and sales of receivables, including replenishments of certificate holder interests were as follows:

                                                                           YEAR ENDED DECEMBER 31
                                                                       -------------------------------
                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
                                                                                (IN MILLIONS)
Home equity..........................................................  $ 1,667.5  $ 1,986.4  $ 1,858.3
Bankcard.............................................................    1,881.8    2,335.6    2,430.2
Merchant participation...............................................      213.6      484.9      445.7
Other unsecured......................................................         --         --       75.2
                                                                       ---------  ---------  ---------
    Total............................................................  $ 3,762.9  $ 4,806.9  $ 4,809.4
                                                                       =========  =========  =========

    The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                                    AT DECEMBER 31
                                                                                 --------------------
                                                                                   1993       1992
                                                                                 ---------  ---------
                                                                                    (IN MILLIONS)
Home equity....................................................................  $ 5,029.5  $ 4,799.3
Bankcard.......................................................................    1,789.0    2,309.7
Merchant participation.........................................................      312.6      602.7
Other unsecured................................................................         --      235.2
                                                                                 ---------  ---------
    Total......................................................................  $ 7,131.1  $ 7,946.9
                                                                                 =========  =========

    The combination of receivables owned and receivables serviced with limited recourse, which the Company considers its managed portfolio, is shown below:

                                                  AT DECEMBER 31
                                               --------------------
                                                 1993       1992
                                               ---------  ---------
                                                  (IN MILLIONS)
Home equity..................................  $ 6,586.6  $ 6,368.9
Other secured................................      347.1      366.2
Bankcard.....................................    3,892.8    3,932.2
Merchant participation.......................    2,367.0    2,151.0
Other unsecured..............................    2,236.1    2,264.7
Equipment financing and other................      661.4      720.7
                                               ---------  ---------
Receivables managed..........................  $16,091.0  $15,803.7
                                               =========  =========

    For certain securitizations, wholly-owned subsidiaries were created (HRSI Funding, Inc., HFS Funding Corporation, Household Finance Receivables Corporation II, Household Receivables Funding Corporation, Household Receivables Funding Corporation II, and HFC Funding Corporation) for the limited purpose of consummating such transactions.

    The amount due and deferred from receivables sales of $675.2 million at December 31, 1993 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $539.0 million. The amount due and deferred also included customer payments not yet remitted by the securitization trustee to the Company. In addition, the Company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $83.9 million at December 31, 1993. The Company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $134.5 million at December 31, 1993 and represent the Company's best estimate of probable losses on receivables serviced with limited recourse.

    Contractual maturities of owned receivables at December 31, 1993 were as follows:

                                                                                               THERE-
                                                 1994       1995      1996     1997    1998    AFTER     TOTAL
                                               ---------  --------  --------  ------  ------  --------  --------
                                                                         (IN MILLIONS)
Home equity..................................  $   524.5  $  300.1  $  202.9  $137.9  $ 93.8  $  297.9  $1,557.1
Other secured................................      113.2      74.8      58.7    46.5    19.1      34.8     347.1
Bankcard.....................................      276.5     237.6     205.9   178.7   155.4   1,049.7   2,103.8
Merchant participation.......................    1,053.2     578.8     307.3   114.6      .3        .2   2,054.4
Other unsecured..............................    1,013.0     514.3     294.4   170.4    99.5     144.5   2,236.1
Equipment financing and other................       58.7      23.0      52.8    26.6    76.0     424.3     661.4
                                               ---------  --------  --------  ------  ------  --------  --------
    Total....................................  $ 3,039.1  $1,728.6  $1,122.0  $674.7  $444.1  $1,951.4  $8,959.9
                                               =========  ========  ========  ======  ======  ========  ========

    A substantial portion of all consumer receivables, based on the Company's experience, will be paid prior to contractual maturity. This tabulation, therefore, is not to be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding bankcard receivables, approximated 40 and 38 percent in 1993 and 1992, respectively.

    The following table summarizes contractual maturities of owned receivables at December 31, 1993 due after one year by repricing characteristic:

                                           OVER 1
                                            BUT
                                          WITHIN 5   OVER 5
                                           YEARS     YEARS
                                          --------  --------
                                            (IN MILLIONS)
Receivables at predetermined interest
 rates..................................  $2,072.1  $  709.9
Receivables at floating or adjustable
 rates..................................   1,897.3   1,241.5
                                          --------  --------
    Total...............................  $3,969.4  $1,951.4
                                          ========  ========

    Finance and Banking nonaccrual owned receivables totaled $221.3 million at December 31, 1993 including $29.4 million relating to the foreign operation. Interest income that would have been recorded in 1993 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $36 million. Interest income that was included in net income for 1993 on those receivables was approximately $19 million. For further information on nonperforming assets, see pages 10 and 11 in Management's Discussion and Analysis of Results of Operations.

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for Finance and Banking receivables.

4.  LIQUIDATING COMMERCIAL ASSETS

                                            AT DECEMBER 31
                                          ------------------
                                            1993      1992
                                          --------  --------
                                            (IN MILLIONS)
Receivables:
  Commercial real estate................  $  297.1  $  349.4
  Acquisition finance and other.........     892.8   1,269.6
                                          --------  --------
Receivables owned.......................   1,189.9   1,619.0
Accrued finance charges.................       9.2      12.1
Reserve for credit losses...............    (172.9)   (203.3)
                                          --------  --------
    Total receivables owned, net........   1,026.2   1,427.8
Real estate owned.......................     256.6     249.6
Other assets............................     272.9     173.8
                                          --------  --------
    Total liquidating commercial
     assets.............................  $1,555.7  $1,851.2
                                          ========  ========

    At December 31, 1993 contractual maturities of receivables were: Within 1 year--$207.3 million; 1 - 2 years--$99.1 million; 2 - 3 years--$249.1 million; 3
- -4 years--$158.9 million; 4 - 5 years--$129.9 million and over 5 years--$345.6 million. Receivables with predetermined interest rates maturing in over 1 year but within 5 years were $331.1 million, and those maturing in over 5 years were $288.2 million. Receivables with floating or adjustable rates maturing in over 1 year but within 5 years were $305.9 million and those maturing in over 5 years were $57.4 million.

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for liquidating commercial assets.

    Liquidating commercial nonaccrual loans totaled $228.7 million at December 31, 1993. See page14 for nonaccrual data for prior years. Interest income that would have been recorded in 1993 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $33 million. Interest income that was included in net income in 1993 on those receivables was approximately $2 million.

    Renegotiated loans included in liquidating commercial assets at December 31, 1993 totaled $28.7 million. The Company recorded $2.5 million of interest earned on such loans in 1993. Had the loans been performing in accordance with their original terms, interest income in 1993 would have been approximately $4 million higher. There were $.7 million of commitments at December 31, 1993 to lend additional funds to borrowers whose loans were renegotiated. See page 14 for further information on nonperforming assets.

5.  CREDIT LOSS RESERVES

                                           1993     1992     1991
                                          -------  -------  -------
                                                (IN MILLIONS)
CREDIT LOSS RESERVES FOR OWNED
 RECEIVABLES AT JANUARY 1...............  $ 423.3  $ 488.9  $ 245.7
                                          -------  -------  -------
PROVISION FOR CREDIT LOSSES--OWNED
 RECEIVABLES
  Finance and Banking...................    404.4    333.0    339.2
  Liquidating Commercial Lines..........     90.1     35.3    260.0
                                          -------  -------  -------
Total provision for credit losses--owned
 receivables............................    494.5    368.3    599.2
                                          -------  -------  -------
OWNED RECEIVABLES CHARGED OFF
  Finance and Banking...................   (446.0)  (412.6)  (392.5)
  Liquidating Commercial Lines..........   (121.7)   (60.8)   (71.3)
                                          -------  -------  -------
Total owned receivables charged off.....   (567.7)  (473.4)  (463.8)
                                          -------  -------  -------
RECOVERIES ON OWNED RECEIVABLES
  Finance and Banking...................     67.5     60.5     54.0
  Liquidating Commercial Lines..........      1.2       .2       --
                                          -------  -------  -------
Total recoveries on owned receivables...     68.7     60.7     54.0
Credit loss reserves on receivables
 purchased, net (1).....................      1.9    (16.0)    54.9
Other, net (1), (2).....................     32.0     (5.2)    (1.1)
                                          -------  -------  -------
TOTAL CREDIT LOSS RESERVES FOR OWNED
 RECEIVABLES AT DECEMBER 31.............    452.7    423.3    488.9
                                          -------  -------  -------
CREDIT LOSS RESERVES FOR RECEIVABLES
 SERVICED WITH LIMITED RECOURSE AT
 JANUARY 1..............................    160.9     91.6     25.3
Provision for credit losses-receivables
 serviced with limited recourse.........    176.0    251.1    141.7
Receivables charged off.................   (176.3)  (192.2)   (85.1)
Recoveries..............................      4.7      3.5      1.7
Other, net (1), (2).....................    (30.8)     6.9      8.0
                                          -------  -------  -------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH LIMITED
 RECOURSE AT DECEMBER 31................    134.5    160.9     91.6
                                          -------  -------  -------
TOTAL CREDIT LOSS RESERVES FOR MANAGED
 RECEIVABLES AT DECEMBER 31.............  $ 587.2  $ 584.2  $ 580.5
                                          =======  =======  =======

- ------------
(1)   Relates to the Finance and Banking segment.
(2) The 1993 amount includes the transfer, from serviced with limited recourse to owned, of credit loss reserves associated with the return of receivables to the owned portfolio upon the culmination of a securitization transaction.

6.  COMMERCIAL PAPER, BANK AND OTHER BORROWINGS

                                                     AT DECEMBER 31
                                          -------------------------------------
                                                         BANK AND
                                          COMMERCIAL       OTHER
                                           PAPER (1)    BORROWINGS      TOTAL
                                          -----------   -----------   ---------
                                            (ALL DOLLAR AMOUNTS ARE STATED IN
                                                        MILLIONS)
1993
Balance.................................   $3,731.7      $  590.1     $4,321.8
Highest aggregate month-end balance.....       --            --        4,789.6
Average borrowings......................    3,459.5         598.7      4,058.2
Weighted average interest rate:
  At year end...........................        3.5%          4.0%         3.6%
  Paid during year......................        3.5           4.8          3.7
1992
Balance.................................   $3,176.7      $1,041.2     $4,217.9
Highest aggregate month-end balance.....       --            --        4,701.7
Average borrowings......................    3,300.7         673.4      3,974.1
Weighted average interest rate:
  At year end...........................        4.0%          4.4%         4.1%
  Paid during year......................        3.8           7.1          4.4
1991
Balance.................................   $2,373.8      $  679.0     $3,052.8
Highest aggregate month-end balance.....       --            --        4,595.3
Average borrowings......................    3,421.1         653.3      4,074.4
Weighted average interest rate:
  At year end...........................        5.2%          6.8%         5.6%
  Paid during year......................        6.0           8.4          6.4

- ------------
(1) Included in outstanding balances at year-end 1993, 1992 and 1991 were commercial paper obligations of the Australian operation of $191.5, $144.4 and $130.5 million, respectively.

    Interest expense for commercial paper, bank and other borrowings totaled $151.0, $174.2 and $260.0 million for 1993, 1992 and 1991, respectively.

    The Company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1993 the Company had total bank credit agreements of $4.0 billion, of which $3.7 billion were unused. Formal credit lines are reviewed annually and revolving credit agreements expire at various dates from 1994 to 1996. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1993 totaled $7.9 million.

7. SENIOR AND SENIOR SUBORDINATED DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

                                                                                   AT DECEMBER 31
                                                                                --------------------
                                                                                  1993       1992
                                                                                ---------  ---------
                                                                                   (IN MILLIONS)
SENIOR DEBT
  3.75% to 7.49%; due 1994 to 2003............................................  $ 1,236.3  $   702.1
  7.50% to 7.99%; due 1994 to 2003............................................    1,394.1    1,104.6
  8.00% to 8.49%; due 1994 to 1998............................................      234.2      322.8
  8.50% to 8.99%; due 1994 to 1999............................................      535.7      822.4
  9.00% to 9.99%; due 1994 to 2001............................................    1,099.8    1,503.3
  10.00% to 12.99%; due 1994 to 2001..........................................       50.7       82.6
  Variable interest rate debt; 2.98% to 8.26%; due 1994 to 2015...............    1,778.5    1,325.4
SENIOR SUBORDINATED DEBT
  8.45% to 9.63%; due 2000 to 2001............................................      400.0      550.0
  10.13%; due 1996............................................................      100.0      200.0
Unamortized discount..........................................................      (15.6)     (11.7)
                                                                                ---------  ---------
Total senior and senior subordinated debt.....................................  $ 6,813.7  $ 6,601.5
                                                                                =========  =========

    Weighted average interest rates, excluding the impact of interest rate swap agreements, were 7.1, 7.7 and 8.4 percent at December 31, 1993, 1992 and 1991, respectively. Including the impact of interest rate swap agreements, weighted average interest rates were 4.8, 5.5 and 7.6 percent at December 31, 1993, 1992 and 1991, respectively.

    Maturities of senior and senior subordinated debt at December 31, 1993 were as follows (in millions):

1994....................................  $  1,869.6
1995....................................       929.0
1996....................................     1,186.2
1997....................................       839.1
1998....................................       241.6
Thereafter..............................     1,748.2
                                          -----------
  Total.................................  $  6,813.7
                                          ===========

    At December 31, 1993 there were no significant restrictions on retained earnings in any of HFC's various indentures and agreements. Cash dividends or advances to HFC by certain of its subsidiaries are limited by government or statutory regulation. At December 31, 1993 approximately $1.3 billion of consolidated net assets were so restricted.

8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    In connection with its asset/liability management program and in the normal course of business, the Company enters into various transactions involving off-balance sheet financial instruments. These instruments are used to reduce the Company's exposure to fluctuations in interest rates and foreign exchange rates, and to a lesser extent for proprietary trading purposes, or to meet the financing needs of its customers. The Company does not serve as a financial intermediary to make markets in any off-balance sheet financial instruments. These financial instruments, which include interest rate contracts, foreign exchange rate contracts, commitments to extend credit, financial guarantees and recourse obligations have varying degrees of credit risk and/or market risk.

CREDIT RISK

    Credit   risk  is  the  possibility  that  a  loss  may  occur  because  the counterparty to a transaction fails to perform according to the terms of the contract. The Company's exposure to credit loss under commitments to extend credit, financial guarantees and recourse obligations is represented by the contract amount. The Company's credit quality and collateral policies for commitments and guarantees are the same as those for receivables that are recorded on the balance sheet. The Company's exposure to credit loss related to interest rate swaps,  cap  and floor  transactions,  forward and  futures  contracts  and options is the amount of uncollected interest or premium related to these instruments. These interest rate related instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. The Company controls the credit risk of its off-balance sheet financial instruments through established credit approvals, risk control limits and ongoing monitoring procedures. The Company has never experienced nonperformance by any counterparty.

MARKET RISK

    Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. The Company mitigates this risk by establishing limits for positions and other controls and by entering into counterbalancing positions.

OFF-BALANCE SHEET INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

    The accompanying tables summarize the notional amounts of the Company's off-balance sheet interest rate and foreign exchange contracts:

                                            NOTIONAL              MATURED OR                 NOTIONAL     FAIR
IN MILLIONS.                                 AMOUNT       NEW       EXPIRED    TERMINATED     AMOUNT      VALUE
AT DECEMBER 31                                1992*    CONTRACTS   CONTRACTS    CONTRACTS     1993*       1993
- ------------------------------------------  ---------  ---------  -----------  -----------  ----------  ---------
HEDGING INSTRUMENTS
Interest rate swaps.......................  $ 8,292.6  $ 8,453.5   $(2,756.5)   $  (275.0)  $ 13,714.6  $   220.8
Forwards and futures, net.................       89.0    2,578.6    (2,755.9)          --        (88.3)        .1
Options, net..............................         --     (278.8)      279.7        (11.3)       (10.4)        --
Other risk management instruments.........      419.9      893.9      (115.0)          --      1,198.8       57.7
                                            =========  =========  ===========  ===========  ==========  =========

                                                                     NOTIONAL                NOTIONAL
IN MILLIONS.                                                          AMOUNT        NET       AMOUNT    FAIR VALUE
AT DECEMBER 31                                                         1992*      CHANGE      1993*        1993
- -----------------------------------------                           -----------  ---------  ----------     -----
TRADING INSTRUMENTS
Interest rate swaps...............................................  $     100.0         --  $    100.0   $      .6
Forwards and futures, net.........................................       (397.8) $  (147.2)     (545.0)        (.7)
Options, net......................................................     (7,917.5)   1,180.4    (6,737.1)         .8
Other risk management instruments.................................        800.0     (300.0)      500.0          --
                                                                    ===========  =========  ==========  ===========

- ---------------

*   Bracketed amounts at year end represent net short positions.

    Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The Company utilizes interest rate swaps to allow it to match fund its receivables, which are primarily floating rate, with its liabilities, which are primarily fixed rate. Credit and market risk exist with respect to these instruments. The following table summarizes the interest rate swaps outstanding:

                                                                                      WEIGHTED AVERAGE
                                                                                       INTEREST RATES        WEIGHTED
ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS.                             NOTIONAL   ------------------------   AVERAGE
AT DECEMBER 31, 1993                                                    AMOUNT        PAY        RECEIVE     MATURITY
- --------------------------------------------------------------------  ----------  -----------  -----------  ----------
TYPE
Pay a fixed rate/receive a floating rate............................  $  1,889.5       6.60%        3.49%    2.6 years
Pay a floating rate/receive a fixed rate............................     7,537.9       3.42         6.06     3.7 years
Pay a floating rate/receive a different floating rate...............     4,387.2       3.38         3.68     1.5 years
                                                                      ----------      -----          ---    ----------
Total...............................................................  $ 13,814.6
                                                                      ==========

    Forwards and futures are contracts for delivery at a future date in which the buyer agrees to take delivery of a specified instrument or cash at a specified price. The Company has both interest rate and foreign exchange rate forward contracts and interest rate futures contracts. Foreign exchange contracts are utilized by the Company to reduce exposure in its Australian operation to fluctuations in exchange rates. Interest rate forward and interest rate futures contracts primarily are used in the Company's proprietary trading activities. Interest rate forward and futures contracts also are used to mitigate basis risk which arises due to the difference in movement of market rate indices (prime and LIBOR) on which a large portion of the Company's assets and liabilities are priced.

    For futures, the Company's exposure to credit risk is limited as these contracts are traded on organized exchanges and are settled on a daily basis with the exchanges. In contrast, forward contracts have credit risk relating to the performance of the counterparty. These instruments also are subject to market risk. For forward and futures contracts entered into as hedging activities, the Company had commitments to purchase of $3.4 and $197.5 million and commitments to sell of $91.7 and $108.5 million at December 31, 1993 and 1992, respectively. In connection with its trading activities, the Company had commitments to purchase of $332.0 and $2,710.2 million and commitments to sell of $877.0 and $3,108.0 million at December 31, 1993 and 1992, respectively.

    Options grant the purchaser the right to either purchase or sell a financial instrument at a specified price within a specified period. The Company primarily uses options, both written and purchased, for its proprietary trading activities. Gains and losses from the Company's trading activities were immaterial to the financial results of the Company. For written options, the Company is exposed to market risk but generally not credit risk. The credit risk and market risk associated with purchased options is limited to the premium paid which is recorded on the balance sheet. The Company had options purchased for trading activities of $9.7 and $2.7 billion and options written for trading activities of $16.4 and $10.6 billion at December 31, 1993 and 1992, respectively. The Company also had options purchased for hedging activities of $29.6 million and options written for hedging activities of $40.0 million at December 31, 1993. The Company had no options written or purchased for hedging activities at December 31, 1992.

    Other risk management instruments consist of caps and floors and foreign currency swaps. Caps and floors written expose the Company to market risk but not to credit risk. Credit and market risk associated with caps and floors purchased is limited to the premium paid which is recorded on the balance sheet.

    Deferred gains of $9.7 and $14.2 million and deferred losses of $7.8 and $11.1 million were recorded on the balance sheet from interest rate risk management instruments at December 31, 1993 and 1992, respectively. The weighted average amortization periods were 3.8 and 4.0 years associated with the deferred gains and 4.2 and 2.4 years associated with the deferred losses at December 31, 1993 and 1992, respectively.

    Interest margin was increased by $166.7, $101.4 and $37.9 million in 1993, 1992 and 1991, respectively, through the use of off-balance sheet interest rate risk management instruments.

    At December 31, 1993 the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $50.7 million.

COMMITMENTS AND GUARANTEES

    The Company enters into various commitments and guarantees to meet the financing needs of its customers. However, the Company expects a substantial portion of these contracts to expire unexercised.

    The Company's significant commitments and guarantees consisted of the following:

                                                                       AT DECEMBER 31
                                                                   ----------------------
                                                                      1993        1992
                                                                   ----------  ----------
                                                                       (IN MILLIONS)
Bank and private-label credit cards..............................  $ 20,956.6  $ 19,273.0
Other consumer lines of credit...................................     1,264.8     1,371.5
Other loan commitments and guarantees............................       390.3       753.5

    Commitments to extend credit to consumers represent the unused credit limits on bank and private-label credit cards and on other lines of credit. Commitments on bank and private-label credit cards are cancelable at any time. The Company does not require collateral to secure credit card agreements. Other consumer lines of credit include home equity lines of credit, which are secured by residential real estate, and other unsecured lines of credit. Commitments on these lines of credit generally are cancelable by the Company when a determination is made that a borrower may not be able to meet the terms of the credit agreement.

    Other loan commitments include commitments to fund commercial loans and letters of credit and guarantees for the payment of principal and interest on municipal industrial development bonds.

    Commercial loan commitments, primarily related to the Liquidating Commercial Lines segment, including working capital lines and letters of credit, totaled $150.7 and $168.9 million at December 31, 1993 and 1992, respectively. These commitments are collateralized to varying extents by inventory, receivables, property and equipment and other assets of the borrowers and were entered into prior to the Company's decision to exit these product lines.

    The Company has issued guarantees of $136 million at both December 31, 1993 and 1992 for the payment of principal and interest on municipal industrial development bonds. The guarantees expire from 1994 through 1997. The Company has security interests in underlying properties for these guarantees, with an average collateral value of 101 percent of the guarantees at both December 31, 1993 and 1992. The Company also has guaranteed payment of all debt obligations issued prior to 1989, excluding deposits, of Household Financial Corporation Limited ("HFCL"), a Canadian affiliate. The amount of guaranteed debt issued by HFCL prior to 1989 and still outstanding was approximately $113 million.

OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    Certain receivables securitized and serviced with limited recourse include floating interest rate provisions whereby the underlying receivables pay a fixed (floating) rate and the pass-through rate to the investor is floating (fixed). Further, in other transactions the underlying receivables reprice based on one index while the pass-through rate reprices on another index. The Company manages its exposure to interest rate risk on these financial instruments primarily through the use of interest rate swaps. See Note 3, "Finance and Banking Receivables" for additional information on securitizations and sales of receivables.

CONCENTRATIONS OF CREDIT RISK

    A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

    Because the Company primarily lends to consumers, it does not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 1993 and 1992. The Company lends nationwide; the following geographic areas comprised more than 10 percent of total managed domestic receivables at December 31, 1993: California--22 percent, Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--23 percent, Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV) - 15 percent, Northeast (CT, ME, MA, NH, NY, RI, VT)--14 percent and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--13 percent.

9. PREFERRED STOCK

    The Company is authorized to issue up to 1,000 shares of preferred stock, with no stated par value. Preferred stock consisted of the following:

                                                                                          AT DECEMBER 31
                                                                                       --------------------
                                                                                         1993       1992
                                                                                       ---------  ---------
                                                                                          (IN MILLIONS)
Exchangeable money market preferred Series A, 100 shares.............................         --  $    50.0
7.25% term cumulative preferred Series 1992-A,
 1,000,000 depositary shares (1).....................................................  $   100.0      100.0
                                                                                       ---------  ---------
  Total preferred stock..............................................................  $   100.0  $   150.0
                                                                                       =========  =========

- ------------
(1)  Depositary share represents 1/3000 share of preferred stock.

    The term cumulative preferred stock is non-voting and has a dividend rate of
7.25 percent, is not redeemable at the option of the Company prior to the mandatory redemption date of August 15, 1997, and has a liquidation value of $300,000 per share. On October 1, 1993 the Company's exchangeable money market cumulative preferred stock was redeemed in whole for $500,000 per share plus accrued and unpaid dividends.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has estimated the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). The estimates were made as of December 31, 1993 and 1992 based on relevant market information. Financial instruments include cash, receivables, investments, liquidating commercial assets, debt, certain insurance reserves and off-balance sheet instruments. Accordingly, a number of other assets recorded on the balance sheet (such as acquired credit card relationships) and other intangible assets not recorded on the balance sheet (such as the value of consumer lending relationships for originated receivables and the franchise values of the Company's business units) are not required to be valued for purposes of this disclosure. The Company believes there is substantial value associated with these assets based on current market conditions and historical experience.

    Approximately 30 percent in 1993 and 35 percent in 1992 of the fair value of financial instruments disclosed were determined using quoted market prices. Because no actively traded market exists, however, for a significant portion of the Company's financial instruments, fair values for items lacking a quoted market price were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management's assessments regarding ultimate collectability of assets and related interest and with estimates of product lives and repricing characteristics used in the Company's asset/liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental and changes in these assumptions could significantly affect fair value calculations.

    The following is a summary of the carrying value and estimated fair value of the Company's financial instruments:

                                                               AT DECEMBER 31
                                  ------------------------------------------------------------------------
                                                 1993                                 1992
                                  -----------------------------------  -----------------------------------
                                              ESTIMATED                            ESTIMATED
                                   CARRYING      FAIR                   CARRYING      FAIR
                                    VALUE       VALUE     DIFFERENCE     VALUE       VALUE     DIFFERENCE
                                  ----------  ----------  -----------  ----------  ----------  -----------
                                                               (IN MILLIONS)
Cash............................  $       28  $       28          --   $       49  $       49          --
Investment securities...........       7,082       7,318   $     236        5,903       6,125   $     222
Finance and banking
 receivables....................       9,338       9,605         267        8,460       8,665         205
Liquidating commercial assets...       1,556       1,441        (115)       1,851       1,677        (174)
                                  ----------  ----------       -----   ----------  ----------       -----
  Subtotal......................      18,004      18,392         388       16,263      16,516         253
                                  ----------  ----------       -----   ----------  ----------       -----
Commercial paper, bank and other
 borrowings.....................      (4,322)     (4,322)         --       (4,218)     (4,218)         --
Senior and senior subordinated
 debt...........................      (6,814)     (7,077)       (263)      (6,602)     (6,781)       (179)
Insurance reserves..............      (5,982)     (6,352)       (370)      (5,243)     (5,443)       (200)
                                  ----------  ----------       -----   ----------  ----------       -----
  Subtotal......................     (17,118)    (17,751)       (633)     (16,063)    (16,442)       (379)
                                  ----------  ----------       -----   ----------  ----------       -----
Interest rate and foreign
 exchange contracts.............          51         279         228           33         152         119
Commitments to extend credit and
 guarantees.....................          --          36          36           --          20          20
                                  ----------  ----------       -----   ----------  ----------       -----
  Subtotal......................          51         315         264           33         172         139
                                  ----------  ----------       -----   ----------  ----------       -----
  Total.........................  $      937  $      956   $      19   $      233  $      246   $      13
                                  ==========  ==========  ===========  ==========  ==========  ===========

    The estimated fair value in excess of carrying value (the "Difference") of the Company's financial instruments was $19 million at December 31, 1993 an increase of $6 million from year-end 1992. The adoption of FAS No. 115 on December 31, 1993 reduced the Difference associated with investment securities, as available-for-sale investment securities are now carried at estimated fair value. Excluding the impact of FAS No. 115, the Difference for investment securities at December 31, 1993 would have been approximately $381 million. The excess of carrying value over estimated fair value of liquidating commercial assets declined in 1993, as discussed more fully below.

    Recently adopted generally accepted accounting principles (FAS No. 115) require recognition of the difference between fair market and carrying values of certain debt and equity securities. As previously disclosed, the differential increased common shareholder's equity by $35.1 million after partially offsetting adjustments for the impact of income taxes and deferred insurance policy acquisition costs. The Company believes it is not meaningful to evaluate the difference between fair market and carrying values for assets without evaluating similar differences for all liabilities and off-balance sheet financial instruments utilized in the Company's asset/liability management process. As market interest rates change, application of this new accounting principle will result in volatility of the reported capital base that is inconsistent with economic value. The analysis presented on the previous page presents a more complete view of the differences between fair market and carrying values of both assets and liabilities. Although the disclosed pretax excess of fair value over carrying value of $19 million at December 31, 1993 covers a substantial portion of the elements of the Company's financial position, it excludes the substantial value associated with other intangible values described earlier. In addition, the disclosures presented previously exclude fair market valuation of certain insurance reserves and leases as prescribed by generally accepted accounting principles. Both the analysis of the fair value information presented previously, as well as the adjustments required by FAS No. 115, therefore have inherent limitations.

    The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

    CASH: The carrying value approximates fair value for this instrument due to its liquid nature.

    INVESTMENT SECURITIES:   Quoted market  prices were used  to determine  fair
value for investment securities.

    FINANCE AND BANKING RECEIVABLES: The fair value of adjustable rate consumer receivables was determined to approximate existing carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates approximating those offered by the Company on such products at the respective valuation dates. This approach to estimating fair value for fixed rate consumer receivables results in a disclosed fair value that is less than amounts the Company believes could be currently realizable on a sale of these receivables. These receivables are relatively insensitive to changes in overall market interest rates and therefore have additional value compared to alternative uses of funds in a low interest rate environment.

    The fair value of consumer receivables included an estimate, on a present value basis, of future excess servicing cash flows associated with securitizations and sales of certain home equity, bankcard and merchant participation receivables.

    LIQUIDATING COMMERCIAL ASSETS: The fair value of liquidating commercial assets was determined by discounting estimated future cash flows at an estimated market interest rate. The assumptions used in the estimate were consistent with the Company's intention to manage this portfolio of assets separately from the Core Business and to dispose of the assets in the normal course of business. The estimated fair value for liquidating commercial assets was below carrying value due to increases in current market discount rates, adjusted for changes in overall market rates, from rates in effect when assets were originated. This change in discount rates impacts all assets regardless of whether any uncertainty exists over collectability of future principal and interest payments. The Company believes the relative increase in current market discount rates is due to economic conditions and market perceptions towards the types of commercial assets which the Company decided to discontinue in 1991. While these market perceptions improved slightly during 1993, they still remain unfavorable, which has resulted in illiquid and sluggish markets for these assets. Because of these current market conditions, the Company currently intends to collect or otherwise dispose of its liquidating commercial assets over several years. The decrease in the difference between estimated fair value and carrying value in 1993 compared to 1992 reflects the belief that current market conditions, while depressed, have improved and will continue to improve over the next several years. Accordingly, the Company does not believe that the differential between estimated fair and carrying values for liquidating commercial assets represents a permanent impairment of value.

    COMMERCIAL PAPER, BANK AND OTHER BORROWINGS: The fair value of these instruments was determined to approximate existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

    SENIOR AND SENIOR SUBORDINATED DEBT: Quoted market prices where available were used to determine fair value. For those instruments for which quoted market prices were not available, the estimated fair value was computed by discounting future expected cash flows at interest rates offered for similar types of debt instruments.

    INSURANCE RESERVES:   The  fair  value of  insurance reserves  for  periodic
payment annuities and guaranteed investment contracts was estimated by discounting future expected cash flows at interest rates offered by the Company on such products at December 31, 1993 and 1992. The fair value of other insurance reserves is not required to be determined in accordance with FAS No.
107. The Company believes the fair value of such reserves approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

    INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS: Quoted market prices were used to determine fair value of these instruments. See Note 8, "Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk" for a discussion of the nature of these items.

    COMMITMENTS TO EXTEND CREDIT AND GUARANTEES: These commitments were valued by considering the Company's relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

11. LEASES AND OTHER SIMILAR ARRANGEMENTS

    The Company leases certain offices, buildings and equipment for periods of up to 10 years with various renewal options. The majority of such leases are noncancelable operating leases. Net rental expense under operating leases was $26.6, $25.9 and $27.9 million for 1993, 1992 and 1991, respectively.

    In the fourth quarter of 1991, the Company purchased credit card receivables of approximately $1 billion from CoreStates Financial Corporation. An unaffiliated third party acquired the rights to the account relationships associated with the receivables. The Company is entitled to utilize the account relationships under a licensing agreement with the third party. This licensing arrangement is noncancelable and has an initial term expiring in 1998. Net expense under this licensing arrangement was $32.9, $32.9 and $2.7 million in 1993, 1992 and 1991, respectively.

    Future net minimum lease and other commitments under noncancelable operating lease and licensing arrangements were:

                                                 AT DECEMBER 31,
                                                      1993
                                                -----------------
                                                  (IN MILLIONS)
1994..........................................      $    55.6
1995..........................................           50.7
1996..........................................           46.8
1997..........................................           43.5
1998..........................................           20.3
Thereafter....................................            3.4
                                                       ------
Net minimum lease and other commitments.......      $   220.3
                                                =================

12. EMPLOYEE BENEFIT PLANS
    The Company and its U.S. subsidiaries participate in Household International's Retirement Income Plan ("RIP"), which covers substantially all U.S. full-time employees. No separate actuarial valuation has been made for the Company's participation in RIP. The fair value of plan assets in RIP exceeded Household International's projected benefit obligation by $212.6 and $208.4 million at December 31, 1993 and 1992, respectively. The 1993 and 1992 projected benefit obligations for RIP were determined using an assumed weighted average discount rate of 7.25 and 8.00 percent, respectively, an assumed compensation increase of 3.75 and 4.25 percent, respectively, and an assumed weighted average long-term rate of return on plan assets of 9.50 and 9.75 percent, respectively. At December 31, 1993 and 1992, the Company's estimated share of prepaid pension cost was $113.2 and $101.8 million, respectively. Plan benefits are based primarily on years of service and compensation of participants. The Company's share of total pension income due to the over-funded status of RIP was $11.4, $22.4 and $25.1 million for 1993, 1992 and 1991, respectively.

    The Company's Australian subsidiary also has a defined benefit pension plan covering substantially all of its employees. The projected benefit obligation, pension income and funded status of the foreign plan is not significant to the Company.

    The Company participates in Household International's defined contribution plan where each participant's contribution is matched by the Company up to a maximum of 6 percent of the participant's compensation. For 1993, 1992 and 1991 the Company's costs totaled $9.2, $9.2 and $8.5 million, respectively.

    The Company also participates in Household International's plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. The plans are funded on a pay-as-you-go basis and cover substantially all employees who meet certain age and vested service requirements. Household International has instituted dollar limits on its payments under the plans to control the cost of future medical benefits.

    Effective January 1, 1993 Household International adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"). FAS No. 106 requires the recognition of the expected postretirement costs on an accrual basis, similar to pension accounting. The expected cost of postretirement benefits is required to be recognized over the employees' years of service with the Company instead of the period in which the benefits are paid. Household International is recognizing the transition obligation, which represents the unfunded and unrecognized accumulated postretirement benefit obligation at that date, over 20 years.

    While no separate actuarial valuation has been made for the Company's participation in Household International's plans for postretirement medical, dental and life benefits, its share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $152.5 million at December 31, 1993. The Company's estimated share of Household International's accrued postretirement benefit obligation was $10.1 million at December 31, 1993. In addition, the Company's estimated share of postretirement benefit expense recognized in 1993 was $13.9 million.

    Through 1992, it had been the Company's policy to charge the cost of retiree health care and life insurance benefits to expense when benefits were paid. The cost of these plans to Household International totaled $2.9 and $2.5 million in 1992 and 1991, respectively. The cost of plans which cover retirees and eligible dependents in Australia is not significant to the Company.

    Household International's accumulated postretirement benefit obligation at December 31, 1993 was determined using an assumed weighted average discount rate of 7.50 percent and an assumed annual compensation increase of 3.75 percent. A 15 percent annual rate of increase in the gross cost of covered health care benefits is assumed for 1993 and 1994. This rate of increase is assumed to decline by 1 percentage point in each year after 1994.

    The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point would have increased the Company's share of the 1993 net periodic postretirement benefit cost by $.7 million and its share of the accumulated postretirement benefit obligation at December 31, 1993 by $8.5 million. A 1 percentage point increase would have increased Household International's accumulated postretirement benefit obligation by $12.3 million.

13. INCOME TAXES

    Effective January 1, 1993 the Company adopted FAS No. 109. As a result of implementing FAS No. 109, retained earnings for all periods between 1986 and 1992 have been reduced by approximately $62 million from amounts previously reported. The statements of income for those periods subsequent to December 31, 1986 have not been restated as the impact of FAS No. 109 on net income was immaterial to any such year and in total.

    Total income taxes were allocated as follows:

                                                               1993       1992       1991
                                                             ---------  ---------  ---------
                                                                      (IN MILLIONS)
Provision for income taxes related to operations...........  $   107.4  $    92.3  $    32.5
Income taxes related to adjustments included in common
 shareholder's equity:
  Marketable equity securities and investments
   available-for-sale......................................       19.6         .8        3.6
  Foreign currency translation adjustments.................         .2         .7        (.7)
                                                             ---------  ---------  ---------
Total......................................................  $   127.2  $    93.8  $    35.4
                                                             =========  =========  =========

    Provisions for income taxes related to operations were:

                                                               1993       1992       1991
                                                             ---------  ---------  ---------
                                                                      (IN MILLIONS)
CURRENT
  United States............................................  $   105.8  $    78.4  $   111.4
  Foreign..................................................         .6        (.5)       4.1
                                                             ---------  ---------  ---------
Total current..............................................      106.4       77.9      115.5
                                                             ---------  ---------  ---------
DEFERRED
  United States............................................       10.3       14.4      (83.0)
  Foreign..................................................       (9.3)        --         --
                                                             ---------  ---------  ---------
Total deferred.............................................        1.0       14.4      (83.0)
                                                             ---------  ---------  ---------
Total income taxes.........................................  $   107.4  $    92.3  $    32.5
                                                             =========  =========  =========

    The significant components of deferred income tax provisions attributable to income from operations were:

                                                               1993       1992       1991
                                                             ---------  ---------  ---------
                                                                      (IN MILLIONS)
Deferred income tax provision (exclusive of the effects of
 other components listed below)............................  $     3.6  $     3.1  $  (106.2)
Adjustment of deferred tax assets and liabilities for
 enacted changes in tax rates..............................        4.4         --         --
Operating loss carryforwards...............................        1.2       18.2       21.3
Investment tax credits.....................................         .5         --         --
Adjustment of valuation allowance..........................       (8.7)      (6.9)       1.9
                                                             ---------  ---------  ---------
Deferred income tax provision..............................  $     1.0  $    14.4  $   (83.0)
                                                             =========  =========  =========

    Income before income taxes from foreign operations was $1.0, $14.0 and $6.0 million in 1993, 1992 and 1991, respectively. Effective tax rates are analyzed as follows:

                                                                      1993       1992       1991
                                                                    ---------  ---------  ---------
Statutory federal income tax rate.................................       35.0%      34.0%      34.0%
Increase (decrease) in rate resulting from:
  Noncurrent tax requirement (reduction)..........................        2.0         --       (6.7)
  State and local taxes, net of federal benefit...................        1.7        1.7       (2.0)
  Impact of purchase accounting...................................         --       (3.2)      (3.5)
  Leveraged lease tax benefits....................................       (4.2)      (2.5)      (1.8)
  Dividends received deduction applicable to term preferred
   stocks.........................................................       (1.9)      (2.2)      (4.2)
  Foreign loss carryforwards......................................       (1.8)       (.7)       1.0
  Other...........................................................        2.0         .7         .4
                                                                          ---        ---        ---
Effective tax rate................................................       32.8%      27.8%      17.2%
                                                                    =========  =========  =========

    In accordance with the Company's accounting policy, provisions for U.S. income taxes had not been made at December 31, 1993 on $85.9 million of undistributed earnings of its U.S. life insurance subsidiary accumulated as policyholders' surplus under tax laws in effect prior to 1984. Because this amount would become taxable only in the event of certain circumstances which the Company does not expect to occur within the foreseeable future, no deferred tax liability has been established for this item. The amount of deferred tax liability not recognized was $30.1 million at December 31, 1993. At December 31, 1993 the Company had net operating loss carryforwards for tax purposes of $39.3 million which have no expiration date. The realization of these carryforwards will reduce future income tax payments.

    Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                             AT DECEMBER 31
                                                                          --------------------
                                                                            1993       1992
                                                                          ---------  ---------
                                                                             (IN MILLIONS)
Deferred Tax Liabilities
  Leveraged lease transactions, net.....................................  $   400.9  $   381.6
  Insurance policy acquisition costs....................................      132.1      132.6
  Pension plan assets...................................................       42.7       37.0
  Receivables sold......................................................       25.9       22.0
  Deferred loan origination costs.......................................       24.0       20.0
  Market value adjustments for investments available-for-sale...........       18.9         --
  Direct financing leases, net..........................................       14.4       19.5
  Other.................................................................       38.3       36.4
                                                                          ---------  ---------
Total deferred tax liabilities..........................................      697.2      649.1
                                                                          ---------  ---------
Deferred Tax Assets
  Credit loss reserves..................................................      212.5      198.0
  Insurance reserves....................................................      145.7      126.4
  Unused tax benefit carryforwards, net.................................        5.2       56.2
  Other.................................................................       71.9       31.0
                                                                          ---------  ---------
Total deferred tax assets...............................................      435.3      411.6
Valuation allowance.....................................................         --       (8.7)
                                                                          ---------  ---------
Total deferred tax assets, net of valuation allowance...................      435.3      402.9
                                                                          ---------  ---------
Net deferred tax liability at end of year...............................  $   261.9  $   246.2
                                                                          =========  =========

14. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

    HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates consisted of the following:

                                                                             AT DECEMBER 31
                                                                          --------------------
                                                                            1993       1992
                                                                          ---------  ---------
                                                                             (IN MILLIONS)
Parent company and other subsidiaries...................................  $   329.6  $   309.8
Household Bank, f.s.b...................................................       29.6       17.7
Household Global Funding, Inc...........................................        2.5       65.8
                                                                          ---------  ---------
Advances to parent company and affiliates...............................  $   361.7  $   393.3
                                                                          =========  =========

    These advances bear interest at various interest rates which approximate market. Interest income on advances to parent company and affiliates is included with interest expense and includes the following:

                                                                   1993       1992       1991
                                                                 ---------  ---------  ---------
                                                                          (IN MILLIONS)
Parent company and other subsidiaries..........................  $    12.7  $    17.1  $    14.5
Household Bank, f.s.b..........................................         .2         .1        1.4
Household Global Funding, Inc..................................        3.8        4.2         .4
                                                                 ---------  ---------  ---------
Interest income on advances to parent company and affiliates...  $    16.7  $    21.4  $    16.3
                                                                 =========  =========  =========

    During 1993 and 1992, Household Bank, National Association ("HBNA"), a wholly-owned subsidiary of the Company, borrowed monies from Household Bank, f.s.b. ("the Bank") at arm's length interest rates. The balance at December 31, 1992 was $450 million and was included in commercial paper, bank and other borrowings for financial statement purposes. This loan was paid in full in the first quarter of 1993. HBNA paid approximately $2.6 and $18.2 million of interest expense on this loan during 1993 and 1992, respectively.

    In November 1993 the Company purchased approximately $133 million of purchased mortgage servicing rights from the Bank. The Bank will continue to act as a subservicer for the Company and will be paid a subservicing fee based on the Bank's estimated costs of servicing the loans. These rights were purchased at net book value which approximated market value.

    The Company has an agreement with the Bank to originate unsecured nonmortgage consumer loans using the Bank's lending criteria. These loans are originated via direct mail programs, and are serviced by the Company for an arm's length fee. In 1993, the Company originated approximately $73 million of loans for the Bank under this program.

    Household International has entered into a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and the Company agree to maintain the capital of the Bank at the levels currently required or any subsequent regulatory capital requirements. The agreement also requires that any capital deficiency be cured by Household International and/or the Company within thirty days. In 1993, 1992 and 1991, Household International made cash capital contributions of $70, $54 and $20 million, respectively, to maintain the regulatory capital of the Bank at levels consistent with management's objectives and minimum regulatory capital requirements.

    During the fourth quarter of 1992 the Company purchased approximately $290 million of home equity loans from the Bank which were subsequently securitized and sold. These loans were purchased by the Bank from a third party.

    Certain support services of the Company are performed by a wholly-owned subsidiary of Household International. This subsidiary was established to maximize the efficiency and consolidate the back room operating functions of various subsidiaries of Household International. The Company has negotiated an arms-length agreement with this subsidiary for services such as item processing, collections and billings, accounts payable, and payroll processing. Additionally, the Company was allocated and/or billed for costs incurred on its behalf by Household International for expenses including insurance, credit, and legal and other fees. These expenses were recorded in other operating expenses and totaled approximately $261, $207 and $250 million in 1993, 1992 and 1991, respectively.

15. COMMITMENTS AND CONTINGENT LIABILITIES

    In the ordinary course of business there are various legal proceedings pending against the Company. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the consolidated financial position of the Company. See Note 8 for a discussion regarding commitments and contingent liabilities related to off-balance sheet financial instruments. See Note 11 for discussion of lease commitments.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES
                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                 (IN MILLIONS)

                                                          1993 - THREE MONTHS ENDED           1992 - THREE MONTHS ENDED
                                                      ----------------------------------  ----------------------------------
                                                       DEC.     SEPT.    JUNE     MAR.     DEC.     SEPT.    JUNE     MAR.
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Finance income......................................  $ 336.0  $ 332.2  $ 323.7  $ 326.2  $ 335.9  $ 336.0  $ 330.0  $ 332.7
Interest income from noninsurance investment
 securities.........................................     10.0     11.4     11.5      8.0      7.9      8.7      9.3      9.0
Interest expense....................................    128.6    123.1    119.2    139.3    144.3    147.6    168.0    173.3
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Net interest margin.................................    217.4    220.5    216.0    194.9    199.5    197.1    171.3    168.4
Provision for credit losses on owned receivables....    124.0    145.6    107.1    117.8    116.1     88.0     80.5     83.7
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Net interest margin after provisions for credit
 losses.............................................     93.4     74.9    108.9     77.1     83.4    109.1     90.8     84.7
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Securitization and servicing fee income.............     92.2    103.7     87.1    100.4    130.4     80.3     79.1     79.4
Insurance premiums and contract revenues............     60.4     66.8     57.1     58.3     56.0     54.8     54.3     55.4
Investment income...................................    130.2    153.1    132.8    136.0    118.5    129.2    122.9    121.6
Fee income..........................................     18.8     15.9     14.9     11.1     15.3     12.4     12.5     10.3
Other income........................................     33.1     15.4     10.9     18.1      8.3     13.2     23.1     18.9
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Other revenues......................................    334.7    354.9    302.8    323.9    328.5    289.9    291.9    285.6
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Net interest margin and other revenues..............    428.1    429.8    411.7    401.0    411.9    399.0    382.7    370.3
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Other operating expenses............................    191.1    219.3    209.7    205.5    182.1    193.0    189.2    183.7
Policyholders' benefits.............................    128.7    133.7    129.4    125.4    122.2    123.6    120.1    118.2
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Total costs and expenses............................    319.8    353.0    339.1    330.9    304.3    316.6    309.3    301.9
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Income before income taxes..........................    108.3     76.8     72.6     70.1    107.6     82.4     73.4     68.4
Income tax expense..................................     37.1     26.6     21.4     22.3     31.8     22.5     18.3     19.7
                                                      -------  -------  -------  -------  -------  -------  -------  -------
  Net income........................................  $  71.2  $  50.2  $  51.2  $  47.8  $  75.8  $  59.9  $  55.1  $  48.7
                                                      =======  =======  =======  =======  =======  =======  =======  =======
Segment net income:
  Finance and Banking...............................  $  63.5  $  47.3  $  45.5  $  40.4  $  64.4  $  54.6  $  50.5  $  40.6
  Individual Life Insurance.........................     10.2     13.5      9.8     11.7     15.4      9.0      7.6      9.7
                                                      -------  -------  -------  -------  -------  -------  -------  -------
Core Business.......................................     73.7     60.8     55.3     52.1     79.8     63.6     58.1     50.3
Liquidating Commercial Lines........................     (2.5)   (10.6)    (4.1)    (4.3)    (4.0)    (3.7)    (3.0)    (1.6)
                                                      -------  -------  -------  -------  -------  -------  -------  -------
  Net income........................................  $  71.2  $  50.2  $  51.2  $  47.8  $  75.8  $  59.9  $  55.1  $  48.7
                                                      =======  =======  =======  =======  =======  =======  =======  =======

FOURTH QUARTER RESULTS

    Net income for the 1993 fourth quarter was $71.2 million, up 42 percent from the third quarter but down 6 percent from the prior year fourth quarter. The improvement over the third quarter resulted from higher earnings from the domestic consumer finance and bankcard businesses. The domestic consumer finance operations benefited primarily from wider spreads on variable rate products and growth in the managed portfolio, while the bankcard business benefited from higher revenues associated with seasonality. Earnings in the quarter also benefited from lower losses in the Liquidating Commercial Lines segment due to reduced credit losses.

    Net interest margin was $217.4 million, essentially flat with the prior quarter and up 9 percent from the prior year fourth quarter primarily due to higher average owned receivables and wider spreads on variable rate products. The level of earning assets is dependent on the timing of securitizations and sales of receivables. The Company securitized and sold $.6 billion of receivables in the fourth quarter of 1993 compared to $2.1 billion in the year-ago period.

    The provision for credit losses on owned receivables declined by $21.6 million in the fourth quarter of 1993 compared to the third quarter due to lower loss provision on liquidating commercial receivables. The third quarter amount reflected the disposition of the Company's largest problem loan. The increase compared to the prior year was primarily due to higher loss provision associated with increased year-over-year receivable balances.

    Securitization and servicing fee income declined 11 and 29 percent from 1993 third quarter and 1992 fourth quarter amounts due to lower average receivables serviced with limited recourse and a shift toward home equity loans in the securitized portfolio, resulting in narrower spreads. Investment income fell 15 percent from the prior quarter primarily due to higher gains resulting from the sale of investments classified in the available-for-sale portfolios in the third quarter of 1993 compared to the fourth quarter and increased 10 percent over the prior year fourth quarter due to lower realized gains in 1992. The higher levels of fee income in the fourth quarter compared to the prior and year-ago quarters primarily related to interchange and other fee income resulting from growth in the owned credit card portfolios and seasonality. Other income increased in the fourth quarter over the previous quarter and the prior year fourth quarter due to increased income on the Company's 25 percent equity investment in a commercial joint venture and prepayment fees received upon the payoff of commercial assets.

    Total costs and expenses declined 9 percent compared to the third quarter of 1993 but were up 5 percent compared to the year-ago period. Costs and expenses in the third quarter of 1993 were up due to previously mentioned gains on available-for-sale investments which resulted in higher levels of deferred insurance policy acquisition cost amortization. The effective tax rate in the 1993 fourth quarter was essentially flat compared to the previous quarter and up from 29.6 percent in the prior year. The higher tax rate in 1993 primarily was due to the impact of the enactment of new Federal tax legislation and a change in the treatment of purchase accounting adjustments resulting from the adoption of FAS No. 109.

                                                                   SCHEDULE VIII

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
                                                                                        (IN MILLIONS)
Insurance reserves applicable to finance receivables:
  Policy:
    Balance at January 1.....................................................  $     9.6  $    14.2  $    24.7
    Earned premiums..........................................................      (93.6)     (89.9)     (94.6)
    Net premiums written and reinsurance assumed.............................       91.7       85.6       86.7
    Other items..............................................................        (.9)       (.3)      (2.6)
                                                                               ---------  ---------  ---------
    Balance at December 31...................................................        6.8        9.6       14.2
                                                                               ---------  ---------  ---------
  Claims:
    Balance at January 1.....................................................       36.1       31.3       27.7
    Provision for claims.....................................................       53.0       49.9       48.6
    Benefits paid............................................................      (46.1)     (45.1)     (45.0)
                                                                               ---------  ---------  ---------
    Balance at December 31...................................................       43.0       36.1       31.3
                                                                               ---------  ---------  ---------
    Total insurance reserves at December 31..................................  $    49.8  $    45.7  $    45.5
                                                                               =========  =========  =========

                                                                      SCHEDULE X

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                                                                              COLUMN B
                                                                                   -------------------------------
                                                                                          CHARGED TO COSTS
                                                                                            AND EXPENSES
                                                                                   -------------------------------
                                    COLUMN A                                         1993       1992       1991
- ---------------------------------------------------------------------------------  ---------  ---------  ---------
                                                                                            (IN MILLIONS)
Depreciation and amortization of intangible assets and similar deferral:
Amortization of insurance policy acquisition costs...............................  $    67.8  $    30.3  $    36.8
Amortization of acquired intangibles.............................................       48.0       43.6       43.9
                                                                                   ---------  ---------  ---------
                                                                                   $   115.8  $    73.9  $    80.7
                                                                                   =========  =========  =========
Taxes other than payroll and income taxes........................................          *  $    28.0  $    17.5
                                                                                   =========  =========  =========

* Represents less than 1 percent of total revenues as reported in the related statements of income.

                                 EXHIBIT INDEX

   EXHIBITS                                                                                                           PAGE
- --------------                                                                                                        -----
         3(i)   Restated Certificate of Incorporation of Household Finance Corporation ("HFC"), as amended
                 (incorporated by reference to Exhibit 3(a) of HFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)...................................................................

         3(ii)  Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(b) of HFC's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1992).........................

         4(a)   Indenture dated as of May 15, 1989, between HFC and Bankers Trust Company, as Trustee
                 (incorporated by reference to Exhibit 4 to HFC's Current Report on Form 8-K dated August 3,
                 1989), as supplemented by a First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on Form 8-K dated June 15, 1989), as amended by Amendment No. 1 dated October 18, 1990 to the First Supplemental Indenture dated as of June
                 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on Form 8-K dated
                 October 18, 1990)...............................................................................

         4(b)   The principal amount of debt outstanding under each other instrument defining the rights of holders of long-term debt of HFC and its subsidiaries does not exceed 10 percent of the total assets of HFC and its subsidiaries on a consolidated basis. HFC agrees to furnish to the
                 Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term debt of HFC and its subsidiaries........................................

        12      Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and
                 Preferred Stock Dividends.......................................................................

        23      Consent of Arthur Andersen & Co. Certified Public Accountants....................................