Form 10-Q
period 1994-03-31
HOUSEHOLD FINANCE CORP
filed 1994-05-13
CIK 48681

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               --------------

                         OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               -------------    -------------



Commission file number 1-75
                       ----


                 HOUSEHOLD FINANCE CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)



        Delaware                            36-1239445
- - ------------------------       ------------------------------------
(State of Incorporation)       (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
- - ------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (708) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1994, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Part 1.  FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
- - --------------------

In millions.
- - -------------------------------------------------------------------------------------------------
Three months ended March 31                                                         1994     1993
- - -------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $348.0   $326.2
Interest income from noninsurance investment securities. . . . . . . . . . . . .     9.6      8.0
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   123.5    139.3
                                                                                  ---------------
Net interest margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   234.1    194.9
Provision for credit losses on owned receivables . . . . . . . . . . . . . . . .   123.9    117.8
                                                                                  ---------------
Net interest margin after provision for credit losses. . . . . . . . . . . . . .   110.2     77.1
                                                                                  ---------------
Securitization and servicing fee income. . . . . . . . . . . . . . . . . . . . .    85.9    100.4
Insurance premiums and contract revenues . . . . . . . . . . . . . . . . . . . .    69.1     58.3
Investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   136.3    136.0
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18.1     11.1
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17.7     18.1
                                                                                  ---------------
Total other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   327.1    323.9
                                                                                  ---------------
Net interest margin after provision for credit losses
  and other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   437.3    401.0
                                                                                  ---------------
Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .   234.6    205.5
Policyholders' benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   124.2    125.4
                                                                                  ---------------
Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .   358.8    330.9
                                                                                  ---------------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .    78.5     70.1
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25.4     22.3
                                                                                  ---------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 53.1   $ 47.8
                                                                                  ===============

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
- - --------------

In millions.
- - ----------------------------------------------------------------------------------------
                                                                March 31,   December 31,
                                                                     1994           1993
- - ----------------------------------------------------------------------------------------
ASSETS
- - ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .        $    12.7      $    27.8
Investment securities (fair value of
  $7,143.5 and $7,317.8) . . . . . . . . . . . . . . . .          7,026.3        7,082.0
Finance and banking receivables. . . . . . . . . . . . .          9,774.8        9,338.4
Liquidating commercial assets. . . . . . . . . . . . . .          1,461.0        1,555.7
Advances to parent company and affiliates. . . . . . . .            372.8          361.7
Deferred insurance policy acquisition costs. . . . . . .            459.8          381.6
Acquired intangibles . . . . . . . . . . . . . . . . . .            233.9          246.7
Properties and equipment . . . . . . . . . . . . . . . .            209.2          202.2
Assets acquired through foreclosure. . . . . . . . . . .            159.3          171.9
Other assets . . . . . . . . . . . . . . . . . . . . . .            505.7          482.2
                                                                ------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . .        $20,215.5      $19,850.2
                                                                ========================

LIABILITIES AND SHAREHOLDER'S EQUITY
- - ------------------------------------
Debt:
  Commercial paper, bank and other borrowings. . . . . .        $ 4,096.6      $ 4,321.8
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . .          7,148.6        6,813.7
                                                                ------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . .         11,245.2       11,135.5
Insurance policy and claim reserves. . . . . . . . . . .          6,143.1        5,981.5
Other liabilities. . . . . . . . . . . . . . . . . . . .            986.4          942.7
                                                                ------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . .         18,374.7       18,059.7
                                                                ------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . .            100.0          100.0
                                                                ------------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . . . . . . . .            596.2          551.2
  Retained earnings. . . . . . . . . . . . . . . . . . .          1,177.4        1,126.0
  Foreign currency translation adjustments . . . . . . .            (23.7)         (21.8)
  Unrealized gain (loss) on investments, net . . . . . .             (9.1)          35.1
                                                                ------------------------
Total common shareholder's equity. . . . . . . . . . . .          1,740.8        1,690.5
                                                                ------------------------
Total liabilities and shareholder's equity . . . . . . .        $20,215.5      $19,850.2
                                                                ========================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
- - ------------------------

In millions.
- - ---------------------------------------------------------------------------------------
Three months ended March 31                                         1994           1993
- - ---------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . $    53.1      $    47.8
Adjustments to reconcile net income to net cash
provided by operations:
  Provision for credit losses on owned receivables . . . . . .     123.9          117.8
  Insurance policy and claim reserves. . . . . . . . . . . . .      90.4           43.7
  Depreciation and amortization. . . . . . . . . . . . . . . .      43.4           38.0
  Net realized (gains) losses from sales of assets . . . . . .        .7           (5.9)
  Deferred insurance policy acquisition costs. . . . . . . . .     (19.8)         (18.7)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . .      62.6           48.4
                                                               ------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . .     354.3          271.1
                                                               ------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . .    (984.1)        (564.2)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . .     198.6          125.5
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . .     786.7          283.5
Short-term investment securities, net change . . . . . . . . .     (77.9)         (31.2)
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . .  (1,606.6)      (1,694.3)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . .     984.3          950.4
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . .      68.7          454.8
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . .    (403.1)        (582.5)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . .      (3.7)             -
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . .     470.9          502.2
Properties and equipment purchased . . . . . . . . . . . . . .      (4.6)          (9.5)
Properties and equipment sold . . . . . . . . . . . . . .. . .        .2              -
Advances to parent company and affiliates. . . . . . . . . . .     (11.1)          60.0
                                                               ------------------------
Cash decrease from investments in operations . . . . . . . . .    (581.7)        (505.3)
                                                               ------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . .    (231.0)        (589.4)
Senior and senior subordinated debt issued . . . . . . . . . .     966.3        1,007.9
Senior and senior subordinated debt retired. . . . . . . . . .    (637.7)        (337.8)
Policyholders' benefits paid . . . . . . . . . . . . . . . . .    (117.3)         (94.4)
Cash received from policyholders . . . . . . . . . . . . . . .     188.7          209.5
Dividends on preferred stock . . . . . . . . . . . . . . . . .      (1.7)          (2.3)
Capital contribution from parent company . . . . . . . . . . .      45.0           70.0
                                                               ------------------------
Cash increase from financing and capital transactions. . . . .     212.3          263.5
                                                               ------------------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . .     (15.1)          29.3
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . .      27.8           48.7
                                                               ------------------------
Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . $    12.7      $    78.0
                                                               ========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . $   128.9      $   115.2
                                                               ========================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . $     1.2      $     5.3
                                                               ========================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BUSINESS SEGMENT DATA
- - ---------------------

In millions.
- - -------------------------------------------------------------------------------------------------
Three months ended March 31                                                         1994     1993
- - -------------------------------------------------------------------------------------------------
REVENUES
- - --------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $478.7   $466.7
Individual Life Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . .   171.5    165.0
                                                                                  ---------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   650.2    631.7
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . . . . . . .    34.5     26.4
                                                                                  ---------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $684.7   $658.1
                                                                                  ===============
NET INCOME
- - ----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 44.6    $40.4
Individual Life Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . .    11.7     11.7
                                                                                  ---------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56.3     52.1
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . . . . . . . .    (3.2)    (4.3)
                                                                                  ---------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 53.1    $47.8
                                                                                  ===============
Return on average common shareholder's equity - Total (1). . . . . . . . . . . .    12.0%    12.9%
                                                                                  ===============
Return on average common shareholder's equity - Core Business (1). . . . . . . .    18.2%    20.2%
                                                                                  ===============
Return on average owned assets - Total (1) . . . . . . . . . . . . . . . . . . .    1.06%    1.02%
                                                                                  ===============
Return on average owned assets - Core Business (1) . . . . . . . . . . . . . . .    1.22%    1.23%
                                                                                  ===============
(1)  Annualized

- - --------------------------------------------------------------------------------------------------
                                                                   March 31,          December 31,
Assets                                                                  1994                  1993
- - --------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . .     $11,636.2             $11,335.5
Individual Life Insurance. . . . . . . . . . . . . . . . . . .       7,118.3               6,959.0
                                                                   -------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . .      18,754.5              18,294.5
Liquidating Commercial Lines . . . . . . . . . . . . . . . . .       1,461.0               1,555.7
                                                                   -------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $20,215.5             $19,850.2
                                                                   ===============================

- - --------------------------------------------------------------------------------------------------
                                                                   March 31,          December 31,
Receivables owned                                                       1994                  1993
- - --------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . .     $ 9,394.6             $ 8,959.9
Liquidating Commercial Lines . . . . . . . . . . . . . . . . .       1,105.9               1,189.9
                                                                   -------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,500.5             $10,149.8
                                                                   ===============================

- - --------------------------------------------------------------------------------------------------
                                                                   March 31,          December 31,
Receivables managed                                                     1994                  1993
- - --------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . .     $16,008.0             $16,091.0
Liquidating Commercial Lines . . . . . . . . . . . . . . . . .       1,105.9               1,189.9
                                                                   -------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $17,113.9             $17,280.9
                                                                   ===============================

See notes to condensed financial statements.
/TABLE

NOTES TO CONDENSED FINANCIAL STATEMENTS

The common stock of Household Finance Corporation ("HFC" or the "company") is wholly owned by Household International, Inc. ("Household International" or the "parent company").

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
    Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in the company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.  INVESTMENT SECURITIES
    ---------------------

    Investment securities consisted of the following:
    ----------------------------------------------------------------------------------------------
    In millions.                                              March 31, 1994     December 31, 1993
    ----------------------------------------------------------------------------------------------
                                                          Carrying      Fair     Carrying     Fair
                                                             Value     Value        Value    Value
    ----------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other. . . . . . . . . . .  $    7.9  $    7.9     $   11.9 $   11.9
                                                          ----------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities:
      Common stocks. . . . . . . . . . . . . . . . . . .      33.3      33.3         18.5     18.5
      Preferred stocks . . . . . . . . . . . . . . . . .      52.0      52.0         57.7     57.7
    Corporate securities . . . . . . . . . . . . . . . .   1,901.9   1,901.9      2,047.1  2,047.1
    Government securities. . . . . . . . . . . . . . . .     176.6     176.6        326.1    326.1
    Commercial paper . . . . . . . . . . . . . . . . . .     297.0     297.0         52.6     52.6
    Mortgage-backed securities . . . . . . . . . . . . .   1,055.7   1,055.7      1,075.5  1,075.5
    Other. . . . . . . . . . . . . . . . . . . . . . . .     119.6     119.6        244.1    244.1
                                                          ----------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . .   3,636.1   3,636.1      3,821.6  3,821.6
                                                          ----------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate securities . . . . . . . . . . . . . . . .   1,719.3   1,817.3      1,739.0  1,930.7
    Government securities. . . . . . . . . . . . . . . .      33.7      34.9         23.2     25.4
    Mortgage-backed securities . . . . . . . . . . . . .     945.3     959.2        772.2    809.0
    Mortgage loans on real estate. . . . . . . . . . . .     212.4     215.5        222.4    226.0
    Policy loans . . . . . . . . . . . . . . . . . . . .      82.6      82.6         81.6     81.6
    Other. . . . . . . . . . . . . . . . . . . . . . . .     288.3     289.3        310.5    312.0
                                                          ----------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . .   3,281.6   3,398.8      3,148.9  3,384.7
                                                          ----------------------------------------
    Accrued investment income. . . . . . . . . . . . . .     100.7     100.7         99.6     99.6
                                                          ----------------------------------------
    Total investment securities. . . . . . . . . . . . .  $7,026.3  $7,143.5     $7,082.0 $7,317.8
                                                          ========================================
    /TABLE

3.  FINANCE AND BANKING RECEIVABLES
    -------------------------------

    Finance and banking receivables consisted of the following:
    --------------------------------------------------------------------------------------
                                                            March 31,         December 31,
    In millions.                                                 1994                 1993
    --------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . .    $ 1,995.1            $ 1,557.1
    Other secured. . . . . . . . . . . . . . . . . . . .        340.2                347.1
    Bankcard . . . . . . . . . . . . . . . . . . . . . .      2,006.0              2,103.8
    Merchant participation . . . . . . . . . . . . . . .      2,122.4              2,054.4
    Other unsecured. . . . . . . . . . . . . . . . . . .      2,263.7              2,236.1
    Equipment financing and other. . . . . . . . . . . .        667.2                661.4
                                                            ------------------------------
    Receivables owned. . . . . . . . . . . . . . . . . .      9,394.6              8,959.9

    Accrued finance charges. . . . . . . . . . . . . . .        179.1                167.4
    Credit loss reserve for owned receivables. . . . . .       (284.3)              (279.8)
    Unearned credit insurance premiums and claims reserves      (50.0)               (49.8)
    Amounts due and deferred from receivables sales. . .        664.8                675.2
    Reserve for receivables serviced with limited recourse     (129.4)              (134.5)
                                                            ------------------------------
    Total receivables owned, net . . . . . . . . . . . .      9,774.8              9,338.4
    Receivables serviced with limited recourse . . . . .      6,613.4              7,131.1
    Receivables serviced with no recourse. . . . . . . .      1,506.5              1,649.5
                                                            ------------------------------
    Total receivables owned or serviced, net . . . . . .    $17,894.7            $18,119.0
                                                            ==============================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:
    --------------------------------------------------------------------------------------
                                                            March 31,         December 31,
    In millions.                                                 1994                 1993
    --------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . .    $ 4,574.4            $ 5,029.5
    Bankcard . . . . . . . . . . . . . . . . . . . . . .      1,789.0              1,789.0
    Merchant participation . . . . . . . . . . . . . . .        250.0                312.6
                                                             -----------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . .    $ 6,613.4            $ 7,131.1
                                                             =============================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    --------------------------------------------------------------------------------------
                                                            March 31,         December 31,
    In millions.                                                 1994                 1993
    --------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . .    $ 6,569.5            $ 6,586.6
    Other secured. . . . . . . . . . . . . . . . . . . .        340.2                347.1
    Bankcard . . . . . . . . . . . . . . . . . . . . . .      3,795.0              3,892.8
    Merchant participation . . . . . . . . . . . . . . .      2,372.4              2,367.0
    Other unsecured. . . . . . . . . . . . . . . . . . .      2,263.7              2,236.1
    Equipment financing and other. . . . . . . . . . . .        667.2                661.4
                                                            ------------------------------
    Receivables managed. . . . . . . . . . . . . . . . .    $16,008.0            $16,091.0
                                                            ==============================

        Receivables serviced with no recourse consisted primarily of unsecured receivables at both March 31, 1994 and December 31, 1993. The bankcard and merchant participation managed receivable portfolios are serviced by an affiliate of the company.

        The amount due and deferred from receivables sales of $664.8 million at March 31, 1994 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $514.1 million.
    The amount due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $83.9 million at March 31, 1994.
    The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $129.4 million at March 31, 1994 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 14 through 17 for additional information related to the credit quality of Finance and Banking receivables.

4.  LIQUIDATING COMMERCIAL ASSETS
    -----------------------------

    Liquidating commercial assets consisted of the following:
    ------------------------------------------------------------------------------------
                                                            March 31,       December 31,
    In millions.                                                 1994               1993
    ------------------------------------------------------------------------------------
    Receivables
      Commercial real estate . . . . . . . . . . . . . .     $  270.9           $  297.1
      Highly leveraged acquisition finance and other . .        835.0              892.8
                                                             ---------------------------
    Receivables owned. . . . . . . . . . . . . . . . . .      1,105.9            1,189.9
    Accrued finance charges. . . . . . . . . . . . . . .         12.9                9.2
    Reserve for credit losses. . . . . . . . . . . . . .       (170.8)            (172.9)
                                                             ---------------------------
    Total receivables owned, net . . . . . . . . . . . .        948.0            1,026.2
    Real estate owned. . . . . . . . . . . . . . . . . .        249.7              256.6
    Other assets . . . . . . . . . . . . . . . . . . . .        263.3              272.9
                                                             ---------------------------
    Total liquidating commercial assets. . . . . . . . .     $1,461.0           $1,555.7
                                                             ===========================

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 19 and 20 for additional information related to the credit quality of Liquidating Commercial Assets.

5.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the three months ended March 31 is as follows:
    -------------------------------------------------------------------------------------
    In millions.                                                       1994          1993
    -------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . .  $ 452.7       $ 423.3
                                                                    ---------------------
    Provision for credit losses - owned receivables:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . .     99.6         103.5
      Liquidating Commercial Lines . . . . . . . . . . . . . . . .     24.3          14.3
                                                                    ---------------------
    Total provision for credit losses - owned receivables. . . . .    123.9         117.8
                                                                    ---------------------
    Owned receivables charged off:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . .   (114.4)       (108.2)
      Liquidating Commercial Lines . . . . . . . . . . . . . . . .    (26.6)        (30.3)
                                                                    ---------------------
    Total owned receivables charged off. . . . . . . . . . . . . .   (141.0)       (138.5)
                                                                    ---------------------
    Recoveries on owned receivables:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . .     18.4          15.2
      Liquidating Commercial Lines . . . . . . . . . . . . . . . .       .5            .2
                                                                    ---------------------
    Total recoveries on owned receivables. . . . . . . . . . . . .     18.9          15.4
                                                                    ---------------------
    Credit loss reserves on receivables purchased, net . . . . . .       .3           3.7
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .       .3          (3.0)
                                                                    ---------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31 .    455.1         418.7
                                                                    ---------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . .    134.5         160.9
    Provision for credit losses. . . . . . . . . . . . . . . . . .     30.6          49.5
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . .    (36.3)        (50.9)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . .       .9           1.3
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .      (.3)          3.3
                                                                    ---------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT MARCH 31 . . . . . . . . . . . . . . . .    129.4         164.1
                                                                    ---------------------
    TOTAL CREDIT LOSS RESERVES AT MARCH 31 . . . . . . . . . . . .  $ 584.5       $ 582.8
                                                                    =====================
    Total credit loss reserves for owned receivables at March 31
      Finance and Banking. . . . . . . . . . . . . . . . . . . . .  $ 284.3       $ 231.3
      Liquidating Commercial Lines . . . . . . . . . . . . . . . .    170.8         187.4
                                                                    ---------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31 .  $ 455.1       $ 418.7
                                                                    =====================
    Total credit loss reserves for managed receivables at March 31
      Finance and Banking. . . . . . . . . . . . . . . . . . . . .  $ 413.7       $ 395.4
      Liquidating Commercial Lines . . . . . . . . . . . . . . . .    170.8         187.4
                                                                    ---------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT MARCH 31  $ 584.5       $ 582.8
                                                                    =====================

6.  INCOME TAXES
    ------------
    Effective tax rates for the three months ended March 31, 1994 and 1993 of 32.4 and 31.8 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) amortization of intangible assets, (b) state and local income taxes, (c) dividends received deduction applicable to term preferred stocks, (d) leveraged lease tax benefits, and in 1993, (e) foreign loss carryforwards, and
    (f) noncurrent tax requirements.

    In the third quarter of 1993, new Federal tax legislation was enacted which resulted in the statutory income tax rate being increased from 34 percent to 35 percent retroactive to January 1, 1993. The effect of the new tax legislation is not reflected in the effective tax rate at March 31, 1993 as the increase in income tax expense was recorded as a year-to-date adjustment at September 30, 1993.

7.  TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
    -----------------------------------------------
    HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $372.8 million at March 31, 1994 compared to $361.7 million at December 31, 1993. Advances from parent company and affiliates, which are included in other liabilities, were $2.0 million at both March 31, 1994 and December 31, 1993. Net interest income on these affiliated balances was $4.1 and $4.7 million for the three months ended March 31, 1994 and 1993, respectively.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Consolidated Results of Operations
    ----------------------------------
    Net income for the first quarter of 1994 was $53.1 million, up 11 percent from $47.8 million in 1993. The improvement in consolidated net income primarily was due to increased earnings in the Finance and Banking segment. In addition, net income also benefited from a reduced loss in the Liquidating Commercial Lines segment ("LCL"). Earnings in the Individual Life Insurance segment were even with the prior year.

    During the first quarter of 1994, the company's operations, financial position and profitability were affected by the following:

    - The domestic consumer finance and bankcard businesses increased earnings over the year-ago period. Domestic consumer finance earnings increased primarily due to wider interest spreads on variable rate products, growth in the managed portfolio and increased servicing fee income. In the third quarter of 1993, the company began servicing without recourse an unsecured consumer loan portfolio totaling approximately $1.2 billion at quarter end. Bankcard operating results were better than the year-ago period primarily due to higher provisions in 1993 related to the strengthening of credit loss reserves.

    -   Consumer two-months-and-over contractual delinquency
        ("delinquency") continued to show improvement.   Total consumer
        delinquency as a percent of managed consumer receivables was 4.24 percent, down compared to 4.33 percent at December 31, 1993. Consumer managed chargeoff ratios declined in the quarter and have now fallen for six consecutive quarters.

    - Credit loss reserves as a percent of Finance and Banking managed receivables were 2.58 percent, flat compared to 2.57 percent at December 31, 1993 and up from 2.47 percent at March 31, 1993. Reserves for LCL receivables were essentially unchanged during the quarter despite an $84 million reduction in receivables, including $26 million in net chargeoffs. Credit loss reserves at March 31, 1994 as a percent of both LCL receivables and nonperforming loans increased over December 31, 1993 and March 31, 1993 levels.

    - Assets totaled $20.2 billion at March 31, 1994, up 2 percent from year-end 1993. Assets of the Core Business were $18.8 billion at quarter end, up from the year-end 1993 level of $18.3 billion.
        The increase was primarily attributable to growth in the owned Finance and Banking receivable portfolio, specifically home equity loans. Total managed assets (owned assets plus receivables serviced with limited recourse) were $26.8 billion at March 31, 1994, down slightly from $27.0 billion at December 31, 1993. Household International invested an additional $45 million of capital into HFC in the first quarter of 1994. As a result, the company's debt to equity ratio declined to 6.11 from 6.22 at December 31, 1993. Excluding the impact of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the ratio would have been 6.08 compared to 6.34 at December 31, 1993.

    Consolidated Credit Loss Reserves
    ---------------------------------
    The company's credit portfolios and credit management policies have historically been divided into two distinct components - consumer and commercial. For consumer products, credit policies require effective portfolio management focusing on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored by individual transaction as well as being evaluated by overall risk factors. See Note 3, "Finance and Banking Receivables" and Note 4, "Liquidating Commercial Assets" in the accompanying financial statements for receivables by product type.

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

    --------------------------------------------------------------------------------------------------
                                                             March 31,     December 31,      March 31,
                                                                  1994             1993           1993
    --------------------------------------------------------------------------------------------------
    Finance and Banking:
      Owned. . . . . . . . . . . . . . . . . . . . .            $284.3           $279.8         $231.3
      Serviced with limited recourse . . . . . . . .             129.4            134.5          164.1
                                                                --------------------------------------
      Managed. . . . . . . . . . . . . . . . . . . .             413.7            414.3          395.4
    Liquidating Commercial Lines . . . . . . . . . .             170.8            172.9          187.4
                                                                --------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . .            $584.5           $587.2         $582.8
                                                                ======================================

    Total owned and managed credit loss reserves as a percent of receivables were as follows:
    -------------------------------------------------------------------------------------------------
                                                              March 31,    December 31,     March 31,
                                                                   1994            1993          1993
    -------------------------------------------------------------------------------------------------
    Owned:
      Finance and Banking. . . . . . . . . . . . . . . . . .       3.03%           3.12%         2.82%
      Liquidating Commercial Lines . . . . . . . . . . . . .      15.44           14.53         12.48
                                                                  -----------------------------------
    Total owned. . . . . . . . . . . . . . . . . . . . . . .       4.33%           4.46%         4.32%
                                                                  ===================================
    Managed:
      Finance and Banking. . . . . . . . . . . . . . . . . .       2.58%           2.57%         2.47%
      Liquidating Commercial Lines . . . . . . . . . . . . .      15.44           14.53         12.48
                                                                  -----------------------------------
    Total managed. . . . . . . . . . . . . . . . . . . . . .       3.42%           3.40%         3.33%
                                                                  ===================================

    The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and uncertainty associated with portfolio growth for which there is not clear experience. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. While management allocates significantly all reserves among the company's various products and segments, all reserves are considered to be available to cover total loan losses. See Note 5, "Credit Loss
    Reserves" in the accompanying financial statements for analyses of reserves.

    FINANCE AND BANKING
    -------------------
    Statements of Income

    ---------------------------------------------------------------------------------------------
    All dollar amounts are stated in millions.
    Three months ended March 31                                                   1994       1993
    ---------------------------------------------------------------------------------------------
    Finance income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  325.3   $  294.5
    Interest income from noninsurance investment securities. . . . . . . . .       9.6        8.0
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .     110.4      117.2
                                                                              -------------------
    Net interest margin. . . . . . . . . . . . . . . . . . . . . . . . . . .     224.5      185.3
                                                                              -------------------
    Securitization and servicing fee income. . . . . . . . . . . . . . . . .      85.9      100.4
    Insurance premiums and contract revenues . . . . . . . . . . . . . . . .      30.3       26.8
    Investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.6        2.5
    Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17.7       10.9
    Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6.3       23.6
                                                                              -------------------
    Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     143.8      164.2
                                                                              -------------------
    Net interest margin and other revenues . . . . . . . . . . . . . . . . .     368.3      349.5
                                                                              -------------------
    Provision for credit losses on owned receivables . . . . . . . . . . . .      99.6      103.5
                                                                              -------------------
    Costs and expenses:
      Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     189.9      174.0
      Policyholders' benefits. . . . . . . . . . . . . . . . . . . . . . . .      14.3       13.3
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19.9       18.3
                                                                              -------------------
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   44.6  $    40.4
                                                                              ===================
    Average receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 9,161.4 $ 8,384.6
      Serviced with limited recourse . . . . . . . . . . . . . . . . . . . .    6,846.8   7,664.7
                                                                              -------------------
    Average receivables managed. . . . . . . . . . . . . . . . . . . . . . .   16,008.2  16,049.3
    Serviced with no recourse. . . . . . . . . . . . . . . . . . . . . . . .    1,599.8     377.6
                                                                              -------------------
    Average receivables owned or serviced. . . . . . . . . . . . . . . . . .  $17,608.0 $16,426.9
                                                                              ===================
    Return on average owned assets - annualized. . . . . . . . . . . . . . .       1.54%     1.48%
                                                                              ===================

    ----------------------------------------------------------------------------------------------
                                                                   March 31,          December 31,
                                                                        1994                  1993
    ----------------------------------------------------------------------------------------------
    End-of-period receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . . .     $ 9,394.6             $ 8,959.9
      Serviced with limited recourse . . . . . . . . . . . . .       6,613.4               7,131.1
                                                                   -------------------------------
    Receivables managed. . . . . . . . . . . . . . . . . . . .      16,008.0              16,091.0
    Serviced with no recourse. . . . . . . . . . . . . . . . .       1,506.5               1,649.5
                                                                   -------------------------------
    Receivables owned or serviced. . . . . . . . . . . . . . .     $17,514.5             $17,740.5
                                                                   ===============================
    /TABLE

    Overview
    --------
    Finance and Banking earnings for the first quarter of 1994 increased to $44.6 million, up from $40.4 million in the year-ago period primarily due to improved operating results in the domestic consumer finance and bankcard businesses as discussed earlier. The company anticipates year-over-year earnings improvements for the domestic consumer finance and bankcard operations for the remainder of 1994 absent unforeseen circumstances.

    Receivables
    -----------
    Receivables owned totaled $9.4 billion at March 31, 1994, up 5 percent from December 31, 1993 and up 15 percent from March 31, 1993. The level of owned receivables from quarter to quarter may vary depending on the timing and significance of securitization transactions in a particular period.

    Managed Finance and Banking receivables (owned receivables plus those serviced with limited recourse) of the company's consumer businesses totaled $16 billion, essentially flat compared to year end and first quarter 1993 levels. The company typically experiences low levels of growth in the first quarter primarily due to seasonal runoff in certain products, most notably bankcard and merchant participation receivables. Additionally, first quarter and year-over-year growth was also affected by the continued application of conservative underwriting standards and higher than anticipated prepayment activity in the home equity portfolio.

    Net interest margin
    -------------------
    Net interest margin was $224.5 million, up from $185.3 million in the 1993 first quarter due to higher levels of interest-earning assets, wider spreads on variable rate products, and a shift in product mix toward higher-yielding bankcard and merchant participation receivables.

    Due to growth in securitized assets over the past several years, the comparability of net interest margin between periods may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in the portfolio, net interest income is shifted to securitization and servicing fee income. Net interest margin on an owned basis as a percent of average owned interest-earning assets was 9.3 percent annualized in the first quarter of 1994 as compared with 8.9 percent in the prior quarter and 8.3 percent in the first quarter of 1993. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in portfolio, increased to $345.6 million in the first quarter of 1994 from $335.5 million in the first quarter of 1993, and as a percent of average managed interest-earning assets, increased to 8.4 percent in the first quarter of 1994 compared with
    8.1 percent in both the prior quarter and the same year-ago period. Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

    Other revenues
    --------------
    Securitization and servicing fee income consists of two components: income associated with the securitization and sale of receivables and servicing fee income related to the servicing of unsecured receivables. Securitization income decreased compared to the first quarter of 1993 due to a lower level of securitized receivables outstanding. Securitization income as a percent of average receivables serviced with limited recourse, annualized, was 4.80 percent in the first quarter of 1994, compared to 5.16 percent in the same period in 1993. This decrease was primarily due to a shift in the mix of the serviced portfolio toward lower-yielding home equity receivables.

    Servicing fee income increased in the first quarter, consistent with the serviced receivable portfolio growth. Average receivables serviced with no recourse increased to $1.6 billion at March 31, 1994, up from $400 million in the same period in 1993. This increase was due to a change in the composition of the serviced portfolio which occurred in the third quarter of 1993 when the company began servicing an unsecured consumer loan portfolio without recourse which provided a higher servicing fee. This portfolio totaled $1.2 billion at March 31, 1994. Servicing fee income in the first quarter of 1994 was partially offset by amortization and write-downs of purchased mortgage servicing rights which were acquired in the fourth quarter of 1993.

    Insurance premiums and contract revenues increased from the first quarter of 1993 due to higher sales of specialty and credit insurance.

    Fee income includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $17.7 million, up from $10.9 million in the same period in the prior year primarily due to interchange and other fees related to growth in owned bankcard receivables.

    Expenses
    --------
    Operating expenses, which the company defines as salaries and fringe benefits plus other operating expenses, were $189.9 million, up from $174.0 million in the first quarter of 1993 primarily due to increased costs associated with servicing a larger owned or serviced receivables portfolio. Operating expenses as a percent of average receivables owned or serviced, annualized, increased to 4.31 percent compared to 4.24 percent in the first quarter of 1993.

    Policyholders' benefits were $14.3 million, flat compared to the first quarter in 1993. The effective tax rate for the Finance and Banking segment was 30.9 percent, compared to 31.2 percent in the first quarter of 1993.

    Credit Quality
    --------------
    Overall credit quality statistics of the Finance and Banking portfolio in the first quarter of 1994 improved compared to year-end and prior year quarter levels as both domestic and foreign delinquency and net chargeoff levels continued to decline.

    Delinquency
    -----------
    Delinquency levels are monitored for both receivables owned and receivables managed. The company looks at delinquency levels which include receivables serviced with limited recourse because this portfolio is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
    --------------------------------------------------------------------------------------
                                         3/31/94  12/31/93    9/30/93   6/30/93    3/31/93
    --------------------------------------------------------------------------------------
    Domestic:
      Home equity. . . . . . . . . . .      3.32%     3.37%      3.62%     3.44%      3.71%
      Other secured. . . . . . . . . .      1.25      2.22       3.41      6.14       5.25
      Bankcard . . . . . . . . . . . .      3.52      3.61       3.87      3.83       3.81
      Merchant participation . . . . .      5.02      5.01       5.43      5.73       6.36
      Other unsecured. . . . . . . . .      6.97      7.19       7.70      8.04       8.45
                                            ----------------------------------------------
    Total domestic . . . . . . . . . .      4.14      4.21       4.51      4.53       4.80
                                            ----------------------------------------------
    Foreign:
      Australia. . . . . . . . . . . .      7.98      8.93       9.59     10.95      12.06
                                            ----------------------------------------------
    Total. . . . . . . . . . . . . . .      4.24%     4.33%      4.63%     4.69%      4.99%
                                            ==============================================

    Total delinquent consumer receivables on a dollar basis decreased $17.5 million from the year-end 1993 level.

    The company believes delinquency will continue to improve. Further improvement, however, will depend on the extent and timing of improvement in economic conditions in the two countries in which the company operates and the composition of the managed receivables base.

    Domestic Delinquency
    --------------------
    Home equity delinquency declined slightly compared to the previous quarter and was well below the year-ago level. This improvement was attributable to the higher quality of recently underwritten receivables, despite continued weak economic conditions in the western region.

    The delinquency level for other secured receivables declined during the quarter, but did not impact total delinquency due to the small size of the portfolio.

    Bankcard delinquency decreased compared to the year-end level due to higher quality bankcard receivables recently underwritten and reduced personal bankruptcies.

    Merchant participation delinquency was essentially flat compared to December 31, 1993 and was well below the March 1993 level. The improvement from the prior year was due to tighter underwriting standards and a greater focus on association with low delinquency merchants.

    Other unsecured receivables delinquency declined from December 1993. The decrease is attributable to an improvement in the quality of receivables recently originated coupled with improvements in the economy and reduced personal bankruptcies. Since chargeoff rates on unsecured loans are much higher than secured loans, this improvement is significant in evaluating potential future credit losses.

    Foreign Delinquency
    -------------------
    Delinquency levels in Australia have continued to improve; however, due to the relatively small size of the loan portfolio, the decrease had a relatively small impact on total delinquency for the company.

    Nonperforming Assets
    --------------------

    Nonperforming assets consisted of the following:
    ----------------------------------------------------------------------------------------
    In millions.                            3/31/94   12/31/93   9/30/93   6/30/93   3/31/93
    ----------------------------------------------------------------------------------------
    Nonaccrual managed receivables . .       $335.7     $340.9    $365.5    $368.3    $401.0
    Accruing managed receivables 90 or more
      days delinquent. . . . . . . . .        140.1      148.8     154.9     163.9     168.1
                                             -----------------------------------------------
    Total nonperforming managed receivables   475.8      489.7     520.4     532.2     569.1
                                             -----------------------------------------------
    Real estate owned. . . . . . . . .         78.0       89.0      92.4      92.3      93.0
    Other assets acquired through
      foreclosure. . . . . . . . . . .         81.3       82.9      84.4      85.9      78.2
                                             -----------------------------------------------
    Total nonperforming assets . . . .       $635.1     $661.6    $697.2    $710.4    $740.3
                                             ===============================================
    Credit loss reserves for managed
      receivables as a percent of
      nonperforming managed receivables        86.9%      84.6%     76.2%     76.1%     69.5%
                                             -----------------------------------------------
    /TABLE

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables managed):
    --------------------------------------------------------------------------------------
                                           First    Fourth      Third    Second      First
                                         Quarter   Quarter    Quarter   Quarter    Quarter
                                            1994      1993       1993      1993       1993
    --------------------------------------------------------------------------------------
    Domestic:
      Home equity. . . . . . . . . . .      1.29%     1.26%       .89%     1.03%      1.01%
      Other secured. . . . . . . . . .         -      1.02       9.72     10.94       (.02)
      Bankcard . . . . . . . . . . . .      5.74      5.90       6.01      5.74       6.31
      Merchant participation . . . . .      3.91      4.26       4.44      4.02       4.57
      Other unsecured. . . . . . . . .      5.65      5.89       6.36      7.09       6.76
                                            ----------------------------------------------
    Total domestic . . . . . . . . . .      3.44      3.54       3.58      3.60       3.68
                                            ----------------------------------------------
    Foreign:
      Australia. . . . . . . . . . . .      2.74      3.77       2.61      3.38       5.21
                                            ----------------------------------------------
    Total. . . . . . . . . . . . . . .      3.42%     3.55%      3.56%     3.60%      3.72%
                                            ==============================================

    Net chargeoffs as a percent of average managed receivables decreased to 3.42 percent, down from 3.55 percent and 3.72 percent in the fourth and first quarters of 1993, respectively. Net chargeoffs on a dollar basis in the first quarter were $131.4 million, down from $135.5 million and $142.6 million in the fourth and first quarters of 1993, respectively. The improvement was primarily due to bankcard, merchant participation and other unsecured receivables. Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. As previously discussed, overall delinquency levels have continued to decline. The decline has been a result of better economic conditions and the effect of the company's strategy to improve overall credit quality by tightened underwriting standards. The company expects that chargeoff trends will continue to follow the downward trend in consumer delinquency. However, future improvement in chargeoff trends may be impacted by factors such as a shift in product mix, economic conditions and the impact of personal bankruptcies. Consequently, the extent and timing of an overall improved chargeoff trend remains uncertain.

    Net chargeoffs for home equity loans were up slightly compared to the fourth quarter of 1993 and remained higher than the first quarter of 1993. Home equity loan chargeoffs continue to be impacted by weak economic conditions in the western region.

    Bankcard net chargeoffs declined from both the fourth quarter of 1993 and the first quarter of 1993. The decrease from the prior quarter is primarily related to a decline in personal bankruptcies. Merchant participation chargeoffs declined compared to both the prior quarter and prior year period due to the favorable performance of recently underwritten receivables. The chargeoff ratio for other unsecured receivables was below both the fourth quarter and first quarter of 1993.

    Chargeoffs in Australia improved during the first quarter of 1994 and were below the first quarter 1993 levels. However, due to the size of the loan portfolio, Australia's chargeoffs did not significantly impact the overall chargeoff level of the company.

    INDIVIDUAL LIFE INSURANCE
    -------------------------
    Individual Life Insurance net income was $11.7 million, flat compared to the first quarter of 1993. Higher levels of contract revenues from individual life and annuity contracts were more than offset by increased operating expenses primarily due to higher commission expense and higher amortization of deferred insurance policy acquisition costs.

    Statements of Income

    ----------------------------------------------------------------------------
    All dollar amounts are stated in millions.
    Three months ended March 31                                  1994       1993
    ----------------------------------------------------------------------------
    Investment income. . . . . . . . . . . . . . . . . . . . . $132.7     $133.5
    Contract revenues. . . . . . . . . . . . . . . . . . . . .   38.8       31.5
                                                               -----------------
    Total revenues . . . . . . . . . . . . . . . . . . . . . .  171.5      165.0
    Costs and expenses:
      Policyholders' benefits. . . . . . . . . . . . . . . . .  109.9      112.1
      Operating expenses . . . . . . . . . . . . . . . . . . .   43.3       35.0
      Income taxes . . . . . . . . . . . . . . . . . . . . . .    6.6        6.2
                                                               -----------------
    Net income . . . . . . . . . . . . . . . . . . . . . . . . $ 11.7     $ 11.7
                                                               =================
    Return on average assets - annualized. . . . . . . . . . .    .68%       .77%
                                                               =================

    ----------------------------------------------------------------------------
                                                  March 31,         December 31,
                                                       1994                 1993
    ----------------------------------------------------------------------------
    Investment securities. . . . . . . . . . .    $ 6,436.6            $ 6,358.0
    Life insurance in-force. . . . . . . . . .     33,305.7             32,371.6
                                                  ==============================

    Investment securities for the Individual Life Insurance segment totaled $6.4 billion, flat with the December 31, 1993 level. The Individual Life Insurance portfolio represented approximately 92 percent of the company's total investment portfolio at March 31, 1994. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7.1 percent of the insurance investment portfolio at March 31, 1994, flat with 7.0 percent at December 31, 1993.

    At March 31, 1994 the market value for the insurance held-to-maturity investment portfolio was 104 percent of the carrying value compared to 108 percent at December 31, 1993. The decrease in market value over book value during the first three months of 1994 was mainly the result of the rising interest rate environment.

    Investment income in the first quarter of 1994 was $132.7 million, consistent with the year-ago period as higher levels of investment securities were offset by lower yields. Contract revenues for the period also increased due to higher levels of insurance in-force.

    Policyholders' benefits in the first quarter of 1994 were $109.9 million, down 2 percent over the same period in 1993 due to lower interest credited to policyholders due to lower yields on investment securities.

    Operating expenses in the first quarter of 1994 were $43.3 million, up 24 percent from the same period in 1993 due to higher commission expense and higher levels of deferred insurance policy acquisition cost amortization which resulted from increased gross profits from universal life and annuity contracts.

    The effective tax rate was 36.1 percent for the first quarter of 1994 compared to 34.6 percent in the first quarter of 1993.

    LIQUIDATING COMMERCIAL LINES
    ----------------------------
    The net loss for the Liquidating Commercial Lines segment was $3.2 million compared to a net loss of $4.3 million in the first quarter in 1993.

    Statements of Operations

    ---------------------------------------------------------------------------
    In millions.
    Three months ended March 31                                 1994       1993
    ---------------------------------------------------------------------------
    Net interest margin. . . . . . . . . . . . . . . . . .  $   10.7   $   11.9
    Other revenues . . . . . . . . . . . . . . . . . . . .      11.8        (.1)
                                                            --------------------
    Net interest margin and other revenues . . . . . . . .      22.5       11.8
    Provision for credit losses. . . . . . . . . . . . . .      24.3       14.3
    Operating expenses . . . . . . . . . . . . . . . . . .       2.5        4.0
    Income tax benefit . . . . . . . . . . . . . . . . . .      (1.1)      (2.2)
                                                            -------------------
    Net loss . . . . . . . . . . . . . . . . . . . . . . .  $   (3.2)  $   (4.3)
                                                            ===================
    Average receivables owned  . . . . . . . . . . . . . .  $1,157.3   $1,547.6
                                                            ===================

    Net interest margin was essentially flat compared to the prior year as the effect of lower asset levels was offset by wider spreads. Increased other revenues primarily related to the company's 25 percent equity investment in a liquidating commercial joint venture made in June 1993 and fees received upon prepayment of several loans. Provision for credit losses was $24.3 million, up from $14.3 million in the first quarter of 1993. See page 10 in Management's Discussion and Analysis on Consolidated Credit Loss Reserves for factors impacting overall loss reserve levels. Operating expenses were $2.5 million, down from $4.0 million in the year-ago period principally due to lower write-downs and net expenses for real estate owned.

    Commercial Nonperforming Loans and Real Estate Owned:

    --------------------------------------------------------------------------------------
    In millions.                         3/31/94  12/31/93    9/30/93   6/30/93    3/31/93
    --------------------------------------------------------------------------------------
    Real estate nonaccrual . . . . . .    $ 49.3    $ 54.8     $ 79.6    $ 90.6     $ 80.1
    Other nonaccrual . . . . . . . . .     151.1     173.9      164.1     246.9      264.2
                                          ------------------------------------------------
    Total nonaccrual . . . . . . . . .     200.4     228.7      243.7     337.5      344.3
    Renegotiated . . . . . . . . . . .      29.2      28.7       17.3      34.9       85.3
                                          ------------------------------------------------
    Total nonperforming loans. . . . .     229.6     257.4      261.0     372.4      429.6
    Real estate owned. . . . . . . . .     249.7     256.6      262.2     258.1      248.4
                                          ------------------------------------------------
    Total. . . . . . . . . . . . . . .    $479.3    $514.0     $523.2    $630.5     $678.0
                                          ================================================
    Credit loss reserves as a percent of
      nonperforming loans. . . . . . .      74.4%     67.2%      71.2%     50.7%      43.6%
                                          ------------------------------------------------

    Nonperforming commercial assets were $479.3 million, down compared to the December 1993 level. Nonaccrual loans decreased $28 million primarily due to chargeoffs taken in the quarter. Real estate owned decreased slightly compared to December 1993.

    The company expects the longer term downward trend in nonperforming assets to continue, although it may stabilize in the near future before decreasing. In addition, comparisons between periods may be impacted by individual transactions which mask the overall trend. The company continues to estimate its ultimate loss exposure on nonperforming assets based on performance and specific reviews of individual loans and its outlook for economic conditions. Because the portfolio consists of a number of loans with relatively large balances, changes in individual borrower circumstances which currently are unforeseen have the potential to change the estimate of ultimate loss exposure in the future.

    Management believes that commercial real estate markets began to stabilize in the second half of 1993. The level of future write-downs will continue to depend heavily on changes in overall market conditions as well as circumstances surrounding individual properties. To preserve value in liquidating the real estate owned portfolio over time, the company has segregated its portfolio into two categories. Properties in weak markets or with poor cash flow will be divested in an expeditious, orderly fashion. These properties, which have been written down an average of 53 percent, represented 18 percent of the commercial real estate owned portfolio at March 31, 1994. The average carrying value of a property in this portfolio at March 31, 1994 was approximately $2 million.
    Properties with positive and/or improved cash flows and in markets which, the company believes, have potential for improvement are being held for sale at prices which reflect this value and may, therefore, take longer to divest. Revenues on all commercial real estate properties, net of write-downs and carrying costs, were $.6 million in the first quarter of 1994 compared to net write-downs and carrying costs of $1.8 million in the same period in 1993.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.


    (b)   Reports on Form 8-K

          During the first quarter of 1994, the Registrant filed a Current Report on Form 8-K dated February 16, 1994 reporting pursuant to Item 5, "Other Events" the financial results of Household Finance Corporation for the year ended December 31, 1993.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOUSEHOLD FINANCE CORPORATION
                            ---------------------------------------
                            (Registrant)


Date:  May 13, 1994              By:  /s/ David A. Schoenholz
       ------------              ----------------------------------
                                 David A. Schoenholz,
                                 Vice President, Chief Accounting
                                 Officer and Chief Financial
                                 Officer, Director and on behalf of
                                 Household Finance Corporation

                          Exhibit Index
                          -------------

12       Statement of Computation of Ratio of Earnings to Fixed
         Charges and to Combined Fixed Charges and Preferred Stock
         Dividends.