Form 10-Q
period 1994-06-30
HOUSEHOLD FINANCE CORP
filed 1994-08-12
CIK 48681

                    FORM 10-Q

       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------


                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-75
                       ------


          HOUSEHOLD FINANCE CORPORATION
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)



        Delaware                                 36-1239445
- ------------------------           ------------------------------------
(State of Incorporation)            (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
- ------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (708) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1994, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Part 1.  FINANCIAL INFORMATION


1. FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
- --------------------

In millions.
- --------------------------------------------------------------------------------------------------
                                                          Six months ended      Three months ended
                                                                  June 30,                June 30,
                                                           1994       1993       1994         1993
- --------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . .   $714.9     $649.9     $366.9       $323.7
Interest income from noninsurance investment securities    18.0       19.5        8.4         11.5
Interest expense . . . . . . . . . . . . . . . . . . .    271.9      258.5      148.4        119.2
                                                         -----------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . .    461.0      410.9      226.9        216.0
Provision for credit losses on owned receivables . . .    218.0      224.9       94.1        107.1
                                                         -----------------------------------------
Net interest margin after provision for credit losses.    243.0      186.0      132.8        108.9
                                                         -----------------------------------------
Securitization and servicing fee income. . . . . . . .    172.4      187.5       86.5         87.1
Insurance premiums and contract revenues . . . . . . .    135.8      115.4       66.7         57.1
Investment income. . . . . . . . . . . . . . . . . . .    254.5      268.8      118.2        132.8
Fee income . . . . . . . . . . . . . . . . . . . . . .     36.3       26.0       18.2         14.9
Other income . . . . . . . . . . . . . . . . . . . . .     23.7       29.0        6.0         10.9
                                                         -----------------------------------------
Total other revenues . . . . . . . . . . . . . . . . .    622.7      626.7      295.6        302.8
                                                         -----------------------------------------
Net interest margin after provision for credit losses
  and other revenues . . . . . . . . . . . . . . . . .    865.7      812.7      428.4        411.7
                                                         -----------------------------------------
Operating expenses . . . . . . . . . . . . . . . . . .    446.8      415.2      212.2        209.7
Policyholders' benefits. . . . . . . . . . . . . . . .    248.2      254.8      124.0        129.4
                                                         -----------------------------------------
Total costs and expenses . . . . . . . . . . . . . . .    695.0      670.0      336.2        339.1
                                                         -----------------------------------------
Income before income taxes . . . . . . . . . . . . . .    170.7      142.7       92.2         72.6
Income taxes . . . . . . . . . . . . . . . . . . . . .     55.6       43.7       30.2         21.4
                                                         -----------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . .   $115.1     $ 99.0     $ 62.0       $ 51.2
                                                         =========================================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
- --------------

In millions.
- ----------------------------------------------------------------------------------------
                                                                 June 30,   December 31,
                                                                     1994           1993
- ----------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .        $    73.9      $    27.8
Investment securities (fair value of
  $7,023.6 and $7,317.8) . . . . . . . . . . . . . . . .          6,972.6        7,082.0
Finance and banking receivables. . . . . . . . . . . . .          9,798.1        9,338.4
Liquidating commercial assets. . . . . . . . . . . . . .          1,363.5        1,555.7
Advances to parent company and affiliates. . . . . . . .            465.5          361.7
Deferred insurance policy acquisition costs. . . . . . .            562.7          381.6
Acquired intangibles . . . . . . . . . . . . . . . . . .            360.0          246.7
Properties and equipment . . . . . . . . . . . . . . . .            206.7          202.2
Assets acquired through foreclosure. . . . . . . . . . .            152.7          171.9
Other assets . . . . . . . . . . . . . . . . . . . . . .            591.4          482.2
                                                                ------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . .        $20,547.1      $19,850.2
                                                                ========================

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Debt:
  Commercial paper, bank and other borrowings. . . . . .        $ 4,257.3      $ 4,321.8
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . .          7,194.7        6,813.7
                                                                ------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . .         11,452.0       11,135.5
Insurance policy and claim reserves. . . . . . . . . . .          6,344.3        5,981.5
Other liabilities. . . . . . . . . . . . . . . . . . . .            898.2          942.7
                                                                ------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . .         18,694.5       18,059.7
                                                                ------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . .            100.0          100.0
                                                                ------------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . . . . . . . .            596.2          551.2
  Retained earnings. . . . . . . . . . . . . . . . . . .          1,237.5        1,126.0
  Foreign currency translation adjustments . . . . . . .            (24.0)         (21.8)
  Unrealized gain (loss) on investments, net . . . . . .            (57.1)          35.1
                                                                ------------------------
Total common shareholder's equity. . . . . . . . . . . .          1,752.6        1,690.5
                                                                ------------------------
Total liabilities and shareholder's equity . . . . . . .        $20,547.1      $19,850.2
                                                                ========================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.
- ----------------------------------------------------------------------------------------
Six months ended June 30                                            1994            1993
- ----------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . $   115.1       $    99.0
Adjustments to reconcile net income to net cash provided by
operations:
  Provision for credit losses on owned receivables . . . . . .     218.0           224.9
  Insurance policy and claim reserves. . . . . . . . . . . . .     138.5           129.0
  Depreciation and amortization. . . . . . . . . . . . . . . .      72.5            69.0
  Net realized (gains) losses from sales of assets . . . . . .      18.5           (12.3)
  Deferred insurance policy acquisition costs. . . . . . . . .     (46.0)          (40.6)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . .     (44.9)           76.9
                                                               -------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . .     471.7           545.9
                                                               -------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . .  (1,951.4)       (1,084.6)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . .     339.6           302.8
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,245.7           526.5
Short-term investment securities, net change . . . . . . . . .     178.0            20.7
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . .  (3,379.2)       (3,106.0)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . .   2,036.4         1,715.4
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .     889.6         1,155.8
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . .  (1,006.4)       (1,234.9)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . .      (7.4)              -
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .     926.4           990.3
Acquisition of credit card relationships . . . . . . . . . . .    (138.1)              -
Properties and equipment purchased . . . . . . . . . . . . . .      (9.7)          (11.6)
Properties and equipment sold . . . . . . . . . . . . . .. . .        .4             2.6
Advances to parent company and affiliates. . . . . . . . . . .    (103.8)           61.7
                                                               -------------------------
Cash decrease from investments in operations . . . . . . . . .    (979.9)         (661.3)
                                                               -------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . .     (78.0)         (445.0)
Senior and senior subordinated debt issued . . . . . . . . . .   1,539.8         1,460.2
Senior and senior subordinated debt retired. . . . . . . . . .  (1,173.9)       (1,175.6)
Policyholders' benefits paid . . . . . . . . . . . . . . . . .    (243.8)         (179.5)
Cash received from policyholders . . . . . . . . . . . . . . .     468.8           414.4
Dividends on preferred stock . . . . . . . . . . . . . . . . .      (3.6)           (4.8)
Capital contribution from parent company . . . . . . . . . . .      45.0            70.0
                                                               -------------------------
Cash increase from financing and capital transactions. . . . .     554.3           139.7
                                                               -------------------------
Increase in cash . . . . . . . . . . . . . . . . . . . . . . .      46.1            24.3
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . .      27.8            48.7
                                                               -------------------------
Cash at June 30. . . . . . . . . . . . . . . . . . . . . . . . $    73.9       $    73.0
                                                               =========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . $   309.3       $   258.3
                                                               =========================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . $   120.8       $    61.0
                                                               =========================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BUSINESS SEGMENT DATA
- ---------------------

In millions.
- -------------------------------------------------------------------------------------------------
                                                           Six months ended    Three months ended
                                                                   June 30,              June 30,
                                                            1994       1993      1994        1993
- -------------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking. . . . . . . . . . . . . . . . . .  $  978.5   $  916.8    $499.8      $450.1
Individual Life Insurance. . . . . . . . . . . . . . .     321.7      324.3     150.2       159.3
                                                        -----------------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . .   1,300.2    1,241.1     650.0       609.4
Liquidating Commercial Lines . . . . . . . . . . . . .      55.4       55.0      20.9        28.6
                                                        -----------------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . .  $1,355.6   $1,296.1    $670.9      $638.0
                                                        =========================================
NET INCOME
- ----------
Finance and Banking. . . . . . . . . . . . . . . . . .  $   98.6   $   85.9    $ 54.0      $ 45.5
Individual Life Insurance. . . . . . . . . . . . . . .      22.3       21.5      10.6         9.8
                                                        -----------------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . .     120.9      107.4      64.6        55.3
Liquidating Commercial Lines . . . . . . . . . . . . .      (5.8)      (8.4)     (2.6)       (4.1)
                                                        -----------------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . .  $  115.1   $   99.0    $ 62.0      $ 51.2
                                                        =========================================
Return on average owned assets - Core Business (1) . .      1.28%      1.27%     1.35%       1.31%
                                                        =========================================
Return on average owned assets - Total (1) . . . . . .      1.13%      1.06%     1.20%       1.10%
                                                        =========================================
Return on average common shareholder's equity-
  Core Business (1)                                        19.03%     19.79%    19.85%      19.41%
                                                        =========================================
Return on average common shareholder's equity-Total (1)    12.89%     12.86%    13.80%      12.83%
                                                        =========================================
(1)  Annualized

- ----------------------------------------------------------------------------------------------------------
                                                                          June 30,            December 31,
Assets                                                                        1994                    1993
- ----------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . .     $11,955.4               $11,335.5
Individual Life Insurance. . . . . . . . . . . . . . . . . . . . . .       7,228.2                 6,959.0
                                                                         ---------------------------------
Core Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,183.6                18,294.5
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . .       1,363.5                 1,555.7
                                                                         ---------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $20,547.1               $19,850.2
                                                                         =================================
- ----------------------------------------------------------------------------------------------------------
                                                                          June 30,            December 31,
Receivables owned                                                             1994                    1993
- ----------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . .     $ 9,411.8               $ 8,959.9
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . .       1,002.0                 1,189.9
                                                                         ---------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,413.8               $10,149.8
                                                                         =================================
- ----------------------------------------------------------------------------------------------------------
                                                                          June 30,            December 31,
Receivables managed                                                           1994                    1993
- ----------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . . . .     $16,275.5               $16,091.0
Liquidating Commercial Lines . . . . . . . . . . . . . . . . . . . .       1,002.0                 1,189.9
                                                                         ---------------------------------
Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $17,277.5               $17,280.9
                                                                         =================================
See notes to condensed financial statements.
/TABLE

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

2.  INVESTMENT SECURITIES
    ---------------------
    Investment securities consisted of the following:

    -------------------------------------------------------------------------------------------------------
    In millions.                                                     June 30, 1994        December 31, 1993
    -------------------------------------------------------------------------------------------------------
                                                                Carrying      Fair       Carrying      Fair
                                                                   Value     Value          Value     Value
    -------------------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other. . . . . . . . . . . . . .  $    5.7  $    5.7       $   11.9  $   11.9
                                                                -------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities:
      Common stocks. . . . . . . . . . . . . . . . . . . . . .      33.4      33.4           18.5      18.5
      Preferred stocks . . . . . . . . . . . . . . . . . . . .      50.8      50.8           57.7      57.7
    Corporate securities . . . . . . . . . . . . . . . . . . .   2,229.7   2,229.7        2,047.1   2,047.1
    Government securities. . . . . . . . . . . . . . . . . . .     232.1     232.1          326.1     326.1
    Mortgage-backed securities . . . . . . . . . . . . . . . .     884.8     884.8        1,075.5   1,075.5
    Commercial paper . . . . . . . . . . . . . . . . . . . . .      62.4      62.4           52.6      52.6
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     108.1     108.1          244.1     244.1
                                                                -------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . .   3,601.3   3,601.3        3,821.6   3,821.6
                                                                -------------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate securities . . . . . . . . . . . . . . . . . . .   1,742.7   1,782.2        1,739.0   1,930.7
    Government securities. . . . . . . . . . . . . . . . . . .      31.9      32.3           23.2      25.4
    Mortgage-backed securities . . . . . . . . . . . . . . . .     919.1     926.0          772.2     809.0
    Mortgage loans on real estate. . . . . . . . . . . . . . .     168.5     172.0          222.4     226.0
    Policy loans . . . . . . . . . . . . . . . . . . . . . . .      85.7      85.7           81.6      81.6
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     314.7     315.4          310.5     312.0
                                                                -------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . .   3,262.6   3,313.6        3,148.9   3,384.7
                                                                -------------------------------------------
    Accrued investment income. . . . . . . . . . . . . . . . .     103.0     103.0           99.6      99.6
                                                                -------------------------------------------
    Total investment securities. . . . . . . . . . . . . . . .  $6,972.6  $7,023.6       $7,082.0  $7,317.8
                                                                ===========================================


    3.  FINANCE AND BANKING RECEIVABLES
        -------------------------------
    Finance and banking receivables consisted of the following:

    ----------------------------------------------------------------------------------------------
                                                                   June 30,           December 31,
    In millions.                                                       1994                   1993
    ----------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .    $ 1,639.0              $ 1,557.1
    Other secured. . . . . . . . . . . . . . . . . . . . . . .        334.1                  347.1
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . .      2,126.7                2,103.8
    Merchant participation . . . . . . . . . . . . . . . . . .      2,219.3                2,054.4
    Other unsecured. . . . . . . . . . . . . . . . . . . . . .      2,382.2                2,236.1
    Equipment financing and other. . . . . . . . . . . . . . .        710.5                  661.4
                                                                  --------------------------------
    Receivables owned. . . . . . . . . . . . . . . . . . . . .      9,411.8                8,959.9

    Accrued finance charges. . . . . . . . . . . . . . . . . .        181.3                  167.4
    Credit loss reserve for owned receivables. . . . . . . . .       (274.7)                (279.8)
    Unearned credit insurance premiums and claims reserves . .        (50.5)                 (49.8)
    Amounts due and deferred from receivables sales. . . . . .        663.6                  675.2
    Reserve for receivables serviced with limited recourse . .       (133.4)                (134.5)
                                                                  --------------------------------
    Total receivables owned, net . . . . . . . . . . . . . . .      9,798.1                9,338.4
    Receivables serviced with limited recourse . . . . . . . .      6,863.7                7,131.1
    Receivables serviced with no recourse. . . . . . . . . . .      1,299.6                1,649.5
                                                                  --------------------------------
    Total receivables owned or serviced, net . . . . . . . . .    $17,961.4              $18,119.0
                                                                  ================================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:
    ---------------------------------------------------------------------------------------------
                                                                   June 30,          December 31,
    In millions.                                                       1994                  1993
    ---------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .    $ 4,900.3             $ 5,029.5
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . .      1,750.0               1,789.0
    Merchant participation . . . . . . . . . . . . . . . . . .        213.4                 312.6
                                                                  -------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,863.7             $ 7,131.1
                                                                  ===============================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    ---------------------------------------------------------------------------------------------
                                                                   June 30,          December 31,
    In millions.                                                       1994                  1993
    ---------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .    $ 6,539.3             $ 6,586.6
    Other secured. . . . . . . . . . . . . . . . . . . . . . .        334.1                 347.1
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . .      3,876.7               3,892.8
    Merchant participation . . . . . . . . . . . . . . . . . .      2,432.7               2,367.0
    Other unsecured. . . . . . . . . . . . . . . . . . . . . .      2,382.2               2,236.1
    Equipment financing and other. . . . . . . . . . . . . . .        710.5                 661.4
                                                                  -------------------------------
    Receivables managed. . . . . . . . . . . . . . . . . . . .    $16,275.5             $16,091.0
                                                                  ===============================

    Receivables serviced with no recourse consisted primarily of unsecured receivables at both June 30, 1994 and December 31, 1993. The bankcard and merchant participation managed receivable portfolios are serviced by an affiliate of the company.

    The amount due and deferred from receivables sales of $663.6 million at June 30, 1994 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $619.8 million. The amount due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $83.9 million at June 30, 1994. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $133.4 million at June 30, 1994 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 15 through 17 for additional information related to the credit quality of Finance and Banking receivables.

4.  LIQUIDATING COMMERCIAL ASSETS
    -----------------------------
    Liquidating commercial assets consisted of the following:

    --------------------------------------------------------------------------------------------
                                                                   June 30,         December 31,
    In millions.                                                       1994                 1993
    --------------------------------------------------------------------------------------------
    Receivables
      Commercial real estate . . . . . . . . . . . . . . . . .     $  260.5             $  297.1
      Highly leveraged acquisition finance and other . . . . .        741.5                892.8
                                                                   -----------------------------
    Receivables owned. . . . . . . . . . . . . . . . . . . . .      1,002.0              1,189.9
    Accrued finance charges. . . . . . . . . . . . . . . . . .         10.8                  9.2
    Reserve for credit losses. . . . . . . . . . . . . . . . .       (165.0)              (172.9)
                                                                   -----------------------------
    Total receivables owned, net . . . . . . . . . . . . . . .        847.8              1,026.2
    Real estate owned. . . . . . . . . . . . . . . . . . . . .        244.2                256.6
    Other assets . . . . . . . . . . . . . . . . . . . . . . .        271.5                272.9
                                                                   -----------------------------
    Total liquidating commercial assets. . . . . . . . . . . .     $1,363.5             $1,555.7
                                                                   =============================

    See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 18 and 19 for additional information related to the credit quality of Liquidating Commercial Assets.

5.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the six months ended June 30 is as follows:
    ---------------------------------------------------------------------------------------------
    In millions.                                                             1994            1993
    ---------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . . .     $452.7          $423.3
                                                                           ----------------------
    Provision for credit losses - owned receivables:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .      185.6           196.8
      Liquidating Commercial Lines . . . . . . . . . . . . . . . . . .       32.4            28.1
                                                                           ----------------------
    Total provision for credit losses - owned receivables. . . . . . .      218.0           224.9
                                                                           ----------------------
    Owned receivables charged off:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .     (226.4)         (216.2)
      Liquidating Commercial Lines . . . . . . . . . . . . . . . . . .      (40.7)          (43.1)
                                                                           ----------------------
    Total owned receivables charged off. . . . . . . . . . . . . . . .     (267.1)         (259.3)
                                                                           ----------------------
    Recoveries on owned receivables:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .       36.7            32.3
      Liquidating Commercial Lines . . . . . . . . . . . . . . . . . .         .7              .6
                                                                           ----------------------
    Total recoveries on owned receivables. . . . . . . . . . . . . . .       37.4            32.9
                                                                           ----------------------
    Credit loss reserves on receivables purchased, net . . . . . . . .          -             1.8
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1.3)           (3.6)
                                                                           ----------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30. . . .      439.7           420.0
                                                                           ----------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . . .      134.5           160.9
    Provision for credit losses. . . . . . . . . . . . . . . . . . . .       71.9           105.9
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (74.1)          (97.8)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.2             2.6
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1.1)            2.5
                                                                           ----------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT JUNE 30. . . . . . . . . . . . . . . . . . .      133.4           174.1
                                                                           ----------------------
    TOTAL CREDIT LOSS RESERVES AT JUNE 30. . . . . . . . . . . . . . .     $573.1          $594.1
                                                                           ======================
    Total credit loss reserves for owned receivables at June 30:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .     $274.7          $231.1
      Liquidating Commercial Lines . . . . . . . . . . . . . . . . . .      165.0           188.9
                                                                           ----------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30. . . .     $439.7          $420.0
                                                                           ======================
    Total credit loss reserves for managed receivables at June 30:
      Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .     $408.1          $405.2
      Liquidating Commercial Lines . . . . . . . . . . . . . . . . . .      165.0           188.9
                                                                           ----------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT JUNE 30. . .     $573.1          $594.1
                                                                           ======================
    /TABLE

6.  INCOME TAXES
    ------------
    Effective tax rates for the six months ended June 30, 1994 and 1993 of 32.6 and 30.6 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) amortization of intangible assets, (b) state and local income taxes, (c) dividends received deduction applicable to term preferred stocks, (d) leveraged lease tax benefits, and in 1993, (e) foreign loss carryforwards and (f) reduction of noncurrent tax requirements.

    In the third quarter of 1993, new Federal tax legislation was enacted which resulted in the statutory income tax rate being increased from 34 percent to 35 percent retroactive to January 1, 1993. The effect of the new tax legislation is not reflected in the effective tax rate at June 30, 1993 as the increase in income tax expense was recorded as a year-to-date adjustment at September 30, 1993.

7.  LEASES AND OTHER SIMILAR ARRANGEMENTS
    -------------------------------------
    In the fourth quarter of 1991, the company purchased credit card receivables of approximately $1 billion from CoreStates Financial Corporation. In connection with that purchase, an unaffiliated third party acquired the rights to the account relationships associated with the receivables and entered into an agreement to license these rights to the company. In the second quarter of 1994, the company terminated the license agreement and acquired these account relationships resulting in an increase of approximately $140 million in acquired intangibles.

8.  TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
    -----------------------------------------------
    HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $465.5 million at June 30, 1994 compared to $361.7 million at December 31, 1993. Advances from parent company and affiliates, which are included in other liabilities, were $2.0 million at both June 30, 1994 and December 31, 1993. Net interest income on these affiliated balances was $9.4 and $8.6 million for the six months ended June 30, 1994 and 1993, respectively.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Consolidated Results of Operations
    ----------------------------------
    Net income for the second quarter and first six months of 1994 was $62.0 and $115.1 million, up 21 percent from $51.2 million and 16 percent from $99.0 million in 1993. The improvements in consolidated net income for both periods primarily were due to increased earnings in the Finance and Banking segment. Earnings in the Individual Life Insurance segment also improved for both the second quarter and first six months of 1994 compared to the prior year. In addition, net income for both periods also benefited from reduced losses in the Liquidating Commercial Lines segment ("LCL").

    During the second quarter and first six months of 1994, the company's operations, financial position and profitability were affected by the following:

    - The domestic consumer finance, private-label credit card and bankcard businesses increased earnings in both the second quarter and first six months of 1994 over the year-ago periods. Domestic consumer finance earnings increased primarily due to higher net interest margin, increased servicing fee income and lower credit costs. In the third quarter of 1993, the company began servicing without recourse an unsecured consumer loan portfolio totaling approximately $1.0 billion at quarter end. Private-label credit card earnings increased primarily due to growth in the managed portfolio. Bankcard operating results were better than the year-ago periods primarily due to higher provisions in 1993 related to the strengthening of credit loss reserves.

    - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
        3.95 percent, down from 4.24 percent at March 31, 1994 and 4.69 percent at June 30, 1993. Total delinquent receivables fell $35.9 million during the second quarter. The total consumer managed chargeoff ratio decreased compared to both the first quarter and the year-ago quarter.

    - Credit loss reserves as a percent of Finance and Banking managed receivables were 2.51 percent, down from 2.58 percent at March 31, 1994 and 2.56 percent at June 30, 1993. Consumer credit loss reserves as a percent of managed delinquency was 63.9 percent at June 30, 1994, up from 61.3 percent at March 31, 1994 and 55.6 percent at June 30, 1993. Reserves for LCL receivables were essentially unchanged during the quarter and for the first six months of the year despite a $187.9 million decrease in receivables since December 31, 1993, including $40.0 million in net chargeoffs. Credit loss reserves at June 30, 1994 as a percent of both LCL receivables and nonperforming loans increased over December 31, 1993 and June 30, 1993 levels.

    - Net interest margin on a managed basis as a percent of average managed interest-earning assets was 7.87 percent in the second quarter compared to 8.37 percent in the previous quarter and 8.48 percent in the year-ago quarter. The decline in the second quarter was primarily due to increased interest costs on variable rate liabilities, which repriced more quickly than the company's variable rate receivables in the rising interest rate environment. The impact on margin was consistent with the company's expectations given the interest rate environment and the company's asset/liability management strategy.

    - Assets totaled $20.5 billion at June 30, 1994, up 4 percent from year-end 1993. Assets of the Core Business were $19.2 billion at quarter end, up from the year-end 1993 level of $18.3 billion.
        The increase was primarily attributable to growth in the owned
        Finance and Banking receivable portfolio, specifically merchant participation and other unsecured loans. Total managed assets
        (owned assets plus receivables serviced with limited recourse)
        were $27.4 billion at June 30, 1994, up slightly from $27.0 billion at December 31, 1993. The company's debt to equity ratio declined to 6.18 from 6.22 at December 31, 1993. These ratios were affected by the adoption of Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholder's equity.  The rise in interest rates in the first half of the year resulted in a net unrealized loss of $57.1 million at June 30, 1994 in the company's available-for-sale investment portfolio and a corresponding reduction in shareholder's equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in
        related liabilities.   Therefore, the unrealized loss does not
        reflect the change in the economic value of shareholder's equity due to higher interest rates. The company believes that the change in fair value of liabilities would offset a significant amount of the reduction in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholder's equity, the debt to equity ratio was 6.00 at June
        30, 1994, compared to 6.34 at December 31, 1993.

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

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

    -----------------------------------------------------------------------------------------------------------
                                                 June 30,          March 31,       December 31,        June 30,
                                                     1994               1994               1993            1993
    -----------------------------------------------------------------------------------------------------------
    Finance and Banking:
      Owned. . . . . . . . . . . . . . . . . .     $274.7             $284.3             $279.8          $231.1
      Serviced with limited recourse . . . . .      133.4              129.4              134.5           174.1
                                                   ------------------------------------------------------------
      Managed. . . . . . . . . . . . . . . . .      408.1              413.7              414.3           405.2
    Liquidating Commercial Lines . . . . . . .      165.0              170.8              172.9           188.9
                                                   ------------------------------------------------------------
    Total. . . . . . . . . . . . . . . . . . .     $573.1             $584.5             $587.2          $594.1
                                                   ============================================================
    Total owned and managed credit loss reserves as a percent of receivables were as follows:
    -----------------------------------------------------------------------------------------------------------
                                                 June 30,          March 31,      December 31,         June 30,
                                                     1994               1994              1993             1993
    -----------------------------------------------------------------------------------------------------------
    Owned:
      Finance and Banking. . . . . . . . . . .       2.92%              3.03%             3.12%            2.89%
      Liquidating Commercial Lines . . . . . .      16.47              15.44             14.53            13.06
                                                   ------------------------------------------------------------
    Total owned. . . . . . . . . . . . . . . .       4.22%              4.33%             4.46%            4.45%
                                                   ============================================================
    Managed:
      Finance and Banking. . . . . . . . . . .       2.51%              2.58%             2.57%            2.56%
      Liquidating Commercial Lines . . . . . .      16.47              15.44             14.53            13.06
                                                   ------------------------------------------------------------
    Total managed. . . . . . . . . . . . . . .       3.32%              3.42%             3.40%            3.44%
                                                   ============================================================

    The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product, and judgmental factors when there is not clear experience. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and manage-ment's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. While management allocates significantly all reserves among the company's various products and segments, all reserves are considered to be available to cover total loan losses. See Note 5, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.
    FINANCE AND BANKING
    -------------------
    Statements of Income

    ------------------------------------------------------------------------------------------------------------
                                                                       Six months ended       Three months ended
                                                                               June 30,                 June 30,
    All dollar amounts are stated in millions.                          1994       1993        1994         1993
    ------------------------------------------------------------------------------------------------------------
    Finance income . . . . . . . . . . . . . . . . . . . . .       $   672.0  $   591.0   $   346.7    $   296.5
    Interest income from noninsurance investment securities.            18.0       19.5         8.4         11.5
    Interest expense . . . . . . . . . . . . . . . . . . . .           245.8      218.0       135.4        100.8
                                                                   ---------------------------------------------
    Net interest margin. . . . . . . . . . . . . . . . . . .           444.2      392.5       219.7        207.2
                                                                   ---------------------------------------------
    Securitization and servicing fee income. . . . . . . . .           172.4      187.5        86.5         87.1
    Insurance premiums and contract revenues . . . . . . . .            61.7       54.2        31.4         27.4
    Investment income. . . . . . . . . . . . . . . . . . . .             6.9        5.7         3.3          3.2
    Fee income . . . . . . . . . . . . . . . . . . . . . . .            35.5       25.1        17.8         14.2
    Other income . . . . . . . . . . . . . . . . . . . . . .            12.0       33.8         5.7         10.2
                                                                   ---------------------------------------------
    Other revenues . . . . . . . . . . . . . . . . . . . . .           288.5      306.3       144.7        142.1
                                                                   ---------------------------------------------
    Net interest margin and other revenues . . . . . . . . .           732.7      698.8       364.4        349.3
                                                                   ---------------------------------------------
    Provision for credit losses on owned receivables . . . .           185.5      196.8        85.9         93.3
                                                                   ---------------------------------------------
    Costs and expenses:
      Operating expenses . . . . . . . . . . . . . . . . . .           375.6      351.6       185.7        177.6
      Policyholders' benefits. . . . . . . . . . . . . . . .            28.4       28.5        14.1         15.2
      Income taxes . . . . . . . . . . . . . . . . . . . . .            44.6       36.0        24.7         17.7
                                                                   ---------------------------------------------
    Net income . . . . . . . . . . . . . . . . . . . . . . .       $    98.6  $    85.9   $    54.0    $    45.5
                                                                   =============================================
    Average receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . .       $ 9,401.9  $ 8,265.7   $ 9,642.5    $ 8,146.8
      Serviced with limited recourse . . . . . . . . . . . .         6,658.5    7,698.8     6,470.2      7,733.0
                                                                   ---------------------------------------------
    Average receivables managed. . . . . . . . . . . . . . .        16,060.4   15,964.5    16,112.7     15,879.8
    Serviced with no recourse. . . . . . . . . . . . . . . .         1,502.5      377.1     1,405.1        376.6
                                                                   ---------------------------------------------
    Average receivables owned or serviced. . . . . . . . . .       $17,562.9  $16,341.6   $17,517.8    $16,256.4
                                                                   =============================================
    Return on average owned assets - annualized. . . . . . .            1.66%      1.58%       1.79%        1.69%
                                                                   =============================================

    ------------------------------------------------------------------------------------------------------------
                                                                               June 30,             December 31,
                                                                                   1994                     1993
    ------------------------------------------------------------------------------------------------------------
    End-of-period receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 9,411.8                $ 8,959.9
      Serviced with limited recourse . . . . . . . . . . . . . . . . .          6,863.7                  7,131.1
                                                                              ----------------------------------
    Receivables managed. . . . . . . . . . . . . . . . . . . . . . . .         16,275.5                 16,091.0
    Serviced with no recourse. . . . . . . . . . . . . . . . . . . . .          1,299.6                  1,649.5
                                                                              ----------------------------------
    Receivables owned or serviced. . . . . . . . . . . . . . . . . . .        $17,575.1                $17,740.5
                                                                              ==================================
    /TABLE

    Overview
    --------
    Finance and Banking earnings for the second quarter and first six months of 1994 increased to $54.0 and $98.6 million, up from $45.5 and $85.9 million in the year-ago periods primarily due to improved operating results in the domestic consumer finance, private-label credit card and bankcard businesses as discussed earlier.

    Receivables
    -----------
    Receivables owned totaled $9.4 billion at June 30, 1994, up 5 percent from December 31, 1993 and up 18 percent from June 30, 1993. The level of owned receivables from quarter to quarter may vary depending on the timing and significance of securitization transactions in a particular period. In the second quarter of 1994, the company completed securitizations and sales of approximately $730 million of receivables.

    Managed Finance and Banking receivables (owned receivables plus those serviced with limited recourse) of the company's consumer businesses totaled $16.3 billion, up slightly from year end and 3 percent from second quarter 1993 levels. Growth in the first half of 1994 was impacted by higher than anticipated prepayment activity in the home equity portfolio.

    Net interest margin
    -------------------
    Net interest margin was $219.7 and $444.2 million for the second quarter and first six months of 1994, up from $207.2 and $392.5 million in the same year-ago periods due to higher levels of interest-earning assets and a shift in product mix towards higher-yielding bankcard and merchant participation receivables. This improvement, however, was partially offset by increased interest costs on variable rate liabilities, which repriced more quickly than the company's variable rate receivables in the rising interest rate environment.

    Due to growth in securitized assets over the past several years, the comparability of net interest margin between periods may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in the portfolio, net interest income is shifted to securitization and servicing fee income. Net interest margin in the second quarter on an owned basis as a percent of average owned interest-earning assets, annualized, was 8.67 percent compared with 9.29 percent in the prior quarter and 9.56 percent in the second quarter of 1993. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in portfolio, was $326.8 and $672.4 million for the second quarter and first six months of 1994, down from $347.6 and $683.1 million in the same periods of 1993, and as a percent of average managed interest-earning assets, annualized, was 7.87 percent in the second quarter of 1994 compared with 8.37 percent in the prior quarter and 8.48 percent in the same year-ago quarter.
    Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

    Other revenues
    --------------
    Securitization and servicing fee income consists of two components: income associated with the securitization and sale of receivables and servicing fee income related to the servicing of unsecured receivables. Securitization income for the second quarter and first six months of 1994 decreased compared to the same year-ago periods due to a lower level of securitized receivables outstanding. Securitization income as a percent of average receivables serviced with limited recourse, annualized, was 4.06 and 4.44 percent in the second quarter and first six months of 1994, compared to 4.54 and
    4.91 percent in the same periods in 1993. This decrease was primarily due to a shift in the mix of the serviced with limited recourse portfolio towards lower-yielding home equity receivables.

    Servicing fee income increased in the second quarter and first six months of 1994, consistent with the serviced receivable portfolio growth. Average receivables serviced with no recourse increased to $1.4 billion for the second quarter of 1994, up from $377 million in the same period in 1993. This increase was due to a change in the composition of the serviced portfolio which occurred in the third quarter of 1993 when the company began servicing an unsecured consumer loan portfolio without recourse which provided a higher servicing fee. This portfolio totaled $1.0 billion at June 30, 1994.

    Insurance premiums and contract revenues increased from the second quarter and first six months of 1993 due to higher sales of specialty and credit insurance.

    Fee income includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $17.8 and $35.5 million for the second quarter and first six months of 1994, up from $14.2 and $25.1 million in the same periods in the prior year primarily due to interchange and other fees related to growth in owned bankcard receivables.

    Expenses
    --------
    Operating expenses, which the company defines as salaries and fringe benefits plus other operating expenses, were $185.7 and $375.6 million for the second quarter and first six months of 1994, up from $177.6 and $351.6 million in the same periods of 1993 primarily due to increased costs associated with servicing a larger owned or serviced receivables portfolio. Operating expenses as a percent of average receivables owned or serviced, annualized, decreased to 4.24 percent in the second quarter of 1994 compared to 4.31 percent in the prior quarter and 4.37 percent in the second quarter of 1993.

    The effective tax rate for the Finance and Banking segment was 31.4 and 31.1 percent, compared to 28.0 and 29.5 percent in the second quarter and first six months of 1993.

    Credit Quality
    --------------
    Overall credit quality statistics of the Finance and Banking portfolio improved in the second quarter of 1994, as delinquency and chargeoff levels continued to decline.

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

    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
    ----------------------------------------------------------------------------------------------
                                            6/30/94     3/31/94    12/31/93    9/30/93     6/30/93
    ----------------------------------------------------------------------------------------------
    Domestic:
      Home equity. . . . . . . . . . . . .     2.98%       3.32%       3.37%      3.62%       3.44%
      Other secured. . . . . . . . . . . .     3.22        1.25        2.22       3.41        6.14
      Bankcard . . . . . . . . . . . . . .     3.40        3.52        3.61       3.87        3.83
      Merchant participation . . . . . . .     4.53        5.02        5.01       5.43        5.73
      Other unsecured. . . . . . . . . . .     6.42        6.97        7.19       7.70        8.04
                                               ---------------------------------------------------
    Total domestic . . . . . . . . . . . .     3.85        4.14        4.21       4.51        4.53
                                               ---------------------------------------------------
    Foreign:
      Australia. . . . . . . . . . . . . .     7.43        7.98        8.93       9.59       10.95
                                               ---------------------------------------------------
    Total. . . . . . . . . . . . . . . . .     3.95%       4.24%       4.33%      4.63%       4.69%
                                               ===================================================

    Delinquency as a percent of managed consumer receivables decreased from both the prior quarter and prior year levels, representing a $35.9 million decline in the amount of delinquent receivables since March 31, 1994. The decline in delinquent receivables was driven by improvements in the home equity, merchant participation and other unsecured products. These improvement were primarily due to tighter underwriting standards instituted in the early 1990's, resulting in a higher quality of receivables underwritten.

    The company believes that, although further reductions are possible, the overall declining delinquency trend will begin to stabilize. Future changes in delinquency will depend on economic conditions in the two countries and various regional areas where the company operates and the composition of the managed receivables base.

    Nonperforming Assets
    --------------------
    Nonperforming assets consisted of the following:

    ---------------------------------------------------------------------------------------------
    In millions.                            6/30/94     3/31/94   12/31/93    9/30/93     6/30/93
    ---------------------------------------------------------------------------------------------
    Nonaccrual managed receivables . . . .   $306.2      $335.7     $340.9     $365.5      $368.3
    Accruing managed receivables 90 or more
      days delinquent. . . . . . . . . . .    133.5       140.1      148.8      154.9       163.9
                                             ----------------------------------------------------
    Total nonperforming managed receivables   439.7       475.8      489.7      520.4       532.2
                                             ----------------------------------------------------
    Real estate owned. . . . . . . . . . .     72.8        78.0       89.0       92.4        92.3
    Other assets acquired through
      foreclosure. . . . . . . . . . . . .     79.8        81.3       82.9       84.4        85.9
                                             ----------------------------------------------------
    Total nonperforming assets . . . . . .   $592.3      $635.1     $661.6     $697.2      $710.4
                                             ====================================================
    Credit loss reserves for managed
      receivables as a percent of
      nonperforming managed receivables. .     92.8%       86.9%      84.6%      76.2%       76.1%
                                             ----------------------------------------------------

    Nonaccrual managed Finance and Banking receivables declined primarily due to continued improvement in the domestic consumer finance operation.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables managed):
    ----------------------------------------------------------------------------------------------
                                             Second       First      Fourth      Third      Second
                                            Quarter     Quarter     Quarter    Quarter     Quarter
                                               1994        1994        1993       1993        1993
    ----------------------------------------------------------------------------------------------
    Domestic:
      Home equity. . . . . . . . . . . . .     1.43%       1.29%       1.26%       .89%       1.03%
      Other secured. . . . . . . . . . . .      .13           -        1.02       9.72       10.94
      Bankcard . . . . . . . . . . . . . .     5.26        5.74        5.90       6.01        5.74
      Merchant participation . . . . . . .     3.83        3.91        4.26       4.44        4.02
      Other unsecured. . . . . . . . . . .     5.52        5.65        5.89       6.36        7.09
                                               ---------------------------------------------------
    Total domestic . . . . . . . . . . . .     3.37        3.44        3.54       3.58        3.60
                                               ---------------------------------------------------
    Foreign:
      Australia. . . . . . . . . . . . . .     3.72        2.74        3.77       2.61        3.38
                                               ---------------------------------------------------
    Total. . . . . . . . . . . . . . . . .     3.38%       3.42%       3.55%      3.56%       3.60%
                                               ===================================================

    Net chargeoffs as a percent of average managed consumer receivables for the 1994 second quarter decreased compared to both the first quarter and the year-ago quarter. Net chargeoffs on a dollar basis in the second quarter were $130.3 million, compared to $131.4 million in the first quarter of 1994. Improvement in the bankcard portfolio in the second quarter was partially offset by increased chargeoffs in the home equity portfolio. Home equity loan chargeoffs continue to be impacted by weak economic conditions in the western region. The improvement in all the unsecured portfolios was due to the favorable performance of recently underwritten receivables.

    Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. As previously discussed, overall delinquency levels have continued to decline. The decline has been a result of better economic conditions and the effect of the company's strategy to improve overall credit quality by tightened underwriting standards. The company expects that chargeoff trends will continue to follow the downward trend in consumer delinquency. However, future improvement in chargeoff trends may be impacted by factors such as a shift in product mix, economic conditions and the impact of personal bankruptcies. Consequently, the extent and timing of an overall improved chargeoff trend remains uncertain.

    INDIVIDUAL LIFE INSURANCE
    -------------------------
    Individual Life Insurance net income was $10.6 and $22.3 million in the second quarter and first six months of 1994, up from $9.8 and $21.5 million in the prior year periods.

    Statements of Income
    -----------------------------------------------------------------------------------
                                                Six months ended     Three months ended
                                                        June 30,               June 30,
    All dollar amounts are stated in millions.  1994        1993      1994         1993
    -----------------------------------------------------------------------------------
    Investment income. . . . . . . . . . .    $247.6      $263.1    $114.9       $129.6
    Contract revenues. . . . . . . . . . .      74.1        61.2      35.3         29.7
                                              -----------------------------------------
    Total revenues . . . . . . . . . . . .     321.7       324.3     150.2        159.3
    Costs and expenses:
      Policyholders' benefits. . . . . . .     219.8       226.3     109.9        114.2
      Operating expenses . . . . . . . . .      67.2        65.1      23.9         30.1
      Income taxes . . . . . . . . . . . .      12.4        11.4       5.8          5.2
                                              -----------------------------------------
    Net income . . . . . . . . . . . . . .    $ 22.3      $ 21.5    $ 10.6       $  9.8
                                              =========================================
    Return on average assets - annualized.       .65%        .71%      .60%         .64%
                                              =========================================

    -----------------------------------------------------------------------------------
                                                        June 30,           December 31,
                                                            1994                   1993
    -----------------------------------------------------------------------------------
    Investment securities. . . . . . . . . . . .       $ 6,426.6              $ 6,358.0
    Life insurance in-force. . . . . . . . . . .        34,918.0               32,371.6
                                                       ================================

    Investment securities for the Individual Life Insurance segment totaled $6.4 billion, flat with both the March 31, 1994 and December 31, 1993 levels. The Individual Life Insurance portfolio represented approximately 92 percent of the company's total investment portfolio at June 30, 1994. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 6.9 percent of the insurance investment portfolio at June 30, 1994, compared to 7.1 percent at March 31, 1994 and 7.0 percent at December 31, 1993.

    At June 30, 1994 the market value for the insurance held-to-maturity investment portfolio was 102 percent of the carrying value compared to 104 percent at March 31, 1994 and 108 percent at December 31, 1993. The decrease in market value over book value during the first half of 1994 was mainly the result of the rising interest rate environment. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and sells securities at pre-established levels to maximize its capital position.

    Investment income in the second quarter and first six months of 1994 was $114.9 and $247.6 million, down compared with the year-ago periods as higher levels of investment securities were offset by lower yields. Contract revenues in both periods increased due to higher levels of insurance in-force.

    Policyholders' benefits in the second quarter and first half of 1994 were $109.9 and $219.8 million, down 4 and 3 percent over the same periods in 1993 due to lower interest credited to policyholders caused by lower yields on investment securities.

    Despite higher commission expense, operating expense in the second quarter was down compared to the year-ago period due to lower levels of deferred insurance policy acquisition cost amortization ("DAC") associated with lower investment income. Operating expense for the first six months was up slightly compared to the prior year period due to higher commission expense and higher levels of DAC resulting from increased gross profits from universal life and annuity contracts.

    The effective tax rate was 35.4 and 35.7 percent for the second quarter and first half of 1994 compared to 34.7 percent in both respective periods of 1993.

    LIQUIDATING COMMERCIAL LINES
    ----------------------------
    The net loss for the Liquidating Commercial Lines segment was $2.6 and $5.8 million in the second quarter and first six months of 1994 compared to a net loss of $4.1 and $8.4 million in the same period in 1993.

    Statements of Operations
    ----------------------------------------------------------------------------------
                                             Six months ended       Three months ended
                                                     June 30,                 June 30,
    In millions.                              1994       1993       1994          1993
    ----------------------------------------------------------------------------------
    Net interest margin. . . . . . . . .  $   19.0   $   23.0   $    8.3      $   11.1
    Other revenues . . . . . . . . . . .      12.5        2.7         .7           2.8
                                          --------------------------------------------
    Net interest margin and other revenues    31.5       25.7        9.0          13.9
    Provision for credit losses. . . . .      32.5       28.1        8.2          13.8
    Operating expenses . . . . . . . . .       6.2        9.7        3.7           5.7
    Income tax benefit . . . . . . . . .      (1.4)      (3.7)       (.3)         (1.5)
                                          --------------------------------------------
    Net loss . . . . . . . . . . . . . .  $   (5.8)  $   (8.4)  $   (2.6)     $   (4.1)
                                          ============================================
    Average receivables owned  . . . . .  $1,105.2   $1,511.8   $1,053.1      $1,476.0
                                          ============================================

    Net interest margin for the second quarter and first six months of 1994 decreased compared to the prior year periods as the effect of lower asset levels was only partially offset by wider spreads. Increased other revenues primarily related to the company's 25 percent equity investment in a liquidating commercial joint venture made in June 1993 and fees received upon prepayment of several loans. Provision for credit losses was $8.2 and $32.5 million, down from $13.8 million in the second quarter of 1993 and up from $28.1 million in the first six months of 1993. See page 12 in Management's Discussion and Analysis on Consolidated Credit Loss Reserves for factors impacting overall loss reserve levels. Operating expenses were $3.7 and $6.2 million in the second quarter and first six months of 1994, respectively, down from $5.7 and $9.7 million in the year-ago periods principally due to lower write-downs and net expenses for real estate owned.

    Commercial Nonperforming Loans and Real Estate Owned:
    ----------------------------------------------------------------------------------------------
    In millions.                            6/30/94     3/31/94    12/31/93    9/30/93     6/30/93
    ----------------------------------------------------------------------------------------------
    Real estate nonaccrual . . . . . . . .   $ 47.7      $ 49.3      $ 54.8     $ 79.6      $ 90.6
    Other nonaccrual . . . . . . . . . . .    114.8       151.1       173.9      164.1       246.9
                                             -----------------------------------------------------
    Total nonaccrual . . . . . . . . . . .    162.5       200.4       228.7      243.7       337.5
    Renegotiated . . . . . . . . . . . . .     28.5        29.2        28.7       17.3        34.9
                                             -----------------------------------------------------
    Total nonperforming loans. . . . . . .    191.0       229.6       257.4      261.0       372.4
    Real estate owned. . . . . . . . . . .    244.2       249.7       256.6      262.2       258.1
                                             -----------------------------------------------------
    Total. . . . . . . . . . . . . . . . .   $435.2      $479.3      $514.0     $523.2      $630.5
                                             =====================================================
    Credit loss reserves as a percent of
      nonperforming loans. . . . . . . . .     86.4%       74.4%       67.2%      71.2%       50.7%
                                             -----------------------------------------------------
    /TABLE

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

    Management believes that commercial real estate markets began to stabilize in the second half of 1993. The level of future potential write-downs will depend heavily on changes in overall market conditions as well as circumstances surrounding individual properties. To preserve value in liquidating the real estate owned portfolio over time, the company has segregated its portfolio into two categories. Properties in weak markets or with poor cash flow will be divested in an expeditious, orderly fashion. These properties, which have been written down an average of 50 percent, represented 17 percent of the commercial real estate owned portfolio at June 30, 1994. The average carrying value of a property in this portfolio at June 30, 1994 was approximately $3 million. Properties with positive and/or improved cash flows and in markets which, the company believes, have potential for improvement are being held for sale at prices which reflect this value. Revenues on all commercial real estate properties, net of write-downs and carrying costs, were $.8 million in the second quarter of 1994 compared to net write-downs and carrying costs of $2.7 million in the same period in 1993.

Part II. OTHER INFORMATION

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


                                   HOUSEHOLD FINANCE CORPORATION
                                   -----------------------------
                                   (Registrant)


Date:  August 12, 1994             By:  /s/ David A. Schoenholz
       ---------------             ----------------------------
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