Form 10-Q
period 1994-09-30
HOUSEHOLD FINANCE CORP
filed 1994-11-14
CIK 48681

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1994, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Part 1.  FINANCIAL INFORMATION

1.FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
- --------------------

In millions.
- ------------------------------------------------------------------------------------------------
                                                           Nine Months Ended  Three Months Ended
                                                               September 30,       September 30,
                                                             1994       1993       1994     1993
- ------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . .     $1,096.4   $  982.1     $381.5   $332.2
Interest income from noninsurance investment securities      28.3       30.9       10.3     11.4
Interest expense . . . . . . . . . . . . . . . . . .        435.2      381.6      163.3    123.1
                                                         ---------------------------------------
Net interest margin. . . . . . . . . . . . . . . . .        689.5      631.4      228.5    220.5
Provision for credit losses on owned receivables            344.0      370.5      126.0    145.6
                                                         ---------------------------------------
Net interest margin after provision for credit losses       345.5      260.9      102.5     74.9
                                                         ---------------------------------------
Securitization and servicing fee income                     265.3      291.2       92.9    103.7
Insurance premiums and contract revenues                    157.7      182.2       21.9     66.8
Investment income. . . . . . . . . . . . . . . . . .        381.6      421.9      127.1    153.1
Fee income . . . . . . . . . . . . . . . . . . . . .         58.4       41.9       22.1     15.9
Other income . . . . . . . . . . . . . . . . . . . .         42.7       44.4       19.0     15.4
                                                         ---------------------------------------
Total other revenues . . . . . . . . . . . . . . . .        905.7      981.6      283.0    354.9
                                                         ---------------------------------------
Net interest margin after provision for credit losses
  and other revenues . . . . . . . . . . . . . . . .      1,251.2    1,242.5      385.5    429.8
                                                         ---------------------------------------
Operating expenses . . . . . . . . . . . . . . . . .        652.5      634.5      205.7    219.3
Policyholders' benefits. . . . . . . . . . . . . . .        328.9      388.5       80.7    133.7
                                                         ---------------------------------------
Total costs and expenses . . . . . . . . . . . . . .        981.4    1,023.0      286.4    353.0
                                                         ---------------------------------------
Income before income taxes . . . . . . . . . . . . .        269.8      219.5       99.1     76.8
Income taxes . . . . . . . . . . . . . . . . . . . .         88.2       70.3       32.6     26.6
                                                         ---------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . .     $  181.6   $  149.2     $ 66.5   $ 50.2
                                                         =======================================
See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
- --------------

In millions.
- -----------------------------------------------------------------------
                                            September 30,  December 31,
                                                     1994          1993
- -----------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . .    $    55.1     $    27.8
Investment securities (fair value of $7,176.9
  and $7,317.8). . . . . . . . . . . . . . .      7,099.4       7,082.0
Finance and banking receivables. . . . . . .     10,951.5       9,338.4
Liquidating commercial assets. . . . . . . .      1,301.2       1,555.7
Advances to parent company and affiliates. .        536.6         361.7
Deferred insurance policy acquisition costs.        603.3         381.6
Acquired intangibles . . . . . . . . . . . .        344.1         246.7
Properties and equipment . . . . . . . . . .        211.9         202.2
Assets acquired through foreclosure. . . . .        134.7         171.9
Other assets . . . . . . . . . . . . . . . .        660.3         482.2
                                                -----------------------
Total assets . . . . . . . . . . . . . . . .    $21,898.1     $19,850.2
                                                =======================

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Debt:
  Commercial paper, bank and other borrowings   $ 4,496.0     $ 4,321.8
  Senior and senior subordinated debt (with
    original maturities over one year). . .       7,966.0       6,813.7
                                                -----------------------
Total debt . . . . . . . . . . . . . . . . .     12,462.0      11,135.5
Insurance policy and claim reserves. . . . .      6,496.4       5,981.5
Other liabilities. . . . . . . . . . . . . .        940.1         942.7
                                                -----------------------
Total liabilities. . . . . . . . . . . . . .     19,898.5      18,059.7
                                                -----------------------
Preferred stock. . . . . . . . . . . . . . .        100.0         100.0
                                                -----------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . .        691.2         551.2
  Retained earnings. . . . . . . . . . . . .      1,302.3       1,126.0
  Foreign currency translation adjustments .        (23.6)        (21.8)
  Unrealized gain (loss) on investments, net        (70.3)         35.1
                                                -----------------------
Total common shareholder's equity. . . . . .      1,899.6       1,690.5
                                                -----------------------
Total liabilities and shareholder's equity .    $21,898.1     $19,850.2
                                                =======================
See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.
- --------------------------------------------------------------------------------------------
Nine months ended September 30                                               1994       1993
- --------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   181.6  $   149.2
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .      344.0      370.5
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . .      201.2      198.3
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      110.3      125.4
  Net realized (gains) losses from sales of assets . . . . . . . . . .       36.1      (22.6)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . .      (70.7)     (63.2)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (66.9)     126.1
                                                                        --------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .      735.6      883.7
                                                                        --------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,241.2)  (2,041.4)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      423.5      424.8
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,370.8    1,188.4
Short-term investment securities, net change . . . . . . . . . . . . .       70.1       38.3
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . .   (5,250.2)  (4,659.1)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,037.0    2,663.0
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      966.8    1,224.0
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . .   (1,862.1)  (1,942.3)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12.8)         -
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,376.8    1,444.8
Acquisition of credit card relationships . . . . . . . . . . . . . . .     (138.1)         -
Properties and equipment purchased . . . . . . . . . . . . . . . . . .      (22.8)     (17.6)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . .         .6        2.8
Advances to parent company and affiliates. . . . . . . . . . . . . . .     (174.9)       9.5
                                                                        --------------------
Cash decrease from investments in operations . . . . . . . . . . . . .   (2,456.5)  (1,664.8)
                                                                        --------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . .      158.1      (90.1)
Senior and senior subordinated debt issued . . . . . . . . . . . . . .    2,850.6    1,937.9
Senior and senior subordinated debt retired. . . . . . . . . . . . . .   (1,709.3)  (1,467.0)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . .     (396.4)    (282.9)
Cash received from policyholders . . . . . . . . . . . . . . . . . . .      710.5      630.0
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .       (5.3)      (6.9)
Capital contribution from parent company . . . . . . . . . . . . . . .      140.0       70.0
                                                                        --------------------
Cash increase from financing and capital transactions. . . . . . . . .    1,748.2      791.0
                                                                        --------------------
Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .       27.3        9.9
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . .       27.8       48.7
                                                                        --------------------
Cash at September 30 . . . . . . . . . . . . . . . . . . . . . . . . .  $    55.1  $    58.6
                                                                        ====================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   459.3  $   366.5
                                                                        ====================
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   170.1  $    62.7
                                                                        ====================
See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BUSINESS SEGMENT DATA
- ---------------------

In millions.
- -----------------------------------------------------------------------------------------------
                                                          Nine Months Ended  Three Months Ended
                                                              September 30,       September 30,
                                                             1994      1993        1994    1993
- -----------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking. . . . . . . . . . . . . . . . .     $1,519.1  $1,397.9      $540.6  $481.1
Individual Life Insurance. . . . . . . . . . . . . .        434.8     508.2       113.1   183.9
                                                         --------------------------------------
Core Business. . . . . . . . . . . . . . . . . . . .      1,953.9   1,906.1       653.7   665.0
Liquidating Commercial Lines . . . . . . . . . . . .         76.5      88.5        21.1    33.5
                                                         --------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . .     $2,030.4  $1,994.6      $674.8  $698.5
                                                         ======================================
NET INCOME
- ----------
Finance and Banking. . . . . . . . . . . . . . . . .     $  149.4  $  133.2      $ 50.8  $ 47.3
Individual Life Insurance. . . . . . . . . . . . . .         39.7      35.0        17.4    13.5
                                                         --------------------------------------
Core Business. . . . . . . . . . . . . . . . . . . .        189.1     168.2        68.2    60.8
Liquidating Commercial Lines . . . . . . . . . . . .         (7.5)    (19.0)       (1.7)  (10.6)
                                                         --------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . .     $  181.6  $  149.2      $ 66.5  $ 50.2
                                                         ======================================
Return on average owned assets - Core Business (1) .         1.31%     1.30%       1.35%   1.35%
                                                         ======================================
Return on average owned assets - Total (1) . . . . .         1.17%     1.05%       1.24%   1.01%
                                                         ======================================
Return on average common shareholder's equity -
 Core Business (1) . . . . . . . . . . . . . . . . .        19.17%    20.07%      19.42%  20.62%
                                                         ======================================
Return on average common shareholder's equity - Total (1)   13.37%    12.47%      14.30%  11.76%
                                                         ======================================
Efficiency ratio (2) . . . . . . . . . . . . . . . .         51.5%     51.8%       47.8%   49.6%
                                                         ======================================
(1)  Annualized
(2)  Operating expenses as a percent of net interest margin and total other revenues less policyholders' benefits.

- -----------------------------------------------------------------------------------------------
Assets                                                   September 30, 1994   December 31, 1993
- -----------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . .              $13,132.6           $11,335.5
Individual Life Insurance. . . . . . . . . . . . . .                7,464.3             6,959.0
                                                                  -----------------------------
Core Business. . . . . . . . . . . . . . . . . . . .               20,596.9            18,294.5
Liquidating Commercial Lines . . . . . . . . . . . .                1,301.2             1,555.7
                                                                  -----------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . .              $21,898.1           $19,850.2
                                                                  =============================
- -----------------------------------------------------------------------------------------------
Receivables owned                                        September 30, 1994   December 31, 1993
- -----------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . .              $10,566.7           $ 8,959.9
Liquidating Commercial Lines . . . . . . . . . . . .                  932.2             1,189.9
                                                                  -----------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . .              $11,498.9           $10,149.8
                                                                  =============================
- -----------------------------------------------------------------------------------------------
Receivables managed                                      September 30, 1994   December 31, 1993
- -----------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . .              $17,097.2           $16,091.0
Liquidating Commercial Lines . . . . . . . . . . . .                  932.2             1,189.9
                                                                  -----------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . .              $18,029.4           $17,280.9
                                                                  =============================
See notes to condensed financial statements.
/TABLE

NOTES TO CONDENSED FINANCIAL STATEMENTS

The common stock of Household Finance Corporation ("HFC" or the "company") is wholly owned by Household International, Inc. ("Household International" or the "parent company").

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------
  Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in the company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993, as supplemented by the Current Report on Form 8-K, filed September 16, 1994. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.INVESTMENT SECURITIES
  ---------------------

  Investment securities consisted of the following:
  --------------------------------------------------------------------------------
  In millions.                            September 30, 1994     December 31, 1993
  --------------------------------------------------------------------------------
                                         Carrying       Fair   Carrying       Fair
                                            Value      Value      Value      Value
  --------------------------------------------------------------------------------
  TRADING INVESTMENTS
  Government securities and other. . .   $    8.6   $    8.6   $   11.9   $   11.9
                                         -----------------------------------------
  AVAILABLE-FOR-SALE INVESTMENTS
  Marketable equity securities:
    Common stocks. . . . . . . . . . .        34.3      34.3       18.5       18.5
    Preferred stocks . . . . . . . . .        49.5      49.5       57.7       57.7
  Corporate securities . . . . . . . .     2,277.2   2,277.2    2,047.1    2,047.1
  Government securities. . . . . . . .       203.6     203.6      326.1      326.1
  Mortgage-backed securities . . . . .       841.0     841.0    1,075.5    1,075.5
  Commercial paper . . . . . . . . . .       197.0     197.0       52.6       52.6
  Other. . . . . . . . . . . . . . . .        87.6      87.6      244.1      244.1
                                         -----------------------------------------
  Subtotal . . . . . . . . . . . . . .     3,690.2   3,690.2    3,821.6    3,821.6
                                         -----------------------------------------
  HELD-TO-MATURITY INVESTMENTS
  Corporate securities . . . . . . . .     1,801.0   1,820.6    1,739.0    1,930.7
  Government securities. . . . . . . .        23.3      21.0       23.2       25.4
  Mortgage-backed securities . . . . .       920.7     980.1      772.2      809.0
  Mortgage loans on real estate. . . .       169.5     169.5      222.4      226.0
  Policy loans . . . . . . . . . . . .        69.8      69.8       81.6       81.6
  Other. . . . . . . . . . . . . . . .       303.4     304.2      310.5      312.0
                                         -----------------------------------------
  Subtotal . . . . . . . . . . . . . .     3,287.7   3,365.2    3,148.9    3,384.7
                                         -----------------------------------------
  Accrued investment income. . . . . .       112.9     112.9       99.6       99.6
                                         -----------------------------------------
  Total investment securities. . . . .    $7,099.4  $7,176.9   $7,082.0   $7,317.8
                                         =========================================
  /TABLE

3.FINANCE AND BANKING RECEIVABLES
  -------------------------------

  Finance and banking receivables consisted of the following:
  -----------------------------------------------------------------------------
                                                    September 30,  December 31,
  In millions.                                               1994          1993
  -----------------------------------------------------------------------------
  Home equity. . . . . . . . . . . . . . . . . .        $ 1,941.4     $ 1,557.1
  Other secured. . . . . . . . . . . . . . . . .            328.2         347.1
  Bankcard . . . . . . . . . . . . . . . . . . .          2,511.1       2,103.8
  Merchant participation . . . . . . . . . . . .          2,393.5       2,054.4
  Other unsecured. . . . . . . . . . . . . . . .          2,679.6       2,236.1
  Equipment financing and other. . . . . . . . .            712.9         661.4
                                                        -----------------------
  Receivables owned. . . . . . . . . . . . . . .         10,566.7       8,959.9

  Accrued finance charges. . . . . . . . . . . .            174.6         167.4
  Credit loss reserve for owned receivables. . .           (305.6)       (279.8)
  Unearned credit insurance premiums and claims reserves    (50.2)        (49.8)
  Amounts due and deferred from receivables sales           689.3         675.2
  Reserve for receivables serviced with limited recourse   (123.3)       (134.5)
                                                        -----------------------
  Total receivables owned, net . . . . . . . . .         10,951.5       9,338.4
  Receivables serviced with limited recourse . .          6,530.5       7,131.1
  Receivables serviced with no recourse. . . . .          1,098.8       1,649.5
                                                        -----------------------
  Total receivables owned or serviced, net . . .        $18,580.8     $18,119.0
                                                        =======================

  The outstanding balance of receivables serviced with limited recourse consisted of the following:
  -----------------------------------------------------------------------------
                                                    September 30,  December 31,
  In millions                                                1994          1993
  -----------------------------------------------------------------------------
  First mortgage . . . . . . . . . . . . . . . .        $   150.0             -
  Home equity. . . . . . . . . . . . . . . . . .          4,592.4     $ 5,029.5
  Bankcard . . . . . . . . . . . . . . . . . . .          1,633.0       1,789.0
  Merchant participation . . . . . . . . . . . .            155.1         312.6
                                                        -----------------------
  Total. . . . . . . . . . . . . . . . . . . . .        $ 6,530.5     $ 7,131.1
                                                        =======================

  The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
  -----------------------------------------------------------------------------
                                                    September 30,  December 31,
  In millions.                                               1994          1993
  -----------------------------------------------------------------------------
  First mortgage . . . . . . . . . . . . . . . .        $   150.0             -
  Home equity. . . . . . . . . . . . . . . . . .          6,533.8     $ 6,586.6
  Other secured. . . . . . . . . . . . . . . . .            328.2         347.1
  Bankcard . . . . . . . . . . . . . . . . . . .          4,144.1       3,892.8
  Merchant participation . . . . . . . . . . . .          2,548.6       2,367.0
  Other unsecured. . . . . . . . . . . . . . . .          2,679.6       2,236.1
  Equipment financing and other. . . . . . . . .            712.9         661.4
                                                        -----------------------
  Receivables managed. . . . . . . . . . . . . .        $17,097.2     $16,091.0
                                                        =======================

  Receivables serviced with no recourse consisted primarily of unsecured receivables at both September 30, 1994 and December 31, 1993. The bankcard and merchant participation managed receivable portfolios are serviced by an affiliate of the company.

  The amounts due and deferred from receivables sales of $689.3 million at September 30, 1994 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $604.0 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $83.9 million at September 30, 1994. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $123.3 million at September 30, 1994 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

  See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 15 through 17 for additional information related to the credit quality of Finance and Banking receivables.

4.LIQUIDATING COMMERCIAL ASSETS
  -----------------------------

  Liquidating commercial assets consisted of the following:
  --------------------------------------------------------------
                                     September 30,  December 31,
  In millions.                                1994          1993
  --------------------------------------------------------------
  Receivables
    Commercial real estate . . . . . .    $  245.9      $  297.1
    Acquisition finance and other. . .       686.3         892.8
                                          ----------------------
  Receivables owned. . . . . . . . . .       932.2       1,189.9
  Accrued finance charges. . . . . . .         9.7           9.2
  Reserve for credit losses. . . . . .      (158.1)       (172.9)
                                          ----------------------
  Total receivables owned, net . . . .       783.8       1,026.2
  Real estate owned. . . . . . . . . .       241.7         256.6
  Other assets . . . . . . . . . . . .       275.7         272.9
                                          ----------------------
  Total liquidating commercial assets.    $1,301.2      $1,555.7
                                          ======================

  See Note 5, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on page 20 for additional information related to the credit quality of Liquidating Commercial Assets.

5.CREDIT LOSS RESERVES
  --------------------

  An analysis of credit loss reserves for the nine months ended September 30 is as follows:
  ----------------------------------------------------------------------------------------
  In millions.                                                              1994      1993
  ----------------------------------------------------------------------------------------
  Credit loss reserves for owned receivables at January 1. . .           $ 452.7   $ 423.3
                                                                         -----------------
  Provision for credit losses - owned receivables:
    Finance and Banking. . . . . . . . . . . . . . . . . . . .             303.4     298.5
    Liquidating Commercial Lines . . . . . . . . . . . . . . .              40.6      72.0
                                                                         -----------------
  Total provision for credit losses - owned receivables. . . .             344.0     370.5
                                                                         -----------------
  Owned receivables charged off:
    Finance and Banking. . . . . . . . . . . . . . . . . . . .            (334.9)   (330.2)
    Liquidating Commercial Lines . . . . . . . . . . . . . . .             (55.9)    (90.3)
                                                                         -----------------
  Total owned receivables charged off. . . . . . . . . . . . .            (390.8)   (420.5)
                                                                         -----------------
  Recoveries on owned receivables:
    Finance and Banking. . . . . . . . . . . . . . . . . . . .              58.7      49.4
    Liquidating Commercial Lines . . . . . . . . . . . . . . .                .8        .9
                                                                         -----------------
  Total recoveries on owned receivables. . . . . . . . . . . .              59.5      50.3
                                                                         -----------------
  Credit loss reserves on receivables purchased, net . . . . .                 -        .8
  Other, net (1) . . . . . . . . . . . . . . . . . . . . . . .              (1.7)     27.3
                                                                         -----------------
  TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30         463.7     451.7
                                                                         -----------------
  Credit loss reserves for receivables serviced with
    limited recourse at January 1. . . . . . . . . . . . . . .             134.5     160.9
  Provision for credit losses. . . . . . . . . . . . . . . . .              92.3     133.1
  Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . .            (109.3)   (136.5)
  Recoveries . . . . . . . . . . . . . . . . . . . . . . . . .               3.5       3.5
  Other, net (1) . . . . . . . . . . . . . . . . . . . . . . .               2.3     (30.5)
                                                                         -----------------
  TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
    LIMITED RECOURSE AT SEPTEMBER 30 . . . . . . . . . . . . .             123.3     130.5
                                                                         -----------------
  TOTAL CREDIT LOSS RESERVES AT SEPTEMBER 30 . . . . . . . . .           $ 587.0   $ 582.2
                                                                         =================
  Total credit loss reserves for owned receivables at September 30:
    Finance and Banking. . . . . . . . . . . . . . . . . . . .           $ 305.6   $ 265.8
    Liquidating Commercial Lines . . . . . . . . . . . . . . .             158.1     185.9
                                                                         -----------------
  TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30       $ 463.7   $ 451.7
                                                                         =================
  Total credit loss reserves for managed receivables at September 30:
    Finance and Banking. . . . . . . . . . . . . . . . . . . .           $ 428.9   $ 396.3
    Liquidating Commercial Lines . . . . . . . . . . . . . . .             158.1     185.9
                                                                         -----------------
  TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT SEPTEMBER 30     $ 587.0   $ 582.2
                                                                         =================

  (1) 1993 amounts include the transfer, from serviced with limited recourse to owned, of credit loss reserves associated with the return of receivables to the owned portfolio upon the culmination of a securitization transaction.

6.INCOME TAXES
  ------------
  Effective tax rates for the nine months ended September 30, 1994 and 1993 of 32.7 and 32.0 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) amortization of intangible assets, (b) state and local income taxes, (c) dividends received deduction applicable to term preferred stocks, (d) leveraged lease tax benefits, (e) reduction of noncurrent tax requirements and in 1993 (f) foreign loss carryforwards.

  In the third quarter of 1993, new Federal tax legislation was enacted which resulted in the statutory income tax rate being increased from 34 percent to 35 percent retroactive to January 1, 1993. The effect of the new tax legislation was recorded as a year-to-date adjustment at September 30, 1993.

7.LEASES AND OTHER SIMILAR ARRANGEMENTS
  -------------------------------------
  In the fourth quarter of 1991, the company purchased credit card receivables of approximately $1 billion from CoreStates Financial Corporation. In connection with that purchase, an unaffiliated third party acquired the rights to the account relationships associated with the receivables and entered into an agreement to license these rights to the company. In the second quarter of 1994, the company terminated the license agreement and acquired these account relationships resulting in an increase of approximately $140 million in acquired intangibles.

8.TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
  -----------------------------------------------
  In September 1992, Household International entered into a strategic alliance with General Motors Corporation to issue the General Motors credit card ("GM Card"). Through May 31, 1994, an affiliate of the company was designated as the issuer of the GM Card. On June 1, 1994 Household International designated a subsidiary of the company as the issuer of GM Card accounts to customers who previously did not have an account with the affiliate.

  HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $536.6 million at September 30, 1994 compared to $361.7 million at December 31, 1993. Advances from parent company and affiliates, which are included in other liabilities, were $2.0 million at both September 30, 1994 and December 31, 1993. Net interest income on these affiliated balances was $18.6 and $12.0 million for the nine months ended September 30, 1994 and 1993, respectively.

2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

  Consolidated Results of Operations
  ----------------------------------
  Net income for the third quarter and first nine months of 1994 was $66.5 and $181.6 million, up 32 percent from $50.2 million and 22 percent from $149.2 million in 1993. The improvements in consolidated net income for both periods primarily were due to increased earnings in the Finance and Banking and Individual Life segments. In addition, net income for both periods benefited from reduced losses in the Liquidating Commercial Lines ("LCL") segment.

  During the third quarter and first nine months of 1994, the company's operations, financial position and profitability were affected by the following:

  - The domestic private-label credit card and bankcard businesses had improved operating results in both the third quarter and first nine months of 1994 over the year-ago periods. Private-label credit card results increased primarily due to growth in the managed portfolio. Bankcard operating results were better than the year-ago periods primarily due to higher provisions in 1993 related to the strengthening of credit loss reserves. Domestic consumer finance earnings for the first nine months of 1994 increased over the same 1993 period primarily due to higher net interest margin, increased servicing fee income and lower credit costs. In the third quarter of 1993, the company began servicing without recourse an unsecured consumer loan portfolio which totaled approximately $.8 billion at September 30, 1994.

  - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was
     3.85 percent, down from 3.95 percent at June 30, 1994 and 4.63 percent at September 30, 1993. The annualized total consumer managed chargeoff ratio in the third quarter of 1994 decreased to
     3.02 percent compared to 3.38 percent in the second quarter and
     3.56 percent in the year-ago quarter.

  - Assets totaled $21.9 billion at September 30, 1994, up 10 percent from year-end 1993. Assets of the Core Business were $20.6 billion at quarter end, up from the year-end 1993 level of $18.3 billion. The increase was primarily attributable to growth in the owned Finance and Banking receivable portfolio, particularly in home equity loans and all unsecured products. Total managed assets (owned assets plus receivables serviced with limited recourse) were $28.4 billion at September 30, 1994, up 5 percent from $27.0 billion at December 31, 1993.

     The company's debt to equity ratio was 6.23 at September 30, 1994 compared to 6.22 at December 31, 1993. These ratios were affected by the adoption of Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholder's equity. The rise in interest rates in the first nine months of the year resulted in a net unrealized loss of $70.3 million at September 30, 1994 in the company's available-for-sale investment portfolio and a corresponding reduction in shareholder's equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, the unrealized loss does not reflect the change in the economic value of shareholder's equity due to higher interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the reduction in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholder's equity, the debt to equity ratio was 6.02 at September 30, 1994, compared to 6.34 at December 31, 1993.

  Consolidated Credit Loss Reserves
  ---------------------------------
  The company's credit portfolios and credit management policies have historically been divided into two distinct components - consumer and commercial. For consumer products, credit policies require effective portfolio management focusing on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored by individual transaction as well as being evaluated by overall risk factors. See Note 3, "Finance and Banking Receivables" and Note 4, "Liquidating Commercial Assets" in the accompanying financial statements for receivables by product type.

  Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

  -------------------------------------------------------------------------------------
                                September 30,     June 30,  December 31,  September 30,
                                         1994         1994          1993           1993
  -------------------------------------------------------------------------------------
  Finance and Banking:
    Owned. . . . . . . . . . . . . .   $305.6       $274.7        $279.8         $265.8
    Serviced with limited recourse .    123.3        133.4         134.5          130.5
                                       ------------------------------------------------
    Managed. . . . . . . . . . . . .    428.9        408.1         414.3          396.3
  Liquidating Commercial Lines . . .    158.1        165.0         172.9          185.9
                                       ------------------------------------------------
  Total. . . . . . . . . . . . . . .   $587.0       $573.1        $587.2         $582.2
                                       ================================================

  Consumer credit loss reserves as a percent of managed delinquency were 65.5 percent at September 30, 1994, up from 63.9 percent at June 30, 1994 and 54.6 percent at September 30, 1993. Despite the decline in consumer delinquencies in the quarter, the company continued to strengthen its consumer credit loss reserves due to growth in unsecured products, which due to their nature, have higher risk.

  Reserves for LCL receivables were down slightly during the quarter due to improvements in the portfolio. LCL credit loss reserves at September 30, 1994 as a percent of both LCL receivables and nonperforming loans increased over December 31, 1993 and September 30, 1993 levels.

  Total owned and managed credit loss reserves as a percent of receivables were as follows:

  -------------------------------------------------------------------------------------
                               September 30,     June 30,  December 31,   September 30,
                                        1994         1994          1993            1993
  -------------------------------------------------------------------------------------
  Owned:
    Finance and Banking. . . . . .      2.89%        2.92%         3.12%           3.01%
    Liquidating Commercial Lines .     16.96        16.47         14.53           13.90
                                       ------------------------------------------------
  Total owned. . . . . . . . . . .      4.03%        4.22%         4.46%           4.44%
                                       ================================================
  Managed:
    Finance and Banking. . . . . .      2.51%        2.51%         2.57%           2.49%
    Liquidating Commercial Lines .     16.96        16.47         14.53           13.90
                                       ------------------------------------------------
  Total managed. . . . . . . . . .      3.26%        3.32%         3.40%           3.37%
                                       ================================================

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

  FINANCE AND BANKING
  -------------------
  Statements of Income

  ---------------------------------------------------------------------------------------------------
                                                              Nine Months Ended    Three Months Ended
                                                                  September 30,         September 30,
  All dollar amounts are stated in millions.                    1994       1993       1994       1993
  ---------------------------------------------------------------------------------------------------
  Finance income . . . . . . . . . . . . . . . . . . . .   $ 1,035.1  $   893.6  $   363.1  $   302.6
  Interest income from noninsurance investment securities       28.3       30.9       10.3       11.4
  Interest expense . . . . . . . . . . . . . . . . . . .       395.5      331.8      149.7      113.8
                                                           ------------------------------------------
  Net interest margin. . . . . . . . . . . . . . . . . .       667.9      592.7      223.7      200.2
                                                           ------------------------------------------
  Securitization and servicing fee income. . . . . . . .       265.3      291.2       92.9      103.7
  Insurance premiums and contract revenues . . . . . . .        95.0       87.4       33.3       33.2
  Investment income. . . . . . . . . . . . . . . . . . .         9.5        8.5        2.6        2.8
  Fee income . . . . . . . . . . . . . . . . . . . . . .        57.3       40.6       21.8       15.5
  Other income . . . . . . . . . . . . . . . . . . . . .        28.6       45.7       16.6       11.9
                                                           ------------------------------------------
  Other revenues . . . . . . . . . . . . . . . . . . . .       455.7      473.4      167.2      167.1
                                                           ------------------------------------------
  Net interest margin and other revenues . . . . . . . .     1,123.6    1,066.1      390.9      367.3
                                                           ------------------------------------------
  Provision for credit losses on owned receivables . . .       303.4      298.5      117.9      101.7
                                                           ------------------------------------------
  Costs and expenses:
    Operating expenses . . . . . . . . . . . . . . . . .       558.9      528.3      183.3      176.7
    Policyholders' benefits. . . . . . . . . . . . . . .        43.6       47.2       15.2       18.7
    Income taxes . . . . . . . . . . . . . . . . . . . .        68.3       58.9       23.7       22.9
                                                           ------------------------------------------
  Net income . . . . . . . . . . . . . . . . . . . . . .   $   149.4  $   133.2  $    50.8  $    47.3
                                                           ==========================================
  Average receivables:
    Owned. . . . . . . . . . . . . . . . . . . . . . . .   $ 9,601.5  $ 8,314.3  $10,000.8  $ 8,411.2
    Serviced with limited recourse . . . . . . . . . . .     6,657.9    7,615.4    6,656.6    7,448.7
                                                           ------------------------------------------
  Average receivables managed. . . . . . . . . . . . . .    16,259.4   15,929.7   16,657.4   15,859.9
  Serviced with no recourse. . . . . . . . . . . . . . .     1,406.9      779.8    1,215.7    1,576.2
                                                           ------------------------------------------
  Average receivables owned or serviced. . . . . . . . .   $17,666.3  $16,709.5  $17,873.1  $17,436.1
                                                           ==========================================
  Return on average owned assets - annualized. . . . . .        1.63%      1.61%      1.57%      1.62%
                                                           ==========================================

  ---------------------------------------------------------------------------------------------------
                                                                  September 30,          December 31,
                                                                           1994                  1993
  ---------------------------------------------------------------------------------------------------
  End-of-period receivables:
    Owned. . . . . . . . . . . . . . . . . . . . . . . .              $10,566.7             $ 8,959.9
    Serviced with limited recourse . . . . . . . . . . .                6,530.5               7,131.1
                                                                      -------------------------------
  Receivables managed. . . . . . . . . . . . . . . . . .               17,097.2              16,091.0
  Serviced with no recourse. . . . . . . . . . . . . . .                1,098.8               1,649.5
                                                                      -------------------------------
  Receivables owned or serviced. . . . . . . . . . . . .              $18,196.0             $17,740.5
                                                                      ===============================
  /TABLE

  Overview
  --------
  Finance and Banking earnings for the third quarter and first nine months of 1994 increased to $50.8 and $149.4 million, up from $47.3 and $133.2 million in the year-ago periods primarily due to improved operating results in the private-label credit card and bankcard businesses as discussed earlier. Earnings for the domestic consumer finance business were up for the first nine months of 1994 compared to the same 1993 period but were down slightly in the 1994 third quarter compared to 1993.

  Receivables
  -----------
  Receivables owned totaled $10.6 billion at September 30, 1994, up 18 percent from December 31, 1993 and up 20 percent from September 30, 1993. The level of owned receivables from quarter to quarter may vary depending on the timing and significance of securitization transactions in a particular period. In the first nine months of 1994, the company completed securitizations and sales of approximately $730 million of home equity receivables. In the third quarter of 1994, the company entered into an agreement to underwrite first mortgage receivables and service them with limited recourse. This portfolio totaled $150 million at September 30, 1994.

  Managed Finance and Banking receivables (owned receivables plus those serviced with limited recourse) of the company's consumer businesses totaled $16.4 billion, up 6 percent from year end and 8 percent from third quarter 1993 levels. Growth in the first nine months of 1994 was impacted by higher than anticipated prepayment activity in the home equity portfolio.

  Net interest margin
  -------------------
  Net interest margin was $223.7 and $667.9 million for the third quarter and first nine months of 1994, up from $200.2 and $592.7 million in the same year-ago periods due to higher levels of interest-earning assets and a shift in product mix towards higher yielding bankcard, private-label credit card and other unsecured receivables. This improvement, however, was partially offset by higher funding costs.

  Due to growth in securitized assets over the past several years, the comparability of net interest margin between periods may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in the portfolio, net interest income is shifted to securitization and servicing fee income. Net interest margin in the third quarter on an owned basis as a percent of average owned interest-earning assets, annualized, was 8.48 percent compared with 8.67 percent in the prior quarter and 9.01 percent in the third quarter of 1993. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in portfolio, was $334.8 and $1,007.2 million for the third quarter and first nine months of 1994, compared to $324.9 and $1,008.0 million in the same periods of 1993, and as a percent of average managed interest-earning assets, annualized, was 7.78 percent in the third quarter of 1994 compared with 7.87 percent in the prior quarter and 7.96 percent in the same year-ago quarter.
  Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

  Other revenues
  --------------
  Securitization and servicing fee income consists of two components: income associated with the securitization and sale of receivables and servicing fee income related to the servicing of unsecured receivables. Securitization income for the third quarter and first nine months of 1994 decreased compared to the same year-ago periods due to a lower level of securitized receivables outstanding. Securitization income as a percent of average receivables serviced with limited recourse, annualized, was 4.46 and 4.33 percent in the third quarter and first nine months of 1994, compared to 5.06 and
  5.02 percent in the same periods in 1993. This decrease was primarily due to a shift in the mix of the serviced with limited recourse portfolio towards lower-yielding home equity receivables.

  Servicing fee income increased in the third quarter and first nine months of 1994 despite a decrease in average receivables serviced with no recourse to $1.2 billion in the third quarter of 1994 from $1.6 million in the same period in 1993. The increase in servicing fee income was due to a change in the composition of the serviced portfolio. In the third quarter of 1993, the company began servicing an unsecured consumer loan portfolio without recourse which provided a higher servicing fee. This portfolio totaled $.8 billion at September 30, 1994. Servicing fee income also benefited from the acquisition of purchased mortgage servicing rights from an affiliate in the fourth quarter of 1993.

  Insurance premiums and contract revenues increased from the first nine months of 1993 due to higher sales of specialty and credit insurance.

  Fee income includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $21.8 and $57.3 million for the third quarter and first nine months of 1994, up from $15.5 and $40.6 million in the same periods in the prior year primarily due to interchange and other fees related to growth in owned bankcard and private-label credit card receivables.

  Expenses
  --------
  Operating expenses, which the company defines as salaries and fringe benefits plus other operating expenses, were $183.3 and $558.9 million for the third quarter and first nine months of 1994, up from $176.7 and $528.3 million in the same periods of 1993. Operating expenses in the 1994 third quarter were slightly below both the first and second quarters of 1994. The increases in 1994 over the comparable 1993 periods were primarily due to increased costs associated with servicing a larger owned or serviced receivables portfolio.

  The effective tax rate for the Finance and Banking segment was 31.8 and 31.4 percent, compared to 32.6 and 30.7 percent in the third quarter and first nine months of 1993. The 1993 effective tax rates both included the impact of a retroactive year to date increase in the Federal statutory tax rate from 34 percent to 35 percent.

  Credit Quality
  --------------
  Overall credit quality statistics of the Finance and Banking portfolio improved in the third quarter of 1994, as delinquency and chargeoff levels continued to decline.

  Delinquency
  -----------
  Delinquency levels are monitored for both receivables owned and receivables managed. The company looks at delinquency levels which include receivables serviced with limited recourse because this portfolio is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

  Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
  ----------------------------------------------------------------------
                            9/30/94  6/30/94  3/31/94  12/31/93  9/30/93
  ----------------------------------------------------------------------
  Domestic:
    Home equity. . . . . .     2.84%    2.98%    3.32%     3.37%    3.62%
    Other secured. . . . .     1.18     3.22     1.25      2.22     3.41
    Bankcard . . . . . . .     3.18     3.40     3.52      3.61     3.87
    Merchant participation     5.03     4.53     5.02      5.01     5.43
    Other unsecured. . . .     6.00     6.42     6.97      7.19     7.70
                               -----------------------------------------
  Total domestic . . . . .     3.77     3.85     4.14      4.21     4.51
                               -----------------------------------------
  Foreign:
    Australia. . . . . . .     6.84     7.43     7.98      8.93     9.59
                               -----------------------------------------
  Total. . . . . . . . . .     3.85%    3.95%    4.24%     4.33%    4.63%
                               =========================================

  Delinquency as a percent of managed consumer receivables decreased from both the prior quarter and prior year levels. The decline in the delinquency ratio was driven by improvements in the home equity and other unsecured products, which were partially offset by an increase in merchant participation delinquencies. These improvements were primarily due to growth of higher quality receivables which were recently underwritten, resulting from tighter underwriting standards instituted in the early 1990's. The bankcard delinquency ratio benefited from the issuance of the GM Card since June 1994, as new accounts were added to the receivables base but had not yet contributed to delinquency. Excluding the impact of the GM Card program, bankcard delinquencies were 3.37 percent compared to 3.41 percent in the prior quarter.

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

  Nonperforming Assets
  --------------------

  Nonperforming assets consisted of the following:
  -----------------------------------------------------------------------------------------
  In millions.                             9/30/94   6/30/94   3/31/94   12/31/93   9/30/93
  -----------------------------------------------------------------------------------------
  Nonaccrual managed receivables            $301.6    $306.2    $335.7     $340.9    $365.5
  Accruing managed receivables 90 or more
    days delinquent. . . .                   135.3     133.5     140.1      148.8     154.9
                                            -----------------------------------------------
  Total nonperforming managed receivables    436.9     439.7     475.8      489.7     520.4
                                            -----------------------------------------------
  Real estate owned. . . .                    76.6      72.8      78.0       89.0      92.4
  Other assets acquired through
    foreclosure. . . . . .                    58.1      79.8      81.3       82.9      84.4
                                            -----------------------------------------------
  Total nonperforming assets                $571.6    $592.3    $635.1     $661.6    $697.2
                                            ===============================================
  Credit loss reserves for managed
    receivables as a percent of
    nonperforming managed receivables         98.2%     92.8%     86.9%      84.6%     76.2%

  Nonperforming managed receivables
    as a percent of total managed
    receivables. . . . . .                     2.6       2.7       3.0        3.0       3.3
                                             ----------------------------------------------

  Total nonperforming managed Finance and Banking assets declined from the prior quarter due to the reduction in other assets acquired through foreclosure as a result of a cash settlement received from a previous borrower.

  Net Chargeoffs of Consumer Receivables
  --------------------------------------

  Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables managed):
  -------------------------------------------------------------------------
                              Third    Second     First    Fourth     Third
                            Quarter   Quarter   Quarter   Quarter   Quarter
                               1994      1994      1994      1993      1993
  -------------------------------------------------------------------------
  Domestic:
    Home equity. . . . . .     1.03%     1.43%     1.29%     1.26%      .89%
    Other secured. . . . .      .82       .13         -      1.02      9.72
    Bankcard . . . . . . .     4.78      5.26      5.74      5.90      6.01
    Merchant participation     3.91      3.83      3.91      4.26      4.44
    Other unsecured. . . .     4.81      5.52      5.65      5.89      6.36
                               --------------------------------------------
  Total domestic . . . . .     3.04      3.37      3.44      3.54      3.58
                               --------------------------------------------
  Foreign:
    Australia. . . . . . .     2.24      3.72      2.74      3.77      2.61
                               --------------------------------------------
  Total. . . . . . . . . .     3.02%     3.38%     3.42%     3.55%     3.56%
                               ============================================

  Net chargeoffs as a percent of average managed consumer receivables for the 1994 third quarter decreased compared to both the second quarter and the year-ago quarter. Net chargeoffs on a dollar basis in the third quarter were $120.3 million, compared to $130.3 million in the second quarter of 1994. Improvements in home equity, bankcard and other unsecured portfolios were due to the favorable performance of recently underwritten receivables. The bankcard chargeoff ratio also benefited from the GM Card receivables as new accounts were added to the receivables base but had not yet contributed to chargeoffs. Excluding the impact of the GM Card program, bankcard and overall chargeoffs for the quarter would have been 4.94 and 3.04 percent, respectively.

  Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. As previously discussed, overall delinquency levels have continued to decline. The decline has been a result of better economic conditions and the effect of the company's strategy to improve overall credit quality by tightened underwriting standards. The company expects that chargeoff trends will continue to follow the downward trend in consumer delinquency. However, future improvement in chargeoff trends may be impacted by factors such as a shift in product mix, economic conditions and the impact of personal bankruptcies. Consequently, the extent and timing of improvements in the chargeoff trend remains uncertain.

  INDIVIDUAL LIFE INSURANCE
  -------------------------
  Individual Life Insurance net income was $17.4 and $39.7 million in the third quarter and first nine months of 1994, up from $13.5 and $35.0 million in the prior year periods.

  Statements of Income

  --------------------------------------------------------------------------------
                                             Nine Months Ended  Three Months Ended
                                                 September 30,       September 30,
  All dollar amounts are stated in millions.      1994    1993        1994    1993
  --------------------------------------------------------------------------------
  Investment income. . . . . . . . . . . . .    $372.1  $413.4      $124.5  $150.3
  Contract revenues. . . . . . . . . . . . .      62.7    94.8       (11.4)   33.6
                                                ----------------------------------
  Total revenues . . . . . . . . . . . . . .     434.8   508.2       113.1   183.9
  Costs and expenses:
    Policyholders' benefits. . . . . . . . .     285.3   341.3        65.5   115.0
    Operating expenses . . . . . . . . . . .      87.6   111.5        20.4    46.4
    Income taxes . . . . . . . . . . . . . .      22.2    20.4         9.8     9.0
                                                ----------------------------------
  Net income . . . . . . . . . . . . . . . .    $ 39.7  $ 35.0      $ 17.4  $ 13.5
                                                ==================================
  Return on average assets - annualized. . .       .75%    .75%        .97%    .87%
                                                ==================================

  --------------------------------------------------------------------------------
                                                  September 30,       December 31,
                                                           1994               1993
  --------------------------------------------------------------------------------
  Investment securities. . . . . . . . . . .          $ 6,578.3          $ 6,358.0
  Life insurance in-force. . . . . . . . . .           34,882.8           32,371.6
                                                      ============================

  Investment securities for the Individual Life Insurance segment totaled $6.6 billion, up from both the June 30, 1994 and December 31, 1993 levels. The Individual Life Insurance portfolio represented approximately 93 percent of the company's total investment portfolio at September 30, 1994. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7.3 percent of the insurance investment portfolio at September 30, 1994,compared to 6.9 percent at June 30, 1994 and 7.0 percent at December 31, 1993.

  At September 30, 1994 the market value for the insurance held-to-maturity investment portfolio was 103 percent of the carrying value compared to 102 percent at June 30, 1994 and 108 percent at December 31, 1993. The decrease in market value over book value during the first nine months of 1994 was mainly the result of the rising interest rate environment. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and may sell securities in an attempt to maximize its capital position.

  Investment income in the third quarter and first nine months of 1994 was $124.5 and $372.1 million, down compared with the year-ago periods due to lower yields on investment securities and lower gains resulting from fewer sales of available-for-sale investment securities in 1994.

  In the third quarter of 1994, the company ceded a line of life insurance business under an assumption agreement, and as a result, both contract revenues and policyholders' benefits were reduced by $47.8 million. This represented the amount of claim reserves on the ceded policies which were transferred to the new insurer. Excluding the impact of this transaction, contract revenues in both periods increased due to higher levels of insurance in-force, and policyholders' benefits for both periods decreased due to lower interest credited to policyholders caused by lower yields on investment securities.

  Operating expense in the third quarter and first nine months was down compared to the year-ago periods due to lower amortization of deferred insurance policy acquisition costs ("DAC") resulting from lower investment income and from the periodic reevaluation of the asset carrying value.

  The effective tax rate was 36.0 and 35.9 percent for the third quarter and first nine months of 1994, respectively, compared to
  40.0 and 36.8 percent in the respective periods of 1993. The 1993 effective tax rates included a retroactive, year to date adjustment in the Federal statutory tax rate from 34 percent to 35 percent.

  LIQUIDATING COMMERCIAL LINES
  ----------------------------
  The net loss for the Liquidating Commercial Lines segment was $1.7 and $7.5 million in the third quarter and first nine months of 1994 compared to a net loss of $10.6 and $19.0 million in the same period in 1993.

  Statements of Operations
  ----------------------------------------------------------------------------
                                       Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
  In millions.                            1994      1993        1994      1993
  ----------------------------------------------------------------------------
  Net interest margin. . . . . . . .  $   24.9  $   45.6      $  5.9  $   22.6
  Other revenues . . . . . . . . . .      15.2       9.7         2.7       7.0
                                      ----------------------------------------
  Net interest margin and other revenues  40.1      55.3         8.6      29.6
  Provision for credit losses. . . .      40.6      72.0         8.1      43.9
  Operating expenses . . . . . . . .       9.3      11.3         3.1       1.6
  Income tax benefit . . . . . . . .      (2.3)     (9.0)        (.9)     (5.3)
                                      ----------------------------------------
  Net loss . . . . . . . . . . . . .  $   (7.5) $  (19.0)     $ (1.7) $  (10.6)
                                      ========================================
  Average receivables owned. . . . .  $1,056.3  $1,474.7      $958.5  $1,400.8
                                      ========================================

  Net interest margin for the third quarter and first nine months of 1994 decreased compared to the prior year periods primarily due to lower asset levels. The 1993 third quarter and nine month amounts included gains on terminating debt and related hedges associated with assets which were liquidated. Increased other revenues in the first nine months of 1994 primarily related to the company's 25 percent equity investment in a commercial joint venture. Other revenues for the 1994 third quarter were lower than the prior year primarily due to lower revenues resulting from lower asset levels in this joint venture. Provisions for credit losses were $8.1 and $40.6 million, down from $43.9 and $72.0 million in both respective periods of 1993. The 1993 quarter and year-to-date provisions reflected chargeoffs of $37 million taken during the 1993 third quarter in connection with a cash settlement on the company's largest credit exposure at that time. See pages 12 and 13 in Management's Discussion and Analysis on Consolidated Credit Loss Reserves for factors impacting overall loss reserve levels. Operating expenses were $3.1 and $9.3 million in the third quarter and first nine months of 1994, respectively, up from $1.6 million but down from $11.3 million in the year-ago periods. The decrease from the prior year nine month amount was principally due to lower write-downs and net expenses for real estate owned.

  Commercial Nonperforming Loans and Real Estate Owned:
  -------------------------------------------------------------------------------------
  In millions.                             9/30/94  6/30/94  3/31/94  12/31/93  9/30/93
  -------------------------------------------------------------------------------------
  Real estate nonaccrual . . . . . . . .    $ 48.5   $ 47.7   $ 49.3    $ 54.8   $ 79.6
  Other nonaccrual . . . . . . . . . . .      74.4    114.8    151.1     173.9    164.1
                                            -------------------------------------------
  Total nonaccrual . . . . . . . . . . .     122.9    162.5    200.4     228.7    243.7
  Renegotiated . . . . . . . . . . . . .      44.9     28.5     29.2      28.7     17.3
                                            -------------------------------------------
  Total nonperforming loans. . . . . . .     167.8    191.0    229.6     257.4    261.0
  Real estate owned. . . . . . . . . . .     241.7    244.2    249.7     256.6    262.2
                                            -------------------------------------------
  Total. . . . . . . . . . . . . . . . .    $409.5   $435.2   $479.3    $514.0   $523.2
                                            ===========================================
  Credit loss reserves as a percent of
    nonperforming loans. . . . . . . . .      94.2%    86.4%    74.4%     67.2%    71.2%
                                            -------------------------------------------

  The company expects the longer term downward trend in nonperforming loans to continue, although it may stabilize in the near future before decreasing. In addition, comparisons between periods may be impacted by individual transactions which mask the overall trend. The company continues to estimate its ultimate loss exposure on nonperforming loans based on performance and specific reviews of individual loans and its outlook for economic conditions. Because the portfolio consists of a number of loans with relatively large balances, changes in individual borrower circumstances which currently are unforeseen have the potential to change the estimate of ultimate loss exposure in the future.

  To preserve value in liquidating the real estate owned portfolio over time, the company has segregated its portfolio into two categories. Properties in weak markets or with poor cash flows, which have been written down an average of 50 percent, represented 17 percent of the commercial real estate owned portfolio at September 30, 1994. Properties with positive and/or improved cash flows and in markets which, the company believes, have potential for improvement are being held for sale at prices which reflect this value. Subsequent to September 30, 1994, the company sold, for cash, several real estate owned properties with a net book value of $37 million to a joint venture in which the company will maintain a 50 percent ownership interest. The properties were sold to the joint venture without recourse. In addition, the company also sold to a third party, for cash, another real estate owned property with a net book value of $19.4 million. The company will have no continuing interest in this property. These sales will have no impact on the operating results of this segment. Revenues on all commercial real estate properties, net of write-downs and carrying costs, were $.9 million in the third quarter of 1994 compared to $1.6 million in the same period in 1993.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred
             Stock Dividends.

       27    Financial Data Schedule.

  (b)  Reports on Form 8-K

       During the third quarter of 1994, the Registrant filed a Current Report on Form 8-K dated September 16, 1994, reporting pursuant to Item 5, "Other Events" supplementary financial information for Household Finance Corporation as of and for the years ended December 31, 1993, 1992, and 1991.

                          SIGNATURE
                          ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD FINANCE CORPORATION
                              -----------------------------
                              (Registrant)


Date:  November 14, 1994      By:  /s/ David A. Schoenholz
       -----------------      ----------------------------
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

27   Financial Data Schedule.