Form 10-K405
HOUSEHOLD FINANCE CORP
filed 1995-03-24
CIK 48681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                            ON WHICH REGISTERED
------------------------------------------------------------------  ------------------------
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

     AS OF MARCH 15, 1995, THERE WERE 1,000 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, ALL OF WHICH ARE OWNED BY HOUSEHOLD INTERNATIONAL, INC.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOUSEHOLD FINANCE CORPORATION

                                    PART I.

ITEM 1. BUSINESS.

     Household Finance Corporation ("HFC" or the "Company") is a subsidiary of Household International, Inc. ("Household International"). HFC and its subsidiaries offer a diversified range of financial services. The principal products of HFC's consumer financial services business are cash loans, including home equity loans secured by first and second mortgages and unsecured credit advances (including revolving and closed-end personal loans) to middle-income consumers in the United States. Loans are made through branch lending offices and through direct marketing efforts. In 1992, HFC launched a new portfolio acquisition business. At December 31, 1994, such business serviced approximately $2 billion in receivables. The Company believes that the portfolio acquisition business provides an additional source for developing new customer relationships.

     Through banking subsidiaries located in Salinas, California; Wood Dale, Illinois and Las Vegas, Nevada, the Company issues both VISA* and MasterCard* credit cards, including the GM CardSM issued from its Las Vegas, Nevada banking subsidiary. The GM Card is a general-purpose credit card which allows the users thereof to earn credit toward the purchase of new General Motors vehicles. These banks engage only in consumer credit card operations.

     Household Retail Services ("HRS") is a revolving credit merchant participation business. Through subsidiaries of HFC, HRS provides sales financing and purchases, originates and services merchants' private-label revolving charge accounts. During 1994, portions of HRS' operations began to be integrated into Household Credit Services (the tradename used for marketing bankcards issued by various financial institutions affiliated with Household International) in order to reduce costs and better utilize Household International's resources.

     In conjunction with its consumer finance operations and where applicable laws permit, HFC makes available to customers credit life, credit accident and health, and household contents insurance. Credit life and credit accident and health insurance are generally written directly by, or reinsured with, HFC's insurance subsidiary, Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"). Alexander Hamilton is also engaged in the sale of ordinary life, annuity, and specialty insurance products to the general public through approximately 10,600 independent agents throughout the United States.

     HFC also is engaged in commercial finance involving leveraged leases, privately placed, limited term preferred stocks, and selected commercial financing of equipment or property. At December 31, 1991 the Company discontinued lending in certain commercial product lines. The assets and results of operations related to such product lines were reported in prior years in a separate segment called Liquidating Commercial Lines ("LCL"). Because of the reduced size and potential loss exposure, the Company has eliminated reporting LCL as a separate segment and has combined the results of operations of LCL assets with the results of the Finance and Banking segment. See "Management's Discussion and Analysis" on pages 2 and 3 for further discussion of commercial product lines.

ITEM 2. PROPERTIES.

     Substantially all of HFC's branch office and headquarters space is rented with the exception of its corporate headquarters in Prospect Heights, Illinois; Alexander Hamilton's headquarters in Farmington Hills, Michigan; and administration buildings in Northbrook, Illinois; Salinas, California and Las Vegas, Nevada.

ITEM 3. LEGAL PROCEEDINGS.

     There is no litigation pending which management and counsel for the Company consider to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

---------------
* VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International Incorporated, respectively.

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

     During 1994 HFC paid cash dividends on its common stock to Household International totaling $115.0 million. During 1993 HFC did not pay cash dividends on its common stock. In addition, HFC paid cash dividends on its preferred stock totaling $7.2 and $8.7 million in 1994 and 1993, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS SEGMENT DATA

     As described below, the Company recharacterized its business segment data in 1994.

     As of December 31, 1991, Household Finance Corporation decided to withdraw from the higher-risk portion of its commercial finance business by discontinuing selected product lines. The assets and results of operations related to these product lines were reported in prior years in a separate segment called Liquidating Commercial Lines ("LCL"). The assets were separately managed and had a risk profile that was significantly higher than the Company's Finance and Banking receivables. LCL assets of approximately $2.1 billion at December 31, 1991 and $1.6 billion at December 31, 1993 have been reduced to about $700 million at December 31, 1994. Nonperforming LCL assets of nearly $700 million at December 31, 1991 and $514 million at December 31, 1993 have been reduced to $205 million at December 31, 1994. Credit loss reserves as a percent of nonperforming LCL loans at December 31, 1994 were 94.9 percent.

     In 1994 commercial real estate properties totaling approximately $120 million were sold at net book value. In addition, in the fourth quarter the Company formed a joint venture, maintaining a 50 percent ownership interest, and entered into an agreement to sell to the venture on a non-recourse basis performing commercial receivables with a net book value of $398 million, $193 million of which were previously classified as LCL assets. These assets have been separately disclosed as Assets Pending Sale in the accompanying Balance Sheet at December 31, 1994. The joint venture received commitments for third-party, non-recourse financing to complete the transaction, which is scheduled to close in the first quarter of 1995.

     Because of the reduced size and potential loss exposure, the Company eliminated reporting the separate LCL segment in the accompanying financial statements. Results of operations of these discontinued product lines have been combined with the results of the Finance and Banking segment. These reclassifications streamline reporting results of operations and more accurately reflect the Company's business.

     To better analyze financial condition and results of operations and related trends, earnings and selected balance sheet data for years prior to 1994 have been reclassified to reflect the combination of LCL activities into the Finance and Banking segment. The Company's results of operations are now reported in two segments -- Finance and Banking and Individual Life Insurance. Net income and assets of these segments were as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                             -------------------------------------
                                                               1994          1993          1992
                                                             ---------     ---------     ---------
                                                               (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                           MILLIONS)
Net Income:
  Finance and Banking.....................................   $   205.3     $   175.2     $   197.8
  Individual Life Insurance...............................        51.1          45.2          41.7
                                                             ---------     ---------     ---------
     Total................................................   $   256.4     $   220.4     $   239.5
                                                              ========      ========      ========
Return on Average Common Shareholder's Equity(1)(2).......       13.37%        13.80%        16.13%
Return on Average Owned Assets............................        1.22          1.16          1.30
Efficiency Ratio(3).......................................        52.2          50.1          51.7


                                                                        AT DECEMBER 31
                                                             -------------------------------------
                                                               1994          1993          1992
                                                             ---------     ---------     ---------
                                                                         (IN MILLIONS)
Assets:
  Finance and Banking.....................................   $13,570.0     $12,891.2     $12,220.2
  Individual Life Insurance...............................     7,441.4       6,959.0       5,926.2
                                                             ---------     ---------     ---------
     Total................................................   $21,011.4     $19,850.2     $18,146.4
                                                              ========      ========      ========

     Pro forma segment information for 1992 through 1994, assuming such reclassifications had not been made, were as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                               -----------------------------------
                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                          (IN MILLIONS)
Net Income:
  Finance and Banking.......................................   $   213.1    $   196.7    $   210.1
  Liquidating Commercial Lines..............................        (7.8)       (21.5)       (12.3)
                                                               ---------    ---------    ---------
  Subtotal..................................................       205.3        175.2        197.8
  Individual Life Insurance.................................        51.1         45.2         41.7
                                                               ---------    ---------    ---------
     Total(4)...............................................   $   256.4    $   220.4    $   239.5
                                                                ========     ========     ========



                                                                         AT DECEMBER 31
                                                               -----------------------------------
                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                          (IN MILLIONS)
Assets:
  Finance and Banking.......................................   $12,870.7    $11,335.5    $10,369.0
  Liquidating Commercial Lines..............................       699.3      1,555.7      1,851.2
                                                               ---------    ---------    ---------
  Subtotal..................................................    13,570.0     12,891.2     12,220.2
  Individual Life Insurance.................................     7,441.4      6,959.0      5,926.2
                                                               ---------    ---------    ---------
     Total..................................................   $21,011.4    $19,850.2    $18,146.4
                                                                ========     ========     ========

---------------
(1) Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115") and has included unrealized holding gains and losses on available-for-sale investments as a net amount in a separate component of common shareholder's equity, net of income taxes and, for certain investments of the life insurance operation, related unrealized deferred insurance policy acquisition cost adjustments. The 1994 return on average common shareholder's equity ratio was 13.12 percent before the market value adjustment. The 1993 return on average common shareholder's equity ratio was not materially impacted by the adoption of FAS No. 115.
(2) The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109") effective January 1, 1993. As a result of implementing FAS No. 109, retained earnings for all periods prior to December 31, 1993 have been reduced by approximately $62 million from the amounts previously reported.
(3) Ratio of salaries and fringe benefits and other operating expenses to net interest margin and other revenues less policyholders' benefits.
(4) Core earnings, as previously defined, included operating results of the Finance and Banking and Individual Life Insurance segments. Such earnings were $264.2, $241.9 and $251.8 million for 1994, 1993 and 1992, respectively.

                             CONSOLIDATED OVERVIEW

Operations Summary

     - Net income in 1994 was $256.4 million, a 16 percent increase over 1993 net income of $220.4 million. Net income in 1993 was down from 1992 earnings of $239.5 million.

     - All businesses showed improved results in 1994 compared to 1993 and 1992:
       Private-label credit card earnings increased primarily due to growth in receivables and improved efficiency. Bankcard earnings improved primarily due to lower credit costs. Improvement in domestic consumer finance earnings was driven by lower credit costs and growth in receivables. The commercial business (which includes operations of the former LCL segment) experienced improved operating results in 1994 compared to 1993 and 1992 primarily due to lower credit costs and real estate owned expenses. See the Overview section for the Finance and Banking segment on pages 5 and 6 for further discussion of these operations.

     - The Company sold its Australian subsidiary as of December 31, 1994. In the fourth quarter the Company recorded an after-tax loss on sale of $14 million.

     - The Company's efficiency ratio (which is defined as the ratio of salaries and fringe benefits and other operating expenses to net interest margin and other revenues less policyholders' benefits) was 52.2 percent compared to 50.1 and 51.7 percent in 1993 and 1992, respectively. The increase primarily was due to programs undertaken in 1994, including initiatives to improve future operating efficiency and technology expenditures to promote and support growth. The 1994 ratio also was affected by the loss on sale of the Australian subsidiary. The efficiency ratio excluding this loss was 51.0 percent.

Balance Sheet Review

     - Owned assets totaled $21.0 billion at December 31, 1994, up 6 percent from year-end 1993. The increase primarily was due to a 15 percent increase in unsecured receivables.

     - Managed consumer receivables (owned receivables plus those serviced with limited recourse) grew 9 percent in 1994. The majority of the growth occurred in unsecured products, primarily domestic other unsecured receivables, which grew 34 percent; bankcards, which were up 16 percent; and private-label credit cards, which increased 15 percent. The home equity receivable portfolio was flat due to the continued liquidation of an acquired domestic portfolio, which offset new retail originations.

     - Consumer two-months-and-over contractual delinquency ("delinquency") continued to decline throughout the year due to strict credit standards and an improving economy. Total consumer delinquency as a percent of managed consumer receivables was 3.58 percent at December 31, 1994, down significantly from 4.33 percent at December 31, 1993. The chargeoff ratio for the managed consumer portfolio was 3.20 percent compared to
       3.61 percent in 1993. The ratio of total managed credit loss reserves, including unallocated amounts, to nonperforming loans for all managed consumer and commercial products increased to 103.5 percent at December 31, 1994 from 78.6 percent at December 31, 1993. See page 9 for discussion of credit loss reserve adequacy.

     - The Company's debt to equity ratio was 5.9 to 1 at December 31, 1994 compared to 6.2 to 1 at December 31, 1993. These ratios were affected by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115") which requires that unrealized gains and losses on certain debt and equity securities be recorded as an adjustment to shareholder's equity. The rise in interest rates during 1994 resulted in a net unrealized loss in the Company's available-for-sale investment portfolio and a reduction in shareholder's equity of $83.4 million. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, the unrealized loss does not reflect the total change in the economic value of shareholder's equity due to higher interest rates. The Company believes that the change in fair value of liabilities should offset a significant amount of the reduction in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholder's equity, the Company's debt to equity ratio was 5.6 to 1 at December 31, 1994, compared to 6.3 to 1 at December 31, 1993.

                              FINANCE AND BANKING

                              STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31
                                                             -------------------------------------
                                                               1994          1993          1992
                                                             ---------     ---------     ---------
                                                               (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                           MILLIONS)
  Finance income..........................................   $ 1,496.8     $ 1,318.1     $ 1,334.6
  Interest income from noninsurance investment
     securities...........................................        38.7          40.9          34.9
  Interest expense........................................       612.5         500.9         620.3
                                                             ---------     ---------     ---------
  Net interest margin.....................................       923.0         858.1         749.2
  Provision for credit losses on owned receivables........       435.9         494.5         368.3
                                                             ---------     ---------     ---------
  Net interest margin after provision for credit losses...       487.1         363.6         380.9
                                                             ---------     ---------     ---------
  Securitization and servicing fee income.................       373.9         383.4         369.2
  Insurance premiums and contract revenues................       130.9         114.7         109.2
  Investment income.......................................        11.7          11.7          10.5
  Fee income..............................................        83.1          60.7          50.5
  Other income............................................         2.3          77.5          63.5
                                                             ---------     ---------     ---------
  Total other revenues....................................       601.9         648.0         602.9
                                                             ---------     ---------     ---------
  Salaries and fringe benefits............................       211.5         196.7         211.5
  Other operating expenses................................       541.3         498.0         447.3
  Policyholders' benefits.................................        55.8          60.3          56.4
                                                             ---------     ---------     ---------
  Total costs and expenses................................       808.6         755.0         715.2
                                                             ---------     ---------     ---------
  Income before income taxes..............................       280.4         256.6         268.6
  Income taxes............................................        75.1          81.4          70.8
                                                             ---------     ---------     ---------
  Net income..............................................   $   205.3     $   175.2     $   197.8
                                                              ========      ========      ========
  End-of-period receivables:
     Owned................................................   $10,151.2     $10,149.8     $ 9,475.8
     Serviced with limited recourse.......................     7,808.8       7,131.1       7,946.9
                                                             ---------     ---------     ---------
  Managed receivables.....................................    17,960.0      17,280.9      17,422.7
  Serviced with no recourse...............................     1,312.9       1,649.5         370.9
                                                             ---------     ---------     ---------
     Receivables owned or serviced........................   $19,272.9     $18,930.4     $17,793.6
                                                              ========      ========      ========
  Average receivables:
     Owned................................................   $10,824.2     $ 9,876.1     $ 9,912.9
     Serviced with limited recourse.......................     6,738.2       7,477.4       6,829.3
                                                             ---------     ---------     ---------
  Average managed receivables.............................    17,562.4      17,353.5      16,742.2
  Serviced with no recourse...............................     1,352.6       1,055.6       1,071.8
                                                             ---------     ---------     ---------
     Average receivables owned or serviced................   $18,915.0     $18,409.1     $17,814.0
                                                              ========      ========      ========
  Return on owned assets..................................        1.48%         1.38%         1.56%
  Net interest margin to average interest-earning
     assets...............................................        8.08          8.25          7.09

OVERVIEW

     Finance and Banking earnings increased to $205.3 million from $175.2 million in 1993 and $197.8 million in 1992 as operating results improved in all businesses.

     Private-label credit card earnings increased primarily due to growth in the managed portfolio and improved efficiency. Bankcard earnings improved primarily due to lower credit costs. Bankcard earnings also benefited from higher fee income, partially offset by higher operating expenses, resulting from receivable growth. During 1994 Household International designated a subsidiary bank of HFC as the issuer of new

General Motors ("GM") Card accounts. The GM Card is a co-branded credit card which was launched in September 1992 as the result of an alliance between General Motors Corporation and Household International. Household International previously designated a subsidiary of Household Bank, f.s.b., an affiliate of the Company, as the issuer of the GM Card.

     Consumer finance earnings increased primarily due to higher net interest margin and lower credit costs. Servicing fee income also increased as a result of an unsecured consumer loan portfolio which the Company began servicing without recourse in the third quarter of 1993.

     Operating results of the commercial business improved over the prior year primarily due to lower credit costs, write-downs and net expenses for real estate owned. Operating results for 1993 reflected the resolution of the Company's largest nonaccrual commercial loan. The Company reached a cash settlement on this loan in 1993 which resulted in a higher-than-anticipated chargeoff. See page 3 for pro forma results of the former LCL segment.

RECEIVABLES

     Managed consumer receivables increased 9 percent in 1994. See Balance Sheet Review on page 4 for further discussion. Owned consumer receivables were $9.1 billion at December 31, 1994, up 9.5 percent compared to $8.3 billion at December 31, 1993. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions. The Company securitized and sold with limited recourse approximately $2.5 billion of receivables in 1994 compared to $1.7 billion in 1993.

NET INTEREST MARGIN

     Net interest margin was $923.0 million in 1994, up from $858.1 million in 1993 primarily due to higher levels of interest-earning assets and a shift in product mix towards higher-yielding credit card and other unsecured receivables, partially offset by higher funding costs. Net interest margin as a percent of average owned interest-earning assets was 8.08 percent in 1994, compared to 8.25 percent in 1993 and 7.09 percent in 1992. This decrease was attributable to higher funding costs, narrower spreads on variable rate products, and the impact of slower repricing of the Company's prime-based assets compared to variable rate liabilities which reprice on different indices. These factors were partially offset by the shift in product mix towards higher-yielding receivables.

     Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization and servicing fee income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $1.4 billion in both 1994 and 1993. Net interest margin on a managed basis as a percent of average managed interest-earning assets decreased from 7.84 percent in 1993 to 7.60 percent in 1994. Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio. See pages 15 and 16 for a discussion of the Company's interest rate risk management policy.

PROVISION FOR CREDIT LOSSES

     The provision for credit losses for receivables totaled $435.9 million, down 12 percent from $494.5 million in 1993 but up 18 percent from 1992's level. The level of provision for credit losses may vary from period to period, depending on the significance of securitizations and sales of receivables in a particular period, as provision related to the securitized receivables is transferred to securitization and servicing fee income.

     The decrease in the provision in 1994 reflected the underlying improvement in the credit quality of the commercial portfolio and in the managed consumer portfolio which experienced lower delinquency and chargeoffs in 1994 compared to 1993. In addition, the 1993 provision reflected a chargeoff recognized in connection with the cash settlement of the Company's largest commercial credit exposure at the time. See the credit quality section on pages 10 through 12 for further discussion of factors affecting the provision for credit losses.

OTHER REVENUES

     Securitization and servicing fee income consists of two components: income, net of provision for credit losses, associated with the securitizations and sales of receivables with limited recourse and servicing fee income related primarily to the servicing of unsecured receivables. Securitization income decreased in 1994 due to lower levels of securitized receivables outstanding. This decrease was partially offset by an increase in servicing fee income primarily due to a change in the composition of the serviced portfolio which occurred in the third quarter of 1993 when the Company began servicing without recourse an unsecured consumer loan portfolio. This portfolio totaled $692.5 million at December 31, 1994. Servicing fee income also increased in 1994 due to servicing receivable growth. Average receivables serviced with no recourse increased to $1.4 billion in 1994, up from $1.1 billion in 1993 and 1992.

     Insurance premiums and contract revenues of $130.9 million were up from $114.7 million in 1993 and $109.2 million in 1992. The increase was due to higher sales volumes of specialty and credit insurance.

     Fee income includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $83.1 million, up from $60.7 million in 1993 and $50.5 million in 1992. The increase was primarily due to interchange and other fees related to growth in owned credit card receivables.

     Other income in 1994 was down due primarily to the loss on the sale of the Company's Australian subsidiary and trading losses in 1994, compared to gains in 1993.

EXPENSES

     Salaries and fringe benefits were $211.5 million, compared to $196.7 million in 1993 and $211.5 million in 1992. Other operating expenses were up 9 percent over 1993 and 21 percent over 1992. Operating expenses increased primarily due to the servicing requirements of the larger owned or serviced receivables portfolio, initiatives undertaken to improve efficiency and expenditures to promote and support growth.

     The effective tax rate in 1994 was 26.8 percent compared to 31.7 percent in 1993 and 26.4 percent in 1992. The 1994 effective tax rate reflected the favorable resolution of several prior year state tax issues and the recognition of U.S. tax benefits of accumulated losses of the Australian subsidiary upon its disposition.

CREDIT MANAGEMENT POLICIES

     The Company's receivable portfolios and credit management policies historically have been divided into two distinct components--consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored on an individual transaction basis and is also evaluated based on overall risk factors. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

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

     Based on this credit risk management process, expected credit losses for each consumer product are estimated using a statistical analysis of historical delinquency and chargeoff levels. Credit loss reserves are based on these statistical estimates and additional reserves to reflect management's judgment of portfolio risk factors. These risk factors include overall economic conditions, regional considerations and current trends in growth, underwriting or collection practices and changes in product mix which might not be appropriately considered in historical statistical experience.

     The Company suspends accrual of interest on all consumer receivables when payments are three months contractually past due, except for bankcards and private-label credit cards. On these credit card receivables, consistent with industry practice, interest continues to accrue until the receivable is charged off. Consumer loans are charged off when an account is contractually delinquent for a preestablished period of time. The period of time is dependent on the terms, collateral and credit loss experience of each consumer product category. This period ranges from 6 to 9 months.

     The Company's domestic consumer businesses lend funds nationwide, with California accounting for 22 percent of total domestic managed consumer receivables. It is the only state with receivables in excess of 10 percent of domestic managed receivables. Due to its centralized underwriting, collection and processing functions, the Company is able to quickly revise underwriting standards and intensify collection efforts for specific geographic locations.

COMMERCIAL

     Commercial loans are underwritten based upon specific criteria by product, including financial characteristics of the borrower, value of underlying collateral, economic conditions and pricing. All financing commitments in excess of $1 million must be approved by an investment committee consisting of senior management.

     The Company's ongoing credit monitoring process evaluates the financial and operating performance of all commercial borrowers. As part of this process, the Company administers an asset classification policy which requires all assets to be formally reviewed and assigned a rating on a quarterly basis. This policy utilizes a process similar to that used by banking regulatory authorities and specifically addresses the need for chargeoffs. The conclusions of the monitoring process are reported to senior management on a quarterly basis.

     The adequacy of the credit loss reserves is evaluated quarterly based upon the ongoing credit monitoring process and evaluation of the probability of future losses in the portfolio as a whole given its geographic and industry diversification, historical loss experience and the potential impact on the portfolio of existing and future economic conditions. Substantially all commercial credit losses have related to assets of the former LCL segment.

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

     Commercial loans that are modified in the normal course of business, for which additional consideration is received or significant concessions are not made, are not reported as renegotiated loans or troubled debt restructurings. Real estate owned is recorded at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and, if appropriate, reduced.

LOSS RESERVES

     The level of reserves for credit losses is maintained in accordance with the above-mentioned credit risk policy. See Note 1, "Summary of Significant Accounting Policies" on pages F-7 and F-8 in the accompanying financial statements for further description of the basis for establishing such reserves. Because of different loss characteristics of various product lines, industry reserve comparisons are less meaningful on an overall basis, and reserves should be evaluated by product. See Note 3, "Receivables" for an analysis of credit loss reserves. While management allocates reserves, including those in excess of statistical requirements, among the Company's various products, all credit loss reserves are considered to be available to cover total loan losses.

CREDIT LOSS RESERVES

                                                                                AT DECEMBER 31
                                                                               ----------------
                                                                                1994      1993
                                                                               ------    ------
                                                                                (IN MILLIONS)
Owned consumer..............................................................   $271.8    $265.0
Serviced with limited recourse..............................................    181.7     134.5
                                                                               ------    ------
Managed consumer............................................................    453.5     399.5
Commercial(1)...............................................................    141.9     187.7
                                                                               ------    ------
     Total managed credit loss reserves.....................................   $595.4    $587.2
                                                                               ======    ======

CREDIT LOSS RESERVES (AS A PERCENT OF RECEIVABLES)

                                                                                AT DECEMBER 31
                                                                               ----------------
                                                                                1994      1993
                                                                               ------    ------
Owned consumer..............................................................     2.99%     3.19%
Commercial(1)...............................................................    13.30     10.14
                                                                               ------    ------
     Total owned............................................................     4.08%     4.46%
                                                                               ======    ======
Managed consumer............................................................     2.68%     2.59%
Commercial(1)...............................................................    13.30     10.14
                                                                               ------    ------
     Total managed..........................................................     3.32%     3.40%
                                                                               ======    ======

---------------
(1) Includes reserves of both continuing commercial activities and the former LCL segment.

     The Company's total managed credit loss reserves increased slightly to $595.4 million from $587.2 million at December 31, 1993. The ratio of managed credit loss reserves to total managed receivables was 3.32 percent, down slightly from 3.40 percent at December 31, 1993 due primarily to improved credit quality in the Company's consumer and commercial portfolios. The ratio of total managed credit loss reserves to total nonperforming managed loans increased to
103.5 percent from 78.6 percent at December 31, 1993 as the Company continued to remain cautious about the impact of the economy on the portfolio.

     Managed consumer credit loss reserves increased 14 percent compared to a year ago, while managed consumer receivables grew 9 percent. The ratio of managed consumer credit loss reserves to managed consumer delinquency increased to 75.0 percent from 59.8 percent at December 31, 1993. Despite the continued decline in managed consumer delinquency, the Company strengthened credit loss reserves related to credit card and other unsecured receivables due to growth in these products which, historically, have higher chargeoff rates than secured products.

     Credit loss reserves for commercial receivables decreased during 1994 consistent with the decline in the level of commercial receivables. Reserve coverage for nonperforming commercial receivables increased, as the ratio of commercial credit loss reserves to nonperforming commercial loans rose from 71.1 percent at December 31, 1993 to 103.1 percent. The Company's commercial receivables portfolio was reduced by $785 million in 1994 due to repayments and the anticipated transfer without recourse of $398 million of commercial loans to a joint venture as described previously.

CREDIT QUALITY

     During 1994, the Company experienced improved credit quality in virtually all product categories. This improvement was a result of better domestic economic conditions and a higher quality of recently originated receivables. Delinquency at year-end 1994 fell below the year-ago level. Chargeoffs in 1994 also were below the prior year. Nonperforming consumer and commercial assets also declined during the year due to a stabilized real estate market and the disposition of several nonperforming commercial assets. Delinquency and chargeoff statistics continued to be impacted by the growth of unsecured receivables. Because other unsecured, merchant participation and bankcard receivables have higher delinquency and chargeoff rates than home equity loans, this change in product mix has the effect of increasing the overall delinquency and chargeoff statistics of the Company's portfolio compared to a portfolio of predominantly secured products.

CONSUMER DELINQUENCY

     Delinquency levels are monitored for both receivables owned and receivables managed. The Company looks at delinquency levels which include receivables serviced with limited recourse because this portfolio is subjected to underwriting standards comparable to the owned portfolio; is managed by operating personnel without regard to portfolio ownership; and results in a similar credit loss exposure for the Company.

TWO-MONTHS-AND-OVER CONTRACTUAL DELINQUENCY
(AS A PERCENT OF MANAGED CONSUMER RECEIVABLES)

                                               1994 QUARTER END                 1993 QUARTER END
                                         ----------------------------    ------------------------------
                                          4       3       2       1       4       3        2        1
                                         ----    ----    ----    ----    ----    ----    -----    -----
Domestic:
  First mortgage......................    .98%     --      --      --      --      --       --       --
  Home equity.........................   2.89    2.84%   2.98%   3.32%   3.37%   3.62%    3.44%    3.71%
  Other secured.......................   1.23    1.18    3.22    1.25    2.22    3.41     6.14     5.25
  Bankcard............................   2.88    3.18    3.40    3.52    3.61    3.87     3.83     3.81
  Merchant participation..............   4.87    5.03    4.53    5.02    5.01    5.43     5.73     6.36
  Other unsecured.....................   5.40    6.00    6.42    6.97    7.19    7.70     8.04     8.45
                                         ----    ----    ----    ----    ----    ----    -----    -----
          Total domestic..............   3.58    3.77    3.85    4.14    4.21    4.51     4.53     4.80
Foreign:
  Australia...........................     --    6.84    7.43    7.98    8.93    9.59    10.95    12.06
                                         ----    ----    ----    ----    ----    ----    -----    -----
          Total.......................   3.58%   3.85%   3.95%   4.24%   4.33%   4.63%    4.69%    4.99%
                                         ====    ====    ====    ====    ====    ====    =====    =====

     Delinquency as a percent of managed consumer receivables fell 17 percent in 1994, driven by improvements in home equity receivables and all unsecured products.

     Improvements in the home equity and other unsecured receivables portfolios were primarily due to improved economic conditions and growth of higher quality receivables which were recently underwritten. Vintage analyses of home equity and other unsecured receivables continued to demonstrate the favorable performance of these receivables. A new credit scoring system implemented in 1994 for these products has allowed the Company to access a wider customer base with no significant change to the risk posture of the receivables.

     First mortgage delinquency related to a portfolio which the Company entered into an agreement to underwrite and service with limited recourse, beginning in the third quarter of 1994.

     Bankcard delinquency decreased from September 30, 1994 and from December 31, 1993. Delinquency at year-end 1994 benefited from the issuance of GM Card receivables since June 1994. This new product positively impacted the delinquency percent, as new accounts were added to the receivables base but had only a minimal impact on delinquency. Although the Company believes that delinquency and credit loss experience for the GM Card program will be better than industry averages, delinquencies for the portfolio will naturally rise as new accounts age. Excluding the impact of the GM Card program, overall and bankcard delinquency at December 31, 1994 would have still been below December 1993 levels.

     The Company believes that, although further reductions are possible, the overall declining delinquency trend has begun to stabilize. Future changes in delinquency will depend on economic conditions in the regional areas where the Company operates and the composition of the managed receivable base.

CHARGEOFFS

     Chargeoffs decreased in 1994 primarily as a result of improved delinquency trends. The following table presents chargeoffs on a full year and quarterly basis by product.

NET CHARGEOFFS OF CONSUMER RECEIVABLES
(AS A PERCENT OF AVERAGE MANAGED CONSUMER RECEIVABLES)

                                       1994 QUARTER ANNUALIZED                 1993 QUARTER ANNUALIZED
                          FULL YEAR   -------------------------   FULL YEAR   --------------------------   FULL YEAR
                            1994       4      3      2      1       1993       4      3       2      1       1992
                          ---------   ----   ----   ----   ----   ---------   ----   ----   -----   ----   ---------
Domestic:
  Home equity...........     1.17%     .94%  1.03%  1.43%  1.29%     1.05%    1.26%   .89%   1.03%  1.01%      .93%
  Other secured.........      .44      .92    .82    .13     --      5.46     1.02   9.72   10.94   (.02)     2.04
  Bankcard..............     5.15     4.89   4.78   5.26   5.74      5.99     5.90   6.01    5.74   6.31      6.18
  Merchant
     participation......     4.00     4.31   3.91   3.83   3.91      4.32     4.26   4.44    4.02   4.57      4.49
  Other unsecured.......     4.97     4.13   4.81   5.52   5.65      6.52     5.89   6.36    7.09   6.76      7.57
                          ---------   ----   ----   ----   ----   ---------   ----   ----   -----   ----   ---------
          Total
            domestic....     3.22     3.04   3.04   3.37   3.44      3.60     3.54   3.58    3.60   3.68      3.83
Foreign:
  Australia.............     2.61     1.83   2.24   3.72   2.74      3.77     3.77   2.61    3.38   5.21      3.33
                          ---------   ----   ----   ----   ----   ---------   ----   ----   -----   ----   ---------
          Total.........     3.20%    3.00%  3.02%  3.38%  3.42%     3.61%    3.55%  3.56%   3.60%  3.72%     3.81%
                           ======     ====   ====   ====   ====    ======     ====   ====   =====   ====    ======

     Domestic net chargeoffs were 3.22 percent for the year, compared to 3.60 percent in 1993. The year-over-year decrease was primarily due to the favorable performance of recently underwritten bankcard and other unsecured receivables. The bankcard chargeoff ratio also benefited from the GM Card receivables, as new accounts were added to the receivables base but only contributed minimal chargeoffs. Excluding the impact of the GM Card program, bankcard and overall chargeoffs for the year would still have declined. The merchant participation chargeoff ratio for the year improved compared to the prior year primarily due to growth in receivables resulting from new merchant programs.

     Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. As previously discussed, overall delinquency trends have continued to decline as a result of improved economic conditions and the effect of the Company's strategy to improve overall credit quality by tightened underwriting standards. The Company expects that chargeoff trends will continue to follow the downward trend in consumer delinquency. However, future improvement in chargeoff trends may be impacted by factors such as a shift in product mix, economic conditions and the impact of personal bankruptcies.

NONPERFORMING CONSUMER ASSETS

                                                              DEC. 31,    SEPT. 30,    DEC. 31,    DEC. 31,
                                                                1994        1994         1993        1992
                                                              --------    ---------    --------    --------
                                                               (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Nonaccrual managed consumer receivables....................    $299.6      $ 301.6      $334.4      $439.2
Accruing managed consumer receivables 90 or more days
  delinquent...............................................     138.2        135.3       148.8       196.3
                                                              --------    ---------    --------    --------
     Total nonperforming managed consumer receivables......     437.8        436.9       483.2       635.5
Real estate owned..........................................      57.0         76.6        89.0        88.7
                                                              --------    ---------    --------    --------
     Total nonperforming consumer assets...................    $494.8      $ 513.5      $572.2      $724.2
                                                               ======       ======      ======      ======
Credit loss reserves for managed consumer receivables as a
  percent of nonperforming managed consumer receivables....     103.6%        94.5%       82.7%       58.2%
Nonperforming managed consumer receivables as a percent of
  total managed consumer receivables.......................       2.6          2.7         3.1         4.2

     Consumer real estate owned declined due to improvement in the domestic consumer finance operation.

NONPERFORMING COMMERCIAL ASSETS (1)

                                                              DEC. 31,    SEPT. 30,    DEC. 31,    DEC. 31,
                                                                1994        1994         1993        1992
                                                              --------    ---------    --------    --------
                                                               (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Real estate nonaccrual.....................................    $ 36.9      $  48.5      $ 54.8      $ 80.7
Other nonaccrual...........................................      59.0         74.4       180.4       178.5
                                                              --------    ---------    --------    --------
  Total nonaccrual commercial loans........................      95.9        122.9       235.2       259.2
Renegotiated...............................................      41.8         44.9        28.7       197.3
                                                              --------    ---------    --------    --------
  Total nonperforming commercial loans.....................     137.7        167.8       263.9       456.5
Real estate owned..........................................      67.6        241.7       256.6       249.6
Other assets acquired through foreclosure..................      51.7         58.1        82.9       102.6
                                                              --------    ---------    --------    --------
  Total nonperforming commercial assets....................    $257.0      $ 467.6      $603.4      $808.7
                                                               ======       ======      ======      ======
Credit loss reserves for commercial loans as a percent of
  nonperforming commercial loans...........................     103.1%       103.8%       71.1%       47.0%

---------------
(1) Includes nonperforming assets of the former LCL segment and nonperforming assets related to continuing commercial activities.

     Nonperforming commercial assets decreased 57 percent during 1994 to $257.0 million. Nonaccrual loans at December 31, 1994 were down 59 percent compared to the December 31, 1993 level, while renegotiated loans increased by $13.1 million during the year. Real estate owned declined 72 percent compared to the third quarter and 74 percent compared to the prior year. The decrease in real estate owned was primarily due to the sales of properties totaling approximately $120 million. Net operating income on all commercial real estate properties in 1994 was $21.1 million, up from $17.7 and $8.5 million in 1993 and 1992, respectively. Commercial real estate write-downs and carrying costs on all commercial real estate properties were $7.6 million in 1994, compared to $30.8 and $23.3 million in 1993 and 1992, respectively.

     Other assets acquired through foreclosure consisted of aircraft acquired in foreclosure of loans and leases. The Company is actively marketing these aircraft for sale or lease. However, due to the current economic condition of the airline industry, the Company is uncertain about the timing of the disposition of these aircraft. These assets declined during 1994 primarily as a result of cash settlements received from previous borrowers.

                           INDIVIDUAL LIFE INSURANCE

                              STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                           ---------------------------------------
                                                             1994           1993           1992
                                                           ---------      ---------      ---------
                                                              (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                          MILLIONS)
Investment and other income.............................   $   494.1      $   540.4      $   481.7
Contract revenues.......................................        97.4          127.9          111.3
                                                           ---------      ---------      ---------
Total revenues..........................................       591.5          668.3          593.0
Costs and expenses:
  Policyholders' benefits...............................       388.9          456.9          427.7
  Operating expenses....................................       123.0          140.2          102.1
  Income taxes..........................................        28.5           26.0           21.5
                                                           ---------      ---------      ---------
Net income..............................................   $    51.1      $    45.2      $    41.7
                                                            ========       ========       ========
Sales...................................................   $   936.6      $   652.2      $   736.3
Life insurance in-force.................................   $36,560.4      $32,371.6      $28,390.4
Return on assets........................................         .71%           .72%           .73%

     Investment securities for the Individual Life Insurance segment totaled $6.7 billion, up 5 percent from $6.4 billion at December 31, 1993. This portfolio represented 92 percent of the Company's total investment portfolio at December 31, 1994. During 1994 the Company continued to emphasize conservative investment strategies. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7 percent of the insurance investment portfolio at both December 31, 1994 and 1993. Commercial real estate loans totaled approximately 1 percent of Individual Life Insurance segment investments at December 31, 1994. At December 31, 1994 there were no significant nonaccrual or renegotiated loans and no commercial real estate acquired in foreclosure in this portfolio. Underwriting standards and credit monitoring procedures for these residential and commercial real estate loans are similar to those described in the credit management policy section on page 8.

     At December 31, 1994 the fair value of the insurance held-to-maturity investment portfolio was 99 percent of the amortized cost, compared to 108 percent at December 31, 1993. The decrease in fair value over carrying value during 1994 was the result of the rising interest rate environment. Reductions in market value which are determined to be other than temporary are charged to income as realized losses. There were no unrealized losses in the investment portfolio at December 31, 1994 which would materially impact current or future earnings or the capital position of the Company. The Company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and may sell securities in an attempt to maximize its capital position.

     Investment and other income was $494.1 million in 1994, a 9 percent decrease from 1993, but a 3 percent increase from 1992. The decrease from 1993 primarily was due to lower gains on sales of available-for-sale investments. These investments were sold consistent with preestablished interest rate strategies. The decrease in investment income was also the result of lower yields on investments, as higher-yielding securities were sold, called or matured in 1993 and replaced with lower-yielding investments prior to the rise in interest rates which commenced in early 1994, partially offset by a larger investment portfolio.

     In the third quarter of 1994 the Company sold a line of life insurance business and, as a result, reduced both contract revenues and policyholders' benefits by $47.8 million. This represented the amount of claim reserves on the policies which were sold to the new insurer. Excluding the impact of this transaction, contract revenues increased over both 1993 and 1992 due to higher levels of insurance in-force. Also, excluding the impact of this transaction, policyholders' benefits decreased compared to 1993 due to lower interest credited to policyholders, but increased over 1992 due to increased life insurance and annuity contracts.

     Operating expenses for 1994 were $123.0 million compared with $140.2 and $102.1 million in 1993 and 1992, respectively. The decrease from 1993 was primarily due to lower amortization of deferred insurance policy acquisition costs ("DAC"). Amortization rates for DAC are based on estimated lifetime gross profits and periodically adjusted as required by generally accepted accounting principles.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company generally is funded independently. Cash flows, liquidity and capital are monitored at both the Company and Household International levels. The decision to invest in or to withdraw capital from specific business segments is based on their profitability, growth potential and target capital structure. Household International invested additional capital in HFC of approximately $140 million in 1994 and $70 million in 1993 to strengthen the Company's capital position and to fund asset growth. HFC paid cash dividends to Household International of $115 million in 1994. The Company paid no cash dividends to Household International in 1993.

     The Company employs an integrated and comprehensive program to manage liquidity and capital resources. The major usage of cash by the Company is the origination or purchase of receivables or investment securities. The main sources of cash for the Company are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt; cash received from policyholders; and cash provided from operations.

     The Company obtains a majority of its funding through the issuance of commercial paper, medium- and long-term debt and through securitizations and sales of consumer receivables. At December 31, 1994 outstanding commercial paper of HFC was $3.3 billion compared to $3.7 billion at December 31, 1993. HFC markets its commercial paper through an in-house sales force, directly reaching more than 200 investors. HFC also markets medium-term notes through investment banks and its in-house sales force and issued a total of $2.9 billion in 1994. During 1994 HFC also issued $800 million of intermediate- and long-term debt to the public through investment banks and brokerage houses. To facilitate liquidity, HFC had committed backup lines of credit totaling $3.9 billion at December 31, 1994, none of which contained a material adverse change clause which could restrict availability.

     HFC's debt to equity ratio was 5.9 to 1 at December 31, 1994 compared to
6.2 to 1 at December 31, 1993. This ratio was affected by FAS No. 115, which resulted in a reduction in shareholder's equity of $83.4 million at December 31, 1994 versus an increase in shareholder's equity of $35.1 million at December 31, 1993. Excluding the impact of FAS No. 115, HFC's equity increased 16 percent over the prior year, and HFC's debt to equity ratio was 5.6 to 1, compared to
6.3 to 1 at December 31, 1993.

     During 1993 the Company's credit rating was upgraded by one nationally recognized rating agency, and its credit rating outlook was upgraded by another. At December 31, 1994, the long-term debt of the Company had been assigned an "investment grade" rating by four nationally recognized rating agencies. Furthermore, these agencies included the commercial paper of HFC in their highest rating category. With these ratings, the Company believes it has substantial capacity to raise capital from wholesale sources to refinance maturing obligations and fund business growth.

     Securitizations and sales of consumer receivables have been, and will continue to be, an important source of liquidity for HFC. During 1994 the Company securitized and sold approximately $2.5 billion of home equity, bankcard and merchant participation receivables compared to $1.7 billion in 1993.

     The Company's life insurance subsidiary, Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"), plans for capital needs based on target leverage ratios. The target leverage ratios are based on Alexander Hamilton's statutory financial position. At the end of 1994 Alexander Hamilton's estimated risk based capital ratios, as defined statutorily, were consistent with their target. Alexander Hamilton has received an A+ (Superior) rating from A.M. Best Company and an "AA" claims-paying ability rating from Standard & Poor's Corporation, Duff and Phelps Credit Rating Co. and Fitch Investors Services, Inc. The Company believes that future growth of the insurance subsidiary can be funded through its own operations.

Risk Management

     Household International has a comprehensive program which addresses the management and diversification of financial risk, such as interest rate, funding, liquidity, counterparty and currency risk, at all of its entities. Household International manages these risks for the Company through an asset/liability management committee ("ALCO") composed of senior management. Interest rate risk is the exposure of earnings to changes in interest rates. The ALCO sets and monitors policy so that the potential impact on earnings from future changes in interest rates is managed within approved limits. Simulation models are utilized to measure the impact on net interest margin of changes in interest rates. By policy, no more than 6 percent of the Company's expected full-year net interest margin on a managed basis can be at risk to an immediate 200 basis point increase or decrease in interest rates for 12 months, assuming no additional interest rate risk management actions are taken. Limits also apply beyond the initial 12-month period. Historically, the Company has managed its interest rate risk to levels substantially below those allowed by this policy.

     The Company, whenever possible, funds its assets with liability instruments of similar interest rate sensitivity, thereby reducing structural interest rate risk. Over time, customer demand for the Company's receivable products shifts from fixed rate to floating rate, and vice versa, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate exposures. To manage these exposures, as well as its liquidity position, the Company may use derivatives to synthetically alter assets/liabilities. The Company does not use any exotic or leveraged derivatives. The Company does not serve as a financial intermediary to make markets in any off-balance sheet financial instruments.

     At December 31, 1994 the Company managed approximately $12.6 billion of domestic receivables with variable interest rates, including floating rate credit card, home equity and other unsecured products. To manage liquidity to acceptable levels, these receivables have been funded with short-term debt, and to a greater extent, by longer duration liabilities. This situation exposes the Company to interest rate risk. The Company utilizes derivatives, primarily interest rate swaps, to synthetically alter its exposure to interest rate risk while still controlling liquidity risk. Interest rate swaps are also used to synthetically alter the Company's exposure to basis risk, or the risk due to the difference in movement of market rate indices on which assets and liabilities are priced (primarily prime and LIBOR, respectively). Synthetic alteration and hedge transactions are specifically designated to particular assets/liabilities or off-balance sheet items of a similar characteristic. Specific assets or liabilities synthetically altered/hedged may consist of groups of individually small dollar homogeneous items.

     While the notional amount of the Company's interest rate swap portfolio is large, the economic exposure underlying these instruments is substantially less. The notional amount is used to determine the fixed or variable rate interest payment due by each counterparty but does not result in an exchange of principal payments. The Company's exposure on its interest rate swap portfolio is counterparty risk, or the risk that a counterparty may default on a contract when the Company is owed money. The potential for economic loss is the interest rate differential determined by reference to the notional amount. Certain interest rate swap agreements entered into by the Company require that payments be made to or received from the counterparty when the market value of the agreement reaches a predetermined level. This serves to minimize the Company's counterparty risk. Counterparty limits have been established and are closely monitored as part of the overall risk management process. These limits ensure that the Company does not have significant exposure to any individual counterparty. Based on estimated peak exposure at December 31, 1994 all of the Company's derivative instrument counterparties were rated A- or better, and approximately 69 percent were rated AA- or better. The Company has never suffered a loss due to counterparty failure.

     The Company also utilizes exchange traded U.S. dollar interest rate futures and purchased put and call options to hedge the resets of interest rates on the Company's variable rate assets and liabilities. For example, short-term borrowings expose the Company to interest rate risk. The hedges used reduce that risk, and at the inception of the contract, the Company designates these futures and options as hedges. The contracts are held until the applicable variable rate asset or liability reset occurs, at which time the contracts are terminated. These terminations are necessary to close out the contract, as the date the rate resets usually does not coincide with the exchange's contract expiration date.

     While attempting to eliminate structural interest rate risk, the Company stays abreast of the market to reduce funding costs and occasionally attempts to benefit from profit opportunities available in short-term interest rate movements. This is done principally using exchange traded futures and options and liquid fixed income securities. Limits have been established for each instrument based on potential daily changes in market values due to interest rate movements, volatility and market liquidity. Positions are monitored daily to ensure compliance with established policies and limits. Income or loss from these trading activities has not been material to the Company. In late 1994, the Company discontinued its trading activities and hedged its open positions.

     See Note 6, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk" in the accompanying financial statements for additional information related to interest rate risk management.

     In the accompanying financial statements, Note 8, "Fair Value of Financial Instruments" provides information regarding the fair value of certain financial instruments.

     During 1994, the Company invested $61.0 million in capital expenditures, up compared to the prior year level of $30.5 million. The increase was primarily due to the development of a comprehensive customer service computer system for the domestic consumer finance business. Capital expenditures are expected to be lower in 1995.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements.

     Report of Independent Public Accountants.
     Statements of Income for the Three Years Ended December 31, 1994.
     Balance Sheets, December 31, 1994 and 1993.
     Statements of Cash Flows for the Three Years Ended December 31, 1994.
     Statements of Changes in Preferred Stock and Common Shareholder's Equity for the Three
        Years Ended December 31, 1994.
     Business Segment Data for the Three Years Ended December 31, 1994.
     Notes to Financial Statements.
     Selected Quarterly Financial Data (Unaudited).

(b)  Reports on Form 8-K

     During the three months ended December 31, 1994, HFC did not file with the Securities and
     Exchange Commission any Current Report on Form 8-K.

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

     12    Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined
           Fixed Charges and Preferred Stock Dividends.

     23    Consent of Arthur Andersen LLP, Certified Public Accountants.

     27    Financial Data Schedule.

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

                                          HOUSEHOLD FINANCE CORPORATION

Dated: March 24, 1995

                                          By:       /s/ R. F. ELLIOTT
                                            ------------------------------------
                                                R. F. Elliott, President and
                                                  Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF HOUSEHOLD FINANCE CORPORATION AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               TITLE
---------------------------------------------   -------------------------

           /s/ R. F. ELLIOTT                    President and Chief
---------------------------------------------   Executive Officer,
                R. F. Elliott                   Director

           /s/ D. A. SCHOENHOLZ                 Vice President, Chief
---------------------------------------------   Accounting Officer and
              D. A. Schoenholz                  Chief Financial Officer,
                                                Director                           Dated: March 24, 1995

           /s/ W. F. ALDINGER                   Director
---------------------------------------------
                W. F. Aldinger

           /s/ D. C. CLARK                      Director
---------------------------------------------
                D. C. Clark

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

HOUSEHOLD FINANCE CORPORATION:

     We have audited the accompanying balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related statements of income, changes in preferred stock and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Household Finance Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 3, 1995

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                               ----------------------------------
                                                                 1994         1993         1992
                                                               --------     --------     --------
                                                                          (IN MILLIONS)
Finance income...............................................  $1,496.8     $1,318.1     $1,334.6
Interest income from noninsurance investment securities......      38.7         40.9         34.9
Interest expense.............................................     618.2        510.2        633.2
                                                               --------     --------     --------
Net interest margin..........................................     917.3        848.8        736.3
Provision for credit losses on owned receivables.............     435.9        494.5        368.3
                                                               --------     --------     --------
Net interest margin after provision for credit losses........     481.4        354.3        368.0
                                                               --------     --------     --------
Securitization and servicing fee income......................     373.9        383.4        369.2
Insurance premiums and contract revenues.....................     228.3        242.6        220.5
Investment income............................................     505.8        552.1        492.2
Fee income...................................................      83.1         60.7         50.5
Other income.................................................       2.3         77.5         63.5
                                                               --------     --------     --------
Total other revenues.........................................   1,193.4      1,316.3      1,195.9
                                                               --------     --------     --------
Salaries and fringe benefits.................................     236.7        221.9        234.7
Other operating expenses.....................................     633.4        603.7        513.3
Policyholders' benefits......................................     444.7        517.2        484.1
                                                               --------     --------     --------
Total costs and expenses.....................................   1,314.8      1,342.8      1,232.1
                                                               --------     --------     --------
Income before income taxes...................................     360.0        327.8        331.8
Income taxes.................................................     103.6        107.4         92.3
                                                               --------     --------     --------
Net income...................................................  $  256.4     $  220.4     $  239.5
                                                                =======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                 BALANCE SHEETS

                                                                            AT DECEMBER 31
                                                                        -----------------------
                                                                          1994          1993
                                                                        ---------     ---------
                                                                             (IN MILLIONS)
ASSETS
Cash..................................................................  $    97.3     $    27.8
Investment securities (fair value of $7,205.7 and $7,317.8)...........    7,249.6       7,082.0
Receivables, net......................................................   10,476.3      10,364.6
Assets pending sale...................................................      398.3            --
Advances to parent company and affiliates.............................      482.3         361.7
Deferred insurance policy acquisition costs...........................      621.4         381.6
Acquired intangibles..................................................      357.2         246.7
Properties and equipment..............................................      211.5         202.2
Assets acquired through foreclosure...................................      176.3         428.5
Other assets..........................................................      941.2         755.1
                                                                        ---------     ---------
          Total assets................................................  $21,011.4     $19,850.2
                                                                         ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper, bank and other borrowings.........................  $ 3,800.6     $ 4,321.8
  Senior and senior subordinated debt (with original maturities over
     one year)........................................................    7,728.3       6,813.7
                                                                        ---------     ---------
          Total debt..................................................   11,528.9      11,135.5
Insurance policy and claim reserves...................................    6,643.4       5,981.5
Other liabilities.....................................................      880.0         942.7
                                                                        ---------     ---------
          Total liabilities...........................................   19,052.3      18,059.7
Preferred stock.......................................................      100.0         100.0
Common shareholder's equity*..........................................    1,859.1       1,690.5
                                                                        ---------     ---------
          Total liabilities and shareholder's equity..................  $21,011.4     $19,850.2
                                                                         ========      ========

---------------
* See the Statements of Changes in Preferred Stock and Common Shareholder's Equity on page F-5 for number of shares issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31
                                                                      -------------------------------------
                                                                        1994          1993          1992
                                                                      ---------     ---------     ---------
                                                                                  (IN MILLIONS)
CASH PROVIDED BY OPERATIONS
Net income..........................................................  $   256.4     $   220.4     $   239.5
Adjustments to reconcile net income to net cash provided by
  operations:
    Provision for credit losses on owned receivables................      435.9         494.5         368.3
    Insurance policy and claim reserves.............................      259.8         226.4         171.3
    Depreciation and amortization...................................      146.8         158.1         107.4
    Net realized (gains) losses from sales of assets................       29.2          (1.4)        (33.4)
    Deferred insurance policy acquisition costs.....................      (94.7)        (86.6)        (85.2)
    Deferred income tax provision...................................        4.4           1.0          14.4
    Other, net......................................................     (106.7)        289.5         (86.0)
                                                                      ---------     ---------     ---------
Cash provided by operations.........................................      931.1       1,301.9         696.3
                                                                      ---------     ---------     ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased.........................................................   (2,423.9)     (2,992.0)     (2,733.5)
  Matured...........................................................      519.0       1,172.9         841.7
  Sold..............................................................    1,460.7       1,205.2       1,209.2
Short-term investment securities, net change........................      (73.5)       (224.1)         98.0
Receivables, excluding bankcard:
  Originated or purchased...........................................   (7,281.3)     (6,288.3)     (6,148.9)
  Collected.........................................................    4,168.7       3,772.5       3,390.5
  Sold..............................................................    2,520.9       1,934.4       3,086.4
Bankcard receivables:
  Originated or collected, net......................................   (2,885.7)     (2,629.3)     (2,766.2)
  Purchased.........................................................      (16.9)        (32.7)       (437.4)
  Sold..............................................................    2,222.8       1,912.8       2,389.2
Acquisition of businesses, net......................................     (145.6)           --            --
Properties and equipment purchased..................................      (61.0)        (30.5)        (37.5)
Properties and equipment sold.......................................         .6           4.6            .4
Advances to parent company and affiliates...........................     (120.6)         31.6        (196.2)
                                                                      ---------     ---------     ---------
Cash decrease from investments in operations........................   (2,115.8)     (2,162.9)     (1,304.3)
                                                                      ---------     ---------     ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change.........................................     (210.3)        107.1       1,189.8
Senior and senior subordinated debt issued..........................    3,840.5       2,289.9       2,260.3
Senior and senior subordinated debt retired.........................   (2,792.0)     (2,084.3)     (3,291.5)
Policyholders' benefits paid........................................     (558.3)       (332.8)       (330.6)
Cash received from policyholders....................................      956.5         848.9         882.4
Dividends on preferred stock........................................       (7.2)         (8.7)        (10.3)
Issuance of preferred stock.........................................         --            --          99.1
Repurchase of preferred stock.......................................         --         (50.0)       (100.0)
Dividends paid to parent company....................................     (115.0)           --        (175.3)
Capital contributions from parent company...........................      140.0          70.0            --
                                                                      ---------     ---------     ---------
Cash increase from financing and capital transactions...............    1,254.2         840.1         523.9
                                                                      ---------     ---------     ---------
Effect of exchange rate changes on cash.............................         --            --           (.1)
                                                                      ---------     ---------     ---------
Increase (decrease) in cash.........................................       69.5         (20.9)        (84.2)
Cash at January 1...................................................       27.8          48.7         132.9
                                                                      ---------     ---------     ---------
Cash at December 31.................................................  $    97.3     $    27.8     $    48.7
                                                                      =========     =========     =========
Supplemental cash flow information:
Interest paid.......................................................  $   656.4     $   510.5     $   697.1
                                                                      =========     =========     =========
Income taxes paid...................................................  $   230.0     $    49.4     $    95.7
                                                                      =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                        AND COMMON SHAREHOLDER'S EQUITY

                                                                       COMMON SHAREHOLDER'S EQUITY
                                                           ----------------------------------------------------
                                                             COMMON                                   TOTAL
                                                           STOCK AND                                 COMMON
                                              PREFERRED     PAID-IN      RETAINED                 SHAREHOLDER'S
                                                STOCK      CAPITAL(1)    EARNINGS    OTHER(2)        EQUITY
                                              ---------    ----------    --------    ---------    -------------
                                                                        (IN MILLIONS)
BALANCE AT DECEMBER 31, 1991...............    $  150.0      $482.1      $  860.4     $  (9.6)      $ 1,332.9
  Net income...............................                                 239.5                       239.5
  Dividends to parent company..............                                (175.3)                     (175.3)
  Dividends on preferred stock.............                                 (10.3)                      (10.3)
  Foreign currency translation
     adjustments...........................                                             (10.3)          (10.3)
  Issuance of preferred stock..............       100.0         (.9)                                      (.9)
  Repurchase of preferred stock............      (100.0)                                                   --
  Unrealized gain on investments, net......                                               1.7             1.7
                                               --------      ------      --------     -------       ---------
BALANCE AT DECEMBER 31, 1992...............       150.0       481.2         914.3       (18.2)        1,377.3
  Net income...............................                                 220.4                       220.4
  Dividends on preferred stock.............                                  (8.7)                       (8.7)
  Contribution of capital from parent
     company...............................                    70.0                                      70.0
  Foreign currency translation
     adjustments...........................                                              (5.0)           (5.0)
  Repurchase of preferred stock............       (50.0)                                                   --
  Unrealized gain on investments, net......                                              36.5            36.5
                                               --------      ------      --------     -------       ---------
BALANCE AT DECEMBER 31, 1993...............       100.0       551.2       1,126.0        13.3         1,690.5
  Net income...............................                                 256.4                       256.4
  Dividends to parent company..............                                (115.0)                     (115.0)
  Dividends on preferred stock.............                                  (7.2)                       (7.2)
  Contribution of capital from parent
     company...............................                   140.0                                     140.0
  Foreign currency translation
     adjustments...........................                                              12.9            12.9
  Unrealized loss on investments, net......                                            (118.5)         (118.5)
                                               --------      ------      --------     -------       ---------
BALANCE AT DECEMBER 31, 1994...............    $  100.0      $691.2      $1,260.2     $ (92.3)      $ 1,859.1
                                               ========      ======      ========     =======       =========

---------------
(1) At December 31, 1994 and 1993, the Company had authorized, issued and outstanding 1,000 shares of common stock, all of which are owned by Household International.

(2) At December 31, 1994, 1993, 1992 and 1991 items in the other column include cumulative adjustments for unrealized gains (losses) on marketable equity securities and available-for-sale investments of $(83.4), $35.1, $(1.4) and $(3.1) million, respectively. Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). As a result of implementing FAS No. 115, the gross unrealized gain (loss) on available-for-sale investments at December 31, 1994 and 1993 of $(259.5) and $144.9 million, respectively, is recorded net of income taxes (benefit) of $(44.8) and $19.6 million, respectively and, for certain available-for-sale investments of the life insurance operation, related unrealized deferred insurance policy acquisition cost adjustments of $(131.3) and $90.2 million, respectively.

     The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                             BUSINESS SEGMENT DATA

                                          REVENUES                   OPERATING PROFIT               NET INCOME
                               ------------------------------    ------------------------    ------------------------
                                                               YEAR ENDED DECEMBER 31
                               --------------------------------------------------------------------------------------
                                 1994       1993       1992       1994     1993     1992      1994     1993     1992
                               --------   --------   --------    ------   ------   ------    ------   ------   ------
                                                                   (IN MILLIONS)
Finance and Banking..........  $2,137.4   $2,007.0   $1,972.4    $280.4   $256.6   $268.6    $205.3   $175.2   $197.8
Individual Life Insurance....     591.5      668.3      593.0      79.6     71.2     63.2      51.1     45.2     41.7
                               --------   --------   --------    ------   ------   ------    ------   ------   ------
  Total......................  $2,728.9   $2,675.3   $2,565.4    $360.0   $327.8   $331.8    $256.4   $220.4   $239.5
                               ========   ========   ========    ======   ======   ======    ======   ======   ======

PRESENTATION OF INCOME DATA

     The Company reassessed the significance of its Liquidating Commercial Lines ("LCL") segment in 1994. In recognition of the significant 1994 decline in the level of LCL assets and a reduced risk posture for these assets, the LCL segment has been combined with the Finance and Banking segment. To better analyze financial condition and results of operations and related trends, earnings and selected balance sheet data for years prior to 1994 have been reclassified to reflect this combination. See further discussion in Management's Discussion and Analysis on pages 2 and 3.

     Operating profit represents income before income taxes but includes interest expense, as financing costs are integral to the Company's operations. Income by segment assumes each business services its own debt. The segments generally provide for income taxes as if separate tax returns were filed subject to certain consolidated return limitations and benefits. Equity is allocated to the business segments based on underlying regulatory and business requirements.

                                                                      IDENTIFIABLE ASSETS
                                                             -------------------------------------
                                                                        AT DECEMBER 31
                                                             -------------------------------------
                                                               1994          1993          1992
                                                             ---------     ---------     ---------
                                                                         (IN MILLIONS)
Finance and Banking.......................................   $13,570.0     $12,891.2     $12,220.2
Individual Life Insurance.................................     7,441.4       6,959.0       5,926.2
                                                             ---------     ---------     ---------
  Total...................................................   $21,011.4     $19,850.2     $18,146.4
                                                              ========      ========      ========

PRESENTATION OF BUSINESS SEGMENT DATA

     The Finance and Banking segment consists of the following types of loans: home equity, other secured, bankcards, merchant participation, other unsecured, equipment and other commercial loans and leases, as well as credit and specialty insurance. In addition, the Finance and Banking segment includes the discontinued commercial product lines which consist of commercial real estate, acquisition finance and other loans, and other commercial assets being liquidated. The Individual Life Insurance segment provides ordinary life, universal life and annuity insurance products.

                                GEOGRAPHIC AREA

                           IDENTIFIABLE ASSETS                        REVENUES                     OPERATING PROFIT
                   -----------------------------------    --------------------------------    --------------------------
                     1994         1993         1992         1994        1993        1992       1994      1993      1992
                   ---------    ---------    ---------    --------    --------    --------    ------    ------    ------
                                                               (IN MILLIONS)
United States....  $21,011.4    $19,430.6    $17,691.5    $2,655.6    $2,603.8    $2,476.4    $358.1    $328.4    $329.5
Australia........         --        419.6        454.9        73.3        71.5        89.0       1.9       (.6)      2.3
                   ---------    ---------    ---------    --------    --------    --------    ------    ------    ------
  Total..........  $21,011.4    $19,850.2    $18,146.4    $2,728.9    $2,675.3    $2,565.4    $360.0    $327.8    $331.8
                   =========    =========    =========    ========    ========    ========    ======    ======    ======

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

     Investment Securities. The Company maintains investment portfolios in both its noninsurance and insurance operations. These portfolios are comprised primarily of debt securities. The insurance portfolio also includes mortgage and policyholder loans and other real estate investments. In accordance with FAS No. 115, investment securities in both the noninsurance and insurance operations are classified in three separate categories: trading, available-for-sale or held-to-maturity. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Adjustments to the carrying value of trading investments are included in current earnings. Investments which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments not classified as trading or held-to-maturity are classified as available-for-sale. They are intended to be invested for an indefinite period but may be sold in response to events reasonably expected in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity, net of income taxes and, for certain investments of the insurance operation, related unrealized deferred insurance policy acquisition cost adjustments (see 'Insurance' on pages F-8 and F-9). Any decline in the fair value of available-for-sale or held-to-maturity investments which is deemed to be other than temporary is charged against current earnings.

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

     Receivables. Receivables are carried at amortized cost. The Company periodically sells receivables from its home equity, bankcard and merchant participation portfolios. Because these receivables were originated with variable rates of interest or rates comparable to those currently offered by the Company for such receivables, carrying value approximates fair value.

     Finance income is recognized using the effective yield method and classified on the balance sheets, to the extent not collected, with the related receivables. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Annual fees on bankcards are netted with direct lending costs associated with the issuance of the cards. The net amount is deferred and amortized on a straight-line basis over one year. Net deferred direct lending costs/(income) related to bankcard receivables totaled $.9 and $(.3) million at December 31, 1994 and 1993, respectively.

     Insurance reserves applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets since payments on such policies generally are used to reduce outstanding receivables. Provisions for credit losses are made in amounts sufficient to maintain reserves at a level considered adequate to cover probable losses of principal and earned interest in the existing portfolio of owned receivables. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience and, for commercial loans, based on a specific loan review process as well as management's assessment of general reserve requirements. These estimates are reviewed periodically and adjustments are reported in earnings when they become known. The Company's chargeoff policy for all consumer receivables is based on contractual delinquency over periods ranging from 6 to 9 months. Commercial loans are written off when it becomes apparent that an account is uncollectible.

     Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all consumer and commercial loans when principal or interest payments are more than three months contractually past due, except for bankcards and private-label credit cards, which are included in the merchant participation product line. On these credit card receivables, interest continues to accrue until the receivable is charged off. There were no commercial loans at December 31, 1994 which were 90 days or more contractually past due which remained on accrual status. Accrual of income on nonaccrual consumer receivables is not resumed until such receivables become less than three months contractually past due. Accrual of income on nonaccrual commercial loans is not resumed until such loans become contractually current.

     Receivables Sold and Serviced with Limited Recourse and Securitization Income. Certain home equity, bankcard and merchant participation receivables have been securitized and sold to investors with limited recourse. The servicing rights to these receivables have been retained by the Company. Upon sale, the receivables are removed from the balance sheet, and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the lives of the receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables sold and securities issued, delinquency of receivables sold, normal servicing fees, operating expenses and other factors. The resulting gain is reduced by establishing a reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying statements of income as securitization and servicing fee income.

     Purchased Mortgage Servicing Rights. In 1993 the Company acquired purchased mortgage servicing rights ("PMSRs") from an affiliate (see Note 12, "Transactions With Parent Company and Affiliates" for a description of the transaction). PMSRs are amortized in a manner which corresponds to the estimated net servicing revenue stream over their estimated useful lives not to exceed 15 years. The Company periodically evaluates the carrying value of its PMSRs on a disaggregated pool basis in light of the actual repayment experience of the underlying loans and makes adjustments to reduce the carrying value where appropriate. Servicing income and amortization of PMSRs are included in securitization and servicing fee income in the statements of income.

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

     Insurance. Premiums for ordinary life policies are recognized when due. Premiums for credit insurance are recognized over the period at risk in relationship to anticipated claims. Premiums received on single premium life, universal life and annuity policies ("interest-sensitive policies") are considered insurance deposits. Revenues on interest-sensitive policies consist of contract charges against policyholders' accounts and are reported in the period assessed. Costs associated with acquisition of insurance risks are deferred and generally amortized in relation to premium revenues on ordinary and credit insurance and in relation to gross profits on interest-sensitive policies. Deferred insurance policy acquisition costs are adjusted for unrealized gains or losses on available-for-sale investments on the same basis as if the gains or losses were realized.

     The liability for future contract benefits on interest-sensitive policies is computed in accordance with the retrospective deposit method using interest rates which vary with rates credited to policyholders' accounts. Liabilities for future policy benefits on other life insurance products generally are computed using the net level premium method, based upon estimated future investment yields, mortality, and withdrawals appropriate when the policies were issued. Mortality and withdrawal assumptions principally are based on industry tables. Policy and contract claim reserves are based on estimated settlement amounts for both reported and incurred but not reported losses.

     Acquired Intangibles. Acquired intangibles consist of the cost of investments in excess of net tangible assets acquired and acquired credit card relationships. Acquired credit card relationships are amortized on a straight-line basis over their estimated remaining lives, not to exceed 10 years. Other intangible assets are amortized using straight-line and other methods over their estimated useful lives, not to exceed 15 years. The average amortization period for acquired intangibles was approximately 6 years in both 1994 and 1993 and 7 years in 1992.

     Interest Rate Contracts. The nature and composition of the Company's assets and liabilities and off-balance sheet items expose the Company to interest rate risk. The Company enters into a variety of interest rate contracts in the management of its interest rate exposure and in its trading activities. Interest rate swaps are the principal vehicle used to manage interest rate risk; however, interest rate futures, options, caps and floors, and forward contracts also are utilized.

     Interest rate swaps are designated, and effective, as synthetic alterations of specific assets or liabilities (or specific groups of assets or liabilities) and off-balance sheet items. The interest rate differential to be paid or received on these contracts is accrued and included in net interest margin in the statements of income. The related accrual is classified as other liabilities on the accompanying balance sheets.

     Interest rate futures, forwards, options, caps and floors used in hedging the Company's exposure to interest rate fluctuations are designated, and effective, as hedges of balance sheet items. Anticipatory hedges are designated, and effective, as hedges of identified transactions which are probable to occur. During 1994, 1993 and 1992 the Company's use of anticipatory hedges was insignificant. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the hedged items as adjustments to net interest margin in the statements of income. These deferred gains and losses are recorded on the accompanying balance sheets as adjustments of the carrying amount of the hedged items. Interest rate contracts not used in the Company's trading activities are recorded at amortized cost.

     Interest rate contracts used in the Company's trading activities are carried at fair value. Changes in fair value are included in other income.

     Income Taxes. The Company and its eligible subsidiaries are included in Household International's consolidated Federal income tax return and in various consolidated state income tax returns. In addition, the Company files some unconsolidated state tax returns. Under the tax-sharing agreement with Household International, the Company's Federal and consolidated state tax provisions are determined based on the Company's effect on Household International's consolidated return. Tax benefits are paid to the Company as they are utilized in Household International's consolidated return. Investment tax credits generated by leveraged leases are accounted for using the deferral method.

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

2. INVESTMENT SECURITIES

                                                                        AT DECEMBER 31
                                                         --------------------------------------------
                                                                 1994                    1993
                                                         --------------------    --------------------
                                                         CARRYING      FAIR      CARRYING      FAIR
                                                          VALUE       VALUE       VALUE       VALUE
                                                         --------    --------    --------    --------
                                                                        (IN MILLIONS)
TRADING INVESTMENTS
Government securities and other.......................   $    2.9    $    2.9    $   11.9    $   11.9
                                                         --------    --------    --------    --------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities..........................       53.9        53.9        76.2        76.2
Corporate debt securities.............................    2,545.9     2,545.9     2,099.7     2,099.7
Government debt securities............................      211.3       211.3       326.1       326.1
Mortgage-backed securities............................      817.9       817.9     1,075.5     1,075.5
Other.................................................       62.5        62.5       244.1       244.1
                                                         --------    --------    --------    --------
  Subtotal............................................    3,691.5     3,691.5     3,821.6     3,821.6
                                                         --------    --------    --------    --------
HELD-TO-MATURITY INVESTMENTS
Corporate debt securities.............................    1,827.4     1,818.3     1,739.0     1,930.7
Government debt securities............................       23.1        20.6        23.2        25.4
Mortgage-backed securities............................    1,063.1     1,041.9       772.2       809.0
Mortgage loans on real estate.........................      161.9       158.5       222.4       226.0
Policy loans..........................................       72.7        72.7        81.6        81.6
Other.................................................      298.1       290.4       310.5       312.0
                                                         --------    --------    --------    --------
  Subtotal............................................    3,446.3     3,402.4     3,148.9     3,384.7
                                                         --------    --------    --------    --------
Accrued investment income.............................      108.9       108.9        99.6        99.6
                                                         --------    --------    --------    --------
  Total investment securities.........................   $7,249.6    $7,205.7    $7,082.0    $7,317.8
                                                         ========    ========    ========    ========

     The Company's insurance subsidiaries held $6.8 and $6.5 billion of the investment securities at December 31, 1994 and 1993, respectively. Policy loans and mortgage loans on real estate held by the Company's insurance subsidiaries are classified as investment securities, consistent with insurance industry practice.

     There were no unrealized holding gains (losses) in 1994 from trading investments. Included in the Company's earnings for 1993 and 1992 were changes in net unrealized holding gains (losses) of $.7 and $(3.4) million, respectively, from trading investments.

     Proceeds from the sales of available-for-sale investments totaled approximately $1,460.7, $448.3 and $235.1 million in 1994, 1993 and 1992, respectively. Gross gains of $34.8, $35.8 and $8.8 million and gross losses of $25.4, $7.5 and $18.1 million in 1994, 1993 and 1992, respectively, were realized on those sales.

     There were no investments transferred from held-to-maturity to available-for-sale in 1994. The amortized cost of held-to-maturity investments transferred to available-for-sale in 1993 was $2.8 billion. There were no sales of held-to-maturity investments in 1994. Proceeds from sales of held-to-maturity investments were $756.9 and $825.4 million in 1993 and 1992, respectively. Sales and transfers of held-to-maturity investments in 1993 were due to the restructuring of the investment security portfolio in anticipation of the adoption of FAS No. 115 on December 31, 1993. Approximately $400 million of sales proceeds in 1992 were related to a decision made in 1991 to restructure held-to-maturity investments to significantly reduce exposure in the Company's non-investment grade bond portfolio. Gross gains of $46.5 and $34.9 million and gross losses of $9.6 and $15.8 million were realized on sales of held-to-maturity investments in 1993 and 1992, respectively.

     The gross unrealized gains (losses) of investment securities were as follows:

                                            AT DECEMBER 31, 1994                             AT DECEMBER 31, 1993
                               ----------------------------------------------   ----------------------------------------------
                                             GROSS        GROSS                               GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                 COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                        (IN MILLIONS)
AVAILABLE-FOR-SALE
  INVESTMENTS
Marketable equity
  securities.................  $    55.4     $  1.7      $   (3.2)   $   53.9   $    70.6     $  5.9       $  (.3)    $   76.2
Corporate debt securities....    2,721.6        3.7        (179.4)    2,545.9     2,013.0       95.9         (9.2)     2,099.7
Government debt securities...      226.2         .2         (15.1)      211.3       321.9        6.1         (1.9)       326.1
Mortgage-backed securities...      885.2        4.3         (71.6)      817.9     1,027.1       51.9         (3.5)     1,075.5
Other........................       62.7         --           (.2)       62.5       244.1         --           --        244.1
                               ---------     ------      --------    --------   ---------     ------       ------     --------
         Total
           available-for-sale
           investments.......  $ 3,951.1     $  9.9      $ (269.5)   $3,691.5   $ 3,676.7     $159.8       $(14.9)    $3,821.6
                               =========     ======      ========    ========   =========     ======       ======     ========
HELD-TO-MATURITY INVESTMENTS
Corporate debt securities....  $ 1,827.4     $ 33.6      $  (42.7)   $1,818.3   $ 1,739.0     $197.5       $ (5.8)    $1,930.7
Government debt securities...       23.1         .1          (2.6)       20.6        23.2        2.2           --         25.4
Mortgage-backed securities...    1,063.1       13.4         (34.6)    1,041.9       772.2       39.3         (2.5)       809.0
Mortgage loans on real
  estate.....................      161.9        1.8          (5.2)      158.5       222.4        6.2         (2.6)       226.0
Policy loans.................       72.7         --            --        72.7        81.6         --           --         81.6
Other........................      298.1         .3          (8.0)      290.4       310.5        1.5           --        312.0
                               ---------     ------      --------    --------   ---------     ------       ------     --------
         Total
           held-to-maturity
           investments.......  $ 3,446.3     $ 49.2      $  (93.1)   $3,402.4   $ 3,148.9     $246.7       $(10.9)    $3,384.7
                               =========     ======      ========    ========   =========     ======       ======     ========

     See Note 8, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of the Company's assets, liabilities and off-balance sheet financial instruments.

     As of December 31, 1994 the Company did not hold any debt or equity securities from a single issuer that exceeded 10 percent of the Company's total shareholder's equity.

     Contractual maturities and yields of investments in debt securities available-for-sale and held-to-maturity were as follows:

                                                                  AT DECEMBER 31, 1994
                            -------------------------------------------------------------------------------------------------
                               CORPORATE DEBT SECURITIES       GOVERNMENT DEBT SECURITIES        ALL OTHER DEBT SECURITIES
                            -------------------------------   -----------------------------   -------------------------------
                            AMORTIZED     FAIR                AMORTIZED    FAIR               AMORTIZED     FAIR
                              COST       VALUE     YIELD(1)     COST      VALUE    YIELD(1)     COST       VALUE     YIELD(1)
                            ---------   --------   --------   ---------   ------   --------   ---------   --------   --------
                                                                      (IN MILLIONS)
AVAILABLE-FOR-SALE
  INVESTMENTS
Due within 1 year.......... $   350.3   $  350.3     5.29%     $  38.5    $ 37.8      4.32%          --         --       --
After 1 but within 5
  years....................     462.9      434.9     6.78         30.7      29.6      6.95    $   142.2   $  131.5     6.12%
After 5 but within 10
  years....................   1,489.0    1,390.8     7.77         92.6      82.9      5.92        181.6      166.1     6.46
After 10 years.............     419.4      369.9     7.63         64.4      61.0      7.50        566.3      524.9     7.48
                            ---------   --------     ----      -------    ------      ----    ---------   --------     ----
         Total............. $ 2,721.6   $2,545.9     7.26%     $ 226.2    $211.3      6.24%   $   890.1   $  822.5     7.05%
                            =========   ========     ====      =======    ======      ====    =========   ========     ====
HELD-TO-MATURITY
  INVESTMENTS
Due within 1 year.......... $    53.6   $   53.9     9.12%     $   1.6    $  1.6      4.35%   $    16.3   $   16.4     7.91%
After 1 but within 5
  years....................     218.7      221.7     8.94           .8        .9      8.08        224.0      208.1     7.10
After 5 but within 10
  years....................     586.1      586.6     8.70           .8        .8     10.53        400.0      384.1     6.51
After 10 years.............     969.0      956.1     8.75         19.9      17.3      7.07        531.3      534.1     8.14
                            ---------   --------     ----      -------    ------      ----    ---------   --------     ----
         Total............. $ 1,827.4   $1,818.3     8.77%     $  23.1    $ 20.6      7.04%   $ 1,171.6   $1,142.7     7.38%
                            =========   ========     ====      =======    ======      ====    =========   ========     ====

---------------
(1) Computed by dividing annualized interest by the amortized cost of the respective investment securities.

3. RECEIVABLES

                                                                          AT DECEMBER 31
                                                                      ----------------------
                                                                        1994         1993
                                                                      ---------    ---------
                                                                          (IN MILLIONS)
    First mortgage.................................................   $   132.9           --
    Home equity....................................................     1,437.5    $ 1,557.1
    Other secured..................................................       141.9        347.1
    Bankcard.......................................................     2,663.0      2,103.8
    Merchant participation.........................................     1,843.4      2,054.4
    Other unsecured................................................     2,865.9      2,236.1
    Equipment financing and other commercial.......................     1,066.6      1,851.3
                                                                      ---------    ---------
              Total receivables owned..............................    10,151.2     10,149.8
    Accrued finance charges........................................       176.5        151.6
    Credit loss reserve for owned receivables......................      (413.7)      (452.7)
    Unearned credit insurance premiums and claims reserves.........       (45.9)       (49.8)
    Amounts due and deferred from receivables sales................       789.9        700.2
    Reserve for receivables serviced with limited recourse.........      (181.7)      (134.5)
                                                                      ---------    ---------
              Total receivables owned, net.........................    10,476.3     10,364.6
    Receivables serviced with limited recourse.....................     7,808.8      7,131.1
    Receivables serviced with no recourse..........................     1,312.9      1,649.5
                                                                      ---------    ---------
              Total receivables owned or serviced, net.............   $19,598.0    $19,145.2
                                                                       ========     ========

     Receivables of the Australian operation included in receivables owned at December 31, 1993 were as follows:

                                                                             AT DECEMBER 31,
                                                                                  1993
                                                                             ---------------
                                                                              (IN MILLIONS)
    Home equity...........................................................       $  76.6
    Other secured.........................................................         161.1
    Merchant participation................................................          30.7
    Other unsecured.......................................................         106.6
                                                                                 -------
              Total.......................................................       $ 375.0
                                                                             ============

     The Company has securitized and sold certain receivables which it services with limited recourse. Securitizations and sales of receivables, including replenishments of certificate holder interests, were as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1994        1993        1992
                                                              --------    --------    --------
                                                                       (IN MILLIONS)
    Home equity............................................   $1,418.6    $1,667.5    $1,986.4
    Bankcard...............................................    2,222.8     1,881.8     2,335.6
    Merchant participation.................................    1,093.6       213.6       484.9
                                                              --------    --------    --------
              Total........................................   $4,735.0    $3,762.9    $4,806.9
                                                               =======     =======     =======

     The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                           AT DECEMBER 31
                                                                        --------------------
                                                                          1994        1993
                                                                        --------    --------
                                                                           (IN MILLIONS)
    First mortgage...................................................   $  168.4          --
    Home equity......................................................    4,906.2    $5,029.5
    Bankcard.........................................................    1,866.0     1,789.0
    Merchant participation...........................................      868.2       312.6
                                                                        --------    --------
              Total..................................................   $7,808.8    $7,131.1
                                                                         =======     =======

     The combination of receivables owned and receivables serviced with limited recourse, which the Company considers its managed portfolio, is shown below:

                                                                          AT DECEMBER 31
                                                                      ----------------------
                                                                        1994         1993
                                                                      ---------    ---------
                                                                          (IN MILLIONS)
    First mortgage.................................................   $   301.3           --
    Home equity....................................................     6,343.7    $ 6,586.6
    Other secured..................................................       141.9        347.1
    Bankcard.......................................................     4,529.0      3,892.8
    Merchant participation.........................................     2,711.6      2,367.0
    Other unsecured................................................     2,865.9      2,236.1
    Equipment financing and other commercial.......................     1,066.6      1,851.3
                                                                      ---------    ---------
              Receivables managed..................................   $17,960.0    $17,280.9
                                                                       ========     ========

     For certain securitizations, wholly-owned subsidiaries were created (HFC Revolving Corporation, HRSI Funding, Inc., HFS Funding Corporation, Household Finance Receivables Corporation II, Household Receivables Funding Corporation, Household Receivables Funding Corporation II, and HFC Funding Corporation) for the limited purpose of consummating such transactions.

     The amount due and deferred from receivables sales of $789.9 million at December 31, 1994 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $644.8 million. The amount due and deferred also included customer payments not yet remitted by the securitization trustee to the Company. In addition, the Company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $83.9 million at December 31, 1994. The Company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $181.7 million at December 31, 1994 and represent the Company's best estimate of probable losses on receivables serviced with limited recourse.

     Contractual maturities of owned receivables were as follows:

                                                            AT DECEMBER 31, 1994
                               -------------------------------------------------------------------------------
                                 1995        1996        1997       1998      1999     THEREAFTER      TOTAL
                               --------    --------    --------    ------    ------    ----------    ---------
                                                                (IN MILLIONS)
First mortgage..............   $    7.2    $    1.0    $    1.1    $  1.2    $  1.3     $  121.1     $   132.9
Home equity.................      432.6       285.7       190.2     127.3      85.7        316.0       1,437.5
Other secured...............       14.2         8.1        21.4       3.9       1.5         92.8         141.9
Bankcard....................      614.4       442.0       346.4     271.5     212.9        775.8       2,663.0
Merchant participation......      913.3       568.8       285.7      75.6        --           --       1,843.4
Other unsecured.............    1,205.6       683.1       395.9     232.6     138.0        210.7       2,865.9
Equipment financing and
  other commercial..........       80.1       134.7       147.9      92.6      87.6        523.7       1,066.6
                               --------    --------    --------    ------    ------      -------     ---------
          Total.............   $3,267.4    $2,123.4    $1,388.6    $804.7    $527.0     $2,040.1     $10,151.2
                                =======     =======     =======    ======    ======      =======      ========

     A substantial portion of all consumer receivables, based on the Company's experience, will be paid prior to contractual maturity. This tabulation, therefore, is not to be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding bankcard receivables, approximated 47 and 44 percent in 1994 and 1993, respectively.

     The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                                          AT DECEMBER 31, 1994
                                                                        -------------------------
                                                                        OVER 1 BUT
                                                                         WITHIN 5         OVER 5
                                                                           YEARS          YEARS
                                                                        -----------      --------
                                                                              (IN MILLIONS)
Receivables at predetermined interest rates..........................    $ 2,332.5       $  853.0
Receivables at floating or adjustable rates..........................      2,511.2        1,187.1
                                                                         ---------       --------
          Total......................................................    $ 4,843.7       $2,040.1
                                                                         =========        =======

     Nonaccrual owned receivables totaled $275.9 million at December 31, 1994. Interest income that would have been recorded in 1994 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $46 million. Interest income that was included in net income for 1994 on those receivables was approximately $17 million. Renegotiated commercial loans at December 31, 1994 totaled $41.8 million. The Company recorded $1.2 million of interest earned on such loans in 1994. Had the loans been performing in accordance with their original terms, interest income in 1994 would have been approximately $2 million higher. There were $.5 million of commitments at December 31, 1994 to lend additional funds to borrowers whose loans were renegotiated.

     For further information on nonperforming assets, see page 12.

     A rollforward of the Company's credit loss reserves for the years ended December 31, 1994, 1993 and 1992 is shown below:

                                                                       YEAR ENDED DECEMBER 31
                                                                    -----------------------------
                                                                     1994       1993       1992
                                                                    -------    -------    -------
                                                                            (IN MILLIONS)
Credit loss reserves for owned receivables at January 1..........   $ 452.7    $ 423.3    $ 488.9
Provision for credit losses -- owned receivables.................     435.9      494.5      368.3
Owned receivables charged off....................................    (517.8)    (567.7)    (473.4)
Recoveries on owned receivables..................................      78.1       68.7       60.7
Credit loss reserves on receivables purchased, net...............     (30.6)       1.9      (16.0)
Other, net (1)...................................................      (4.6)      32.0       (5.2)
                                                                    -------    -------    -------
     Total credit loss reserves for owned receivables at December
       31 (2)....................................................     413.7      452.7      423.3
                                                                    -------    -------    -------
Credit loss reserves for receivables serviced with limited
  recourse at January 1..........................................     134.5      160.9       91.6
Provision for credit losses -- receivables serviced with limited
  recourse.......................................................     187.9      176.0      251.1
Receivables charged off..........................................    (150.0)    (176.3)    (192.2)
Recoveries.......................................................       5.6        4.7        3.5
Other, net (1)...................................................       3.7      (30.8)       6.9
                                                                    -------    -------    -------
     Total credit loss reserves for receivables serviced with
       limited recourse at December 31...........................     181.7      134.5      160.9
                                                                    -------    -------    -------
     Total credit loss reserves for managed receivables at
       December 31 (2)...........................................   $ 595.4    $ 587.2    $ 584.2
                                                                    =======    =======    =======

---------------
(1) The 1993 amount includes the transfer, from serviced with limited recourse to owned, of credit loss reserves associated with the return of receivables to the owned portfolio upon the culmination of a securitization transaction.

(2) Includes reserves of $172.9 and $203.3 million in 1993 and 1992, respectively, on receivables previously classified as liquidating commercial receivables.

4. COMMERCIAL PAPER, BANK AND OTHER BORROWINGS

                                                                     AT DECEMBER 31
                                                         --------------------------------------
                                                                         BANK AND
                                                         COMMERCIAL       OTHER
                                                           PAPER*       BORROWINGS      TOTAL
                                                         ----------     ----------     --------
                                                           (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                       MILLIONS)
    1994
    Balance............................................   $3,268.4       $  532.2      $3,800.6
    Highest aggregate month-end balance................         --             --       5,053.2
    Average borrowings.................................    3,964.4          487.1       4,451.5
    Weighted average interest rate:
      At year end......................................        6.2%           6.0%          6.2%
      Paid during year.................................        4.4            6.9           4.6
    1993
    Balance............................................   $3,731.7       $  590.1      $4,321.8
    Highest aggregate month-end balance................         --             --       4,789.6
    Average borrowings.................................    3,459.5          598.7       4,058.2
    Weighted average interest rate:
      At year end......................................        3.5%           4.0%          3.6%
      Paid during year.................................        3.5            4.8           3.7
    1992
    Balance............................................   $3,176.7       $1,041.2      $4,217.9
    Highest aggregate month-end balance................         --             --       4,701.7
    Average borrowings.................................    3,300.7          673.4       3,974.1
    Weighted average interest rate:
      At year end......................................        4.0%           4.4%          4.1%
      Paid during year.................................        3.8            7.1           4.4

---------------
* Included in outstanding balances at year-end 1993 and 1992 were commercial paper obligations of the Australian operation of $191.5 and $144.4 million, respectively.

     Interest expense for commercial paper, bank and other borrowings totaled $206.4, $151.0 and $174.2 million for 1994, 1993 and 1992, respectively.

     The Company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1994 the Company had total bank credit agreements of $3.9 billion, all of which were unused. Formal credit lines are reviewed annually, and revolving credit agreements expire at various dates from 1995 to 1999. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1994 totaled $5.5 million.

5. SENIOR AND SENIOR SUBORDINATED DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

                                                                         AT DECEMBER 31
                                                                      ---------------------
                                                                        1994         1993
                                                                      --------     --------
                                                                          (IN MILLIONS)
    SENIOR DEBT
      3.75% to 7.49%; due 1995 to 2005..............................  $1,365.5     $1,236.3
      7.5% to 7.99%; due 1995 to 2004...............................   1,324.1      1,394.1
      8.0% to 8.99%; due 1995 to 2004...............................   1,085.6        769.9
      9.0% to 9.99%; due 1995 to 2001...............................     608.8      1,099.8
      10.0% and greater; due 1995 to 2001...........................      38.3         50.7
      Variable interest rate debt; 3.26% to 6.69%; due 1995 to
         2015.......................................................   2,870.5      1,778.5
    SENIOR SUBORDINATED DEBT
      9.00% to 9.63%; due 2000 to 2001..............................     400.0        400.0
      10.13%; due 1996..............................................     100.0        100.0
    Unamortized discount............................................     (64.5)       (15.6)
                                                                      --------     --------
         Total senior and senior subordinated debt..................  $7,728.3     $6,813.7
                                                                      ========     ========

     Weighted average interest rates, excluding the impact of interest rate swap agreements, were 7.1 percent at both December 31, 1994 and 1993, and 7.7 percent at December 31, 1992. Interest expense for senior and senior subordinated debt, including the impact of interest rate swap agreements, was $411.8, $359.2 and $459.0 million for 1994, 1993 and 1992, respectively.

     Maturities of senior and senior subordinated debt were:

                                                                AT DECEMBER 31,
                                                                     1994
                                                                ---------------
                                                                 (IN MILLIONS)
                 1995........................................      $ 1,635.1
                 1996........................................        1,582.4
                 1997........................................        1,383.9
                 1998........................................          294.5
                 1999........................................          782.4
                 Thereafter..................................        2,050.0
                                                                   ---------
                   Total.....................................      $ 7,728.3
                                                                   =========

     At December 31, 1994 there were no significant restrictions on retained earnings in any of HFC's various indentures and agreements. Cash dividends or advances to HFC by certain of its subsidiaries are limited by government or statutory regulation. At December 31, 1994 approximately $1.2 billion of consolidated net assets were so restricted.

6. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In connection with its asset/liability management program and in the normal course of business, the Company enters into various transactions involving derivative and other off-balance sheet financial instruments. These instruments are primarily used to manage the Company's exposure to fluctuations in interest rates and foreign exchange rates. The Company does not serve as a financial intermediary to make markets in any derivative financial instruments. For further information on the Company's strategies for managing interest rate and foreign exchange rate risk, see Liquidity and Capital Resources on pages 15 and 16.

     The financial instruments used by the Company, which include interest rate contracts and foreign exchange rate contracts, as well as off-balance sheet financial instruments such as commitments to extend credit, financial guarantees and recourse obligations, have varying degrees of credit risk and/or market risk.

     Credit Risk. Credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. The Company's exposure to credit risk related to interest rate swaps, cap and floor transactions, forward and futures contracts and options is the amount of uncollected interest or premium related to these instruments. These interest rate related instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. The Company controls the credit risk of its off-balance sheet financial instruments through established credit approvals, risk control limits and ongoing monitoring procedures. The Company has never experienced nonperformance by any derivative instrument counterparty. The Company's exposure to credit loss under commitments to extend credit, financial guarantees and recourse obligations is represented by the contract amount. The Company's credit quality and collateral policies for commitments and guarantees are the same as those for receivables that are recorded on the balance sheet.

     Market Risk. Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. The Company mitigates this risk by establishing limits for positions and other controls and by entering into counterbalancing positions.

INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

     The following tables summarize the activity in interest rate and foreign exchange contracts for the years 1994, 1993 and 1992:

HEDGING/SYNTHETIC ALTERATION INSTRUMENTS

                                                                                           NON EXCHANGE TRADED
                                        EXCHANGE TRADED                  --------------------------------------------------------
                         ---------------------------------------------                                     INTEREST
                                                                                                             RATE
                             INTEREST RATE                                            FOREIGN EXCHANGE      FORWARD
                           FUTURES CONTRACTS            OPTIONS          INTEREST      RATE CONTRACTS      CONTRACTS   OTHER RISK
                         ---------------------   ---------------------     RATE      -------------------   ---------   MANAGEMENT
                         PURCHASED     SOLD      PURCHASED    WRITTEN      SWAPS     PURCHASED    SOLD     PURCHASED   INSTRUMENTS
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
                                                                      (IN MILLIONS)
Notional amount, 1991...        --          --          --          --   $ 5,089.9   $   32.2    $ (75.0)        --    $   302.5
New contracts........... $ 8,071.0   $(7,452.0)  $   370.9   $  (370.9)    6,434.2      904.4     (917.8)        --        117.4
Matured or expired
  contracts.............  (1,485.0)    1,036.0          --          --    (2,646.5)     (25.3)        .5         --           --
Terminated contracts....        --          --          --          --      (585.0)    (205.0)     205.0         --           --
In-substance maturities
  (1)...................  (6,416.0)    6,416.0      (370.9)      370.9          --     (678.8)     678.8         --           --
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1992... $   170.0          --          --          --   $ 8,292.6   $   27.5    $(108.5)        --    $   419.9
                          ========    ========    ========    ========    ========   ========    =======   ========    ==========
Fair value, 1992 (2)....        --          --          --          --   $   115.9         --    $    .4         --    $      .9
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1992... $   170.0          --          --          --   $ 8,292.6   $   27.5    $(108.5)        --    $   419.9
New contracts...........   5,780.5   $(3,200.5)  $ 2,084.7   $(2,363.5)    8,453.5      881.0     (882.4)        --        893.9
Matured or expired
  contracts.............  (2,750.0)         --    (1,236.2)    1,515.9    (2,756.5)     (37.7)      31.8         --       (115.0)
Terminated contracts....    (475.0)      475.0          --          --      (275.0)     (60.0)      60.0         --           --
In-substance maturities
  (1)...................  (2,725.5)    2,725.5      (818.9)      807.6          --     (807.4)     807.4         --           --
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1993...        --          --   $    29.6   $   (40.0)  $13,714.6   $    3.4    $ (91.7)        --    $ 1,198.8
                          ========    ========    ========    ========    ========   ========    =======   ========    ==========
Fair value, 1993 (2)....        --          --          --          --   $   220.8         --    $    .1         --    $    57.7
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1993...        --          --   $    29.6   $   (40.0)  $13,714.6   $    3.4    $ (91.7)        --    $ 1,198.8
New contracts........... $ 8,009.9   $(8,799.2)    8,867.9    (5,707.5)    7,916.3    1,026.6     (949.3)   $ 180.0        372.9
Matured or expired
  contracts.............        --          --    (3,150.0)         --    (5,481.1)        --         --         --     (1,043.9)
Terminated contracts....     (63.5)      759.8          --          --    (2,075.0)     (46.5)      43.9         --       (130.5)
In-substance maturities
  (1)...................  (7,946.4)    7,946.4    (5,747.5)    5,747.5          --     (983.5)     928.1         --           --
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1994...        --   $   (93.0)         --          --   $14,074.8         --    $ (69.0)   $ 180.0    $   397.3
                          ========    ========    ========    ========    ========   ========    =======   ========    ==========
Fair value, 1994 (2)....        --   $      .8          --          --   $  (341.5)        --         --    $    .1    $    90.0
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------

TRADING INSTRUMENTS(3)

                                        EXCHANGE TRADED
                         ----------------------------------------------              NON EXCHANGE TRADED
                                                                         -------------------------------------------
                             INTEREST RATE                                              INTEREST RATE
                           FUTURES CONTRACTS            OPTIONS                       FORWARD CONTRACTS   OTHER RISK
                         ---------------------   ----------------------   INTEREST   -------------------  MANAGEMENT
                         PURCHASED     SOLD      PURCHASED    WRITTEN    RATE SWAPS  PURCHASED    SOLD    INSTRUMENTS
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------
                                                                (IN MILLIONS)
Notional amount, 1991... $ 4,508.5   $(3,303.0)  $   875.1   $ (5,895.2)  $  100.0    $  21.0         --   $  505.3
Net change..............  (2,059.3)      456.0     1,813.0     (4,710.4)        --      240.0    $(261.0)     294.7
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------
Notional amount, 1992... $ 2,449.2   $(2,847.0)  $ 2,688.1   $(10,605.6)  $  100.0    $ 261.0    $(261.0)  $  800.0
                         =========   =========   =========   ==========  ==========  =========   ======== ===========
Fair value, 1992 (2).... $      .9   $     (.9)  $     1.4   $     (5.9)  $    (.3)   $ 232.7    $(232.9)        --
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------
Notional amount, 1992... $ 2,449.2   $(2,847.0)  $ 2,688.1   $(10,605.6)  $  100.0    $ 261.0    $(261.0)  $  800.0
Net change..............  (2,117.2)    1,970.0     7,020.9     (5,840.5)        --     (261.0)     261.0     (300.0)
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------
Notional amount, 1993... $   332.0   $  (877.0)  $ 9,709.0   $(16,446.1)  $  100.0         --         --   $  500.0
                         =========   =========   =========   ==========  ==========  =========   ======== ===========
Fair value, 1993 (2).... $    45.1   $   (45.8)  $     2.8   $     (2.0)  $    0.6         --         --         --
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------
Notional amount, 1993... $   332.0   $  (877.0)  $ 9,709.0   $(16,446.1)  $  100.0         --         --   $  500.0
Net change..............   2,660.0       257.0    (9,709.0)    15,981.1     (100.0)        --         --     (700.0)
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------
Notional amount, 1994... $ 2,992.0   $  (620.0)         --   $   (465.0)        --         --         --   $ (200.0)
                         =========   =========   =========   ==========  ==========  =========   ======== ===========
Fair value, 1994 (2).... $    (2.2)  $     1.1          --   $      1.4         --         --         --   $    (.3)
Average fair value,
  1994..................      (2.8)        2.7   $     2.8         (2.5)  $   (1.0)        --         --        (.1)
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------

---------------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument, or (b) at the maturity of the underlying item being hedged.

(2) (Bracketed) unbracketed amounts represent amounts to be (paid) received by the company had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss for hedging instruments, as the fair value of the hedging instrument and the items being hedged must be evaluated together. See Note 8, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of the Company's assets, liabilities and off-balance sheet financial instruments.

(3) The results of trading activities were immaterial to the financial results of the Company for 1994, 1993 and 1992. In late 1994, the Company decided to discontinue its trading activities and hedged its open positions.

     Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The Company primarily enters into interest rate swap transactions to synthetically alter balance sheet items. These transactions are specifically designated to a particular asset/liability, off-balance sheet item, or anticipated transaction of a similar characteristic. Specific assets or liabilities may consist of groups of individually small dollar homogeneous assets or liabilities of similar economic characteristics. Credit and market risk exists with respect to these instruments. The following table reflects the items so altered at December 31, 1994:

                                                                               (IN MILLIONS)
    Investment securities, held-to-maturity.................................     $   195.0
    Receivables:
      Home equity...........................................................       1,414.3
      Bankcard..............................................................       1,490.5
      Merchant participation................................................         450.0
      Other unsecured.......................................................         750.0
                                                                                 ---------
           Total receivables owned..........................................       4,104.8
    Commercial paper, bank and other borrowings.............................         912.4
    Senior and senior subordinated debt.....................................       5,312.6
    Receivables serviced with limited recourse..............................       3,550.0
                                                                                 ---------
           Total items synthetically altered with interest rate swaps.......     $14,074.8
                                                                                 =========

---------------
Note: In all instances, the notional amount is less than the carrying value of the related asset/liability or off-balance sheet item.

     The Company manages its exposure to interest rate risk primarily through the use of interest rate swaps. These swaps synthetically alter the interest rate risk inherent in balance sheet assets, liabilities or off-balance sheet items. The majority of the Company's interest rate swaps are used to convert floating rate assets to fixed rate, fixed rate debt to floating rate, or floating rate assets or debt from one floating rate index to another. Occasionally, interest rate swaps are used to convert fixed rate assets to a floating rate. Interest rate swaps are also used to synthetically alter interest rate characteristics on certain receivables serviced with limited recourse. These off-balance sheet items expose the Company to the same interest rate risk as on-balance sheet items. Interest rate swaps are used to synthetically alter the interest rate provisions of the securitization transaction whereby the underlying receivables pay a fixed (floating) rate and the pass-through rate to the investor is floating (fixed). Further, in other transactions the underlying receivables reprice on one index while the pass-through rate reprices on another index. See Note 3, "Receivables" for additional information on securitizations and sales of receivables.

     The following table summarizes the maturities of interest rate swaps outstanding at December 31, 1994:

                               1995        1996        1997       1998       1999       2000     THEREAFTER      TOTAL
                             --------    --------    --------    ------    --------    ------    ----------    ---------
                                                     (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Pay a fixed rate/receive a
  floating rate:
  Notional value...........  $  188.5    $  250.0    $  300.0    $150.0          --        --           --     $   888.5
  Weighted average receive
    rate...................      5.88%       5.93%       5.69%     5.94%         --        --           --          5.84%
  Weighted average pay
    rate...................      7.70        5.92        6.31      5.52          --        --           --          6.36
Pay a floating rate/receive
  a fixed rate:
  Notional value...........  $1,046.2    $1,600.7    $1,367.8    $335.5    $1,366.7    $140.0     $2,094.7     $ 7,951.6
  Weighted average receive
    rate...................      5.38%       6.39%       6.10%     5.43%       7.21%     6.29%        7.09%         6.49%
  Weighted average pay
    rate...................      5.90        6.33        6.07      6.15        6.02      5.77         5.87          6.03
Pay a floating rate/receive
  a different floating
  rate:
  Notional value...........  $3,454.9    $  554.6    $  578.7        --    $  646.5        --           --     $ 5,234.7
  Weighted average receive
    rate...................      5.78%       5.14%       6.17%       --        6.02%       --           --          5.78%
  Weighted average pay
    rate...................      6.21        5.85        5.91        --        5.84        --           --          6.09
                             --------    --------    --------    ------    --------    ------    ---------     ---------
Total notional value.......  $4,689.6    $2,405.3    $2,246.5    $485.5    $2,013.2    $140.0     $2,094.7     $14,074.8
                             ========    ========    ========    ======    ========    ======    =========     =========
Total average rates on
  swaps:
Receive rate...............      5.69%       6.06%       6.06%     5.58%       6.82%     6.29%        7.09%         6.19%
Pay rate...................      6.20        6.17        6.06      5.96        5.96      5.77         5.87          6.08

     The floating rates paid or received by the Company are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates have impacted in the past, and will impact in the future, the interest rate on the underlying assets or liabilities. Hedging/synthetic alteration instruments are used by the Company to manage the volatility of net interest margin resulting from changes in interest rates on the underlying hedged/synthetically altered items. Without the use of these instruments, net interest margin would have declined by 71, 160 and 96 basis points in 1994, 1993 and 1992, respectively.

     Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. The Company has both interest rate forward contracts and interest rate futures contracts. Foreign exchange rate forward contracts were also utilized by the Company to reduce exposure in its Australian operation to fluctuations in exchange rates. Interest rate forward and interest rate futures contracts primarily are used in the Company's trading activities. Interest rate forward and futures contracts also are used to hedge resets of interest rates on the Company's floating rate assets and liabilities. For futures used in both hedging and trading activities, the Company's exposure to credit risk is limited, as these contracts are traded on organized exchanges. Each day, changes in contract values are settled in cash. In contrast, forward contracts used in both hedging and trading activities have credit risk relating to the performance of the counterparty. These instruments also are subject to market risk. Cash requirements for forward contracts include the receipt or payment of cash for the sale or purchase of the instrument.

     Purchased options grant the purchaser the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period. The seller of the option has written a contract which creates an obligation to either sell or purchase the financial instrument at the agreed-upon price if, and when, the purchaser exercises the option. The Company uses options, both written and purchased, for its trading activities. For written options, the Company is exposed to market risk but generally not credit risk. The credit risk and market risk associated with purchased options are limited to the premium paid, which is included in the balance sheets in other assets.

     Other risk management instruments used in the Company's hedging and trading activities consist of caps and floors and foreign currency swaps. Caps and floors written expose the Company to market risk but not to credit risk. Credit and market risk associated with caps and floors purchased is limited to the premium paid which is recorded on the balance sheets in other assets.

     Deferred gains of $8.5 and $9.7 million and deferred losses of $53.0 and $7.8 million from hedging/synthetic alteration instruments were recorded on the balance sheets at December 31, 1994 and 1993, respectively. The weighted average amortization period associated with the deferred gains was 3.4 and 3.8 years at December 31, 1994 and 1993, respectively. The weighted average amortization period for the deferred losses was 3.4 and 4.2 years at December 31, 1994 and 1993, respectively.

     At December 31, 1994 the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $63.0 million.

COMMITMENTS AND GUARANTEES

     The Company enters into various commitments and guarantees to meet the financing needs of its customers. However, the Company expects a substantial portion of these agreements to expire unexercised, and as a result, the amounts below do not necessarily represent future cash requirements.

     The Company's significant commitments and guarantees consisted of the following:

                                                                     AT DECEMBER 31
                                                                ------------------------
                                                                   1994          1993
                                                                ----------    ----------
                                                                     (IN MILLIONS)
        Bank and private-label credit cards...................  $ 31,336.1    $ 20,956.6
        Other consumer lines of credit........................     2,544.2       1,264.8
        Other loan commitments and guarantees.................        76.5         390.3

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

     Other loan commitments include commitments to fund commercial loans and letters of credit, and guarantees for the payment of principal and interest on municipal industrial development bonds.

     Commercial loan commitments, including working capital lines and letters of credit, totaled $24.3 and $150.7 million at December 31, 1994 and 1993, respectively. These commitments are collateralized to varying extents by inventory, receivables, property and equipment and other assets of the borrowers. These commitments were entered into prior to the Company's decision to exit these product lines.

     The Company has issued guarantees of $52 and $136 million at December 31, 1994 and 1993, respectively, for the payment of principal and interest on municipal industrial development bonds. The guarantees expire from 1995 through 1996. The Company has security interests in underlying properties for these guarantees, with an average collateral value of 105 and 101 percent of the guarantees at December 31, 1994 and 1993, respectively.

CONCENTRATIONS OF CREDIT RISK

     A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

     Because the Company primarily lends to consumers, it does not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 1994 and 1993. The Company lends nationwide; the following geographic areas comprised more than 10 percent of total managed domestic receivables at December 31, 1994: California--22 percent, Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--23 percent, Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)--15 percent, Northeast (CT, ME, MA, NH, NY, RI, VT)--14 percent and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--13 percent.

7. PREFERRED STOCK

                                                                                AT DECEMBER 31
                                                                               ----------------
                                                                                1994      1993
                                                                               ------    ------
                                                                                (IN MILLIONS)
7.25% term cumulative preferred Series 1992-A,
  1,000,000 depositary shares (1)...........................................   $100.0    $100.0

---------------
(1) Depositary share represents 1/3,000 share of preferred stock.

     The term cumulative preferred stock is non-voting and has a dividend rate of 7.25 percent, is not redeemable at the option of the Company prior to the mandatory redemption date of August 15, 1997, and has a liquidation value of $300,000 per share.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has estimated the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Financial instruments include cash, receivables, investments, debt, insurance reserves related to periodic payment annuities and guaranteed investment contracts and off-balance sheet financial instruments. Financial instruments specifically exclude leases and other insurance reserves, as required by FAS No.
107. Additionally, a number of other assets recorded on the balance sheets (such as acquired credit card relationships) and other intangible assets not recorded on the balance sheet (such as the value of consumer lending relationships for originated receivables and the franchise values of the Company's business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. The Company believes there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent the entire value, nor the changes in the entire value, of the Company.

     Approximately 30 percent in both 1994 and 1993 of the fair value of financial instruments disclosed was determined using quoted market prices. Because no actively traded market exists, however, for a significant portion of the Company's financial instruments, fair values for items lacking a quoted market price were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management's assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in the Company's asset/liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental and changes in these assumptions could significantly affect fair value calculations.

     The following is a summary of the carrying value and estimated fair value of the Company's financial instruments:

                                                               AT DECEMBER 31
                                 --------------------------------------------------------------------------
                                                1994                                   1993
                                 -----------------------------------    -----------------------------------
                                             ESTIMATED                              ESTIMATED
                                 CARRYING      FAIR                     CARRYING      FAIR
                                  VALUE        VALUE      DIFFERENCE     VALUE        VALUE      DIFFERENCE
                                 --------    ---------    ----------    --------    ---------    ----------
                                                               (IN MILLIONS)
Cash...........................  $     97    $      97          --      $     28    $      28          --
Investment securities..........     7,250        7,206      $  (44)        7,082        7,318      $  236
Receivables....................    10,476       10,730         254        10,894       11,046         152
Assets pending sale............       398          398          --            --           --          --
                                 --------    ---------    ----------    --------    ---------    ----------
  Subtotal.....................    18,221       18,431         210        18,004       18,392         388
                                 --------    ---------    ----------    --------    ---------    ----------
Commercial paper, bank and
  other borrowings.............    (3,801)      (3,801)         --        (4,322)      (4,322)         --
Senior and senior subordinated
  debt.........................    (7,728)      (7,665)         63        (6,814)      (7,077)       (263)
Insurance reserves.............    (6,643)      (6,683)        (40)       (5,982)      (6,352)       (370)
                                 --------    ---------    ----------    --------    ---------    ----------
  Subtotal.....................   (18,172)     (18,149)         23       (17,118)     (17,751)       (633)
                                 --------    ---------    ----------    --------    ---------    ----------
Interest rate and foreign
  exchange contracts...........        51         (251)       (302)           51          279         228
Commitments to extend credit
  and guarantees...............        --           35          35            --           36          36
                                 --------    ---------    ----------    --------    ---------    ----------
  Subtotal.....................        51         (216)       (267)           51          315         264
                                 --------    ---------    ----------    --------    ---------    ----------
  Total........................  $    100    $      66      $  (34)     $    937    $     956      $   19
                                 ========     ========     =======      ========     ========     =======

     The fair value in excess of the carrying value (the "Difference") declined from $19 million at December 31, 1993 to $(34) million at December 31, 1994, a decrease of $53 million. The relationship between the rise in the overall interest rate environment from year-end 1993 to year-end 1994 and the repricing characteristics of the Company's financial instruments was the most significant factor in causing the decline in the Difference. The Company believes that in the rising interest rate environment of 1994 the Difference for the Company's insurance reserves of interest-sensitive products totaling $5.3 billion (which are not required to be valued by FAS No. 107) would increase and therefore offset a portion of the decline in the total Difference.

     The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

     Cash: The carrying value approximates fair value for this instrument due to its liquid nature.

     Investment securities: Quoted market prices were used to determine fair value for investment securities.

     Receivables: The fair value of adjustable rate consumer receivables was determined to approximate existing carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates approximating those offered by the Company on such products at the respective valuation dates. This approach to estimating fair value for fixed rate receivables results in a disclosed fair value that is less than amounts the Company believes could be currently realizable on a sale of these receivables. These receivables are relatively insensitive to changes in overall market interest rates and therefore have additional value compared to alternative uses of funds. The fair value of commercial receivables was determined by discounting estimated future cash flows at estimated market interest rates.

     The fair value of consumer receivables included an estimate, on a present value basis, of future excess servicing cash flows associated with securitizations and sales of certain home equity, bankcard and merchant participation receivables.

     Assets pending sale: In the fourth quarter of 1994 the Company entered into an agreement to sell these assets at net book value to a third party, as described on page 2 of Management's Discussion and Analysis. Accordingly, estimated fair value was the carrying value at December 31, 1994.

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

     Insurance reserves: The fair value of insurance reserves for periodic payment annuities and guaranteed investment contracts was estimated by discounting future expected cash flows at interest rates offered by the Company on such products at December 31, 1994 and 1993. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

     Interest rate and foreign exchange contracts: Where practical, quoted market prices were used to determine fair value of these instruments. For non exchange traded contracts, fair value was determined through the use of accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). See
Note 6, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk" for a discussion of the nature of these items.

     Commitments to extend credit and guarantees: These commitments were valued by considering the Company's relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

9. LEASES

     The Company leases certain offices, buildings and equipment for periods of up to 10 years with various renewal options. The majority of such leases are noncancelable operating leases. Net rental expense under operating leases was $19.2, $26.6 and $25.9 million for 1994, 1993 and 1992, respectively.

     Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                                          AT DECEMBER 31,
                                                                               1994
                                                                          ---------------
                                                                           (IN MILLIONS)
        1995...........................................................        $16.4
        1996...........................................................         12.9
        1997...........................................................         10.8
        1998...........................................................          7.9
        1999...........................................................          4.0
        Thereafter.....................................................          1.9
                                                                              ------
        Net minimum lease commitments..................................        $53.9
                                                                              ======

10. EMPLOYEE BENEFIT PLANS

     The Company and its U.S. subsidiaries participate in Household International's Retirement Income Plan ("RIP"), which covers substantially all U.S. full-time employees. No separate actuarial valuation has been made for the Company's participation in RIP. The fair value of plan assets in RIP exceeded Household International's projected benefit obligation by $199.3 and $212.6 million at December 31, 1994 and 1993, respectively. The 1994 and 1993 projected benefit obligations for RIP were determined using an assumed weighted average discount rate of 8.25 and 7.25 percent, respectively; an assumed compensation increase of 4.75 and 3.75 percent, respectively; and an assumed weighted average long-term rate of return on plan assets of 10.00 and
9.50 percent, respectively. At December 31, 1994 and 1993, the Company's estimated share of prepaid pension cost was $121.2 and $113.2 million, respectively. Plan benefits are based primarily on years of service and compensation of participants. The Company's share of total pension income due to the overfunded status of RIP was $8.0, $11.4 and $22.4 million for 1994, 1993 and 1992, respectively.

     The Company participates in Household International's defined contribution plan where each participant's contribution is matched by the Company up to a maximum of 6 percent of the participant's compensation. For 1994, 1993 and 1992 the Company's costs totaled $9.6, $9.2 and $9.2 million, respectively.

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

     While no separate actuarial valuation has been made for the Company's participation in Household International's plans for postretirement medical, dental and life benefits, its share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $123.7 and $152.5 million at December 31, 1994 and 1993, respectively. The Company's estimated share of Household International's accrued postretirement benefit obligation was $25.7 and $10.1 million at December 31, 1994 and 1993, respectively. In addition, both the Company's estimated share of postretirement benefit expense recognized in 1994 and 1993 was $15.8 and $13.9 million, respectively.

     Through 1992, it had been the Company's policy to charge the cost of retiree health care and life insurance benefits to expense when benefits were paid. The cost of these plans to Household International totaled $2.9 million in 1992.

     In 1994, the Company established a special purpose corporation to hold certain investments designated as available to satisfy its postretirement benefit obligations. These assets, with a carrying value of $63 million at December 31, 1994, remain general assets of the Company and have not been used to reduce the accumulated postretirement benefit obligation.

     Household International's accumulated postretirement benefit obligation at December 31, 1994 and 1993 was determined using an assumed weighted average discount rate of 8.5 and 7.5 percent, respectively, and an assumed annual compensation increase of 4.75 and 3.75 percent, respectively. A 14.2 and 15.0 percent annual rate of increase in the gross cost of covered health care benefits is assumed for 1995 and 1994. This rate of increase is assumed to decline by 1 percentage point in each year after 1995.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point would have increased the Company's share of both the 1994 and 1993 net periodic postretirement benefit cost by $.7 million and its share of the accumulated postretirement benefit obligation at December 31, 1994 by $6.5 and $8.5 million, respectively. A 1 percentage point increase would have increased Household International's accumulated postretirement benefit obligation at December 31, 1994 and 1993 by $8.5 and $12.3 million, respectively.

11. INCOME TAXES

     Total income taxes were allocated as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                 1994       1993      1992
                                                                ------     ------     -----
                                                                       (IN MILLIONS)
    Provision for income taxes related to operations..........  $103.6     $107.4     $92.3
    Income taxes related to adjustments included in common
      shareholder's equity:
      Unrealized gain (loss) on investments, net..............   (64.4)      19.6        .8
      Foreign currency translation adjustments................    (4.4)        .2        .7
                                                                ------     ------     -----
         Total................................................  $ 34.8     $127.2     $93.8
                                                                ======     ======     =====

     Provisions for income taxes related to operations were:

                                                                  YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                 1994       1993      1992
                                                                ------     ------     -----
                                                                       (IN MILLIONS)
    CURRENT
      United States...........................................  $ 97.9     $105.8     $78.4
      Foreign.................................................     1.3         .6       (.5)
                                                                ------     ------     -----
         Total current........................................    99.2      106.4      77.9
                                                                ------     ------     -----
    DEFERRED
      United States...........................................     2.8       10.3      14.4
      Foreign.................................................     1.6       (9.3)       --
                                                                ------     ------     -----
         Total deferred.......................................     4.4        1.0      14.4
                                                                ------     ------     -----
         Total income taxes...................................  $103.6     $107.4     $92.3
                                                                ======     ======     =====

     The significant components of deferred income tax provisions attributable to income from operations were:

                                                                   YEAR ENDED DECEMBER 31
                                                                  -------------------------
                                                                  1994      1993      1992
                                                                  -----     -----     -----
                                                                        (IN MILLIONS)
    Deferred income tax provision (exclusive of the effects of
      other components listed below)............................  $(2.4)    $ 3.6     $ 3.1
    Adjustment of deferred tax assets and liabilities for
      enacted changes in tax rates..............................     --       4.4        --
    Operating loss carryforwards................................    6.4       1.2      18.2
    Investment tax credits......................................     .4        .5        --
    Adjustment of valuation allowance...........................     --      (8.7)     (6.9)
                                                                  -----     -----     -----
         Deferred income tax provision..........................  $ 4.4     $ 1.0     $14.4
                                                                  =====     =====     =====

     Income before income taxes from foreign operations was $7.8, $1.0 and $14.0 million in 1994, 1993 and 1992, respectively.

     Effective tax rates are analyzed as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                                 --------------------------
                                                                 1994       1993       1992
                                                                 ----       ----       ----
    Statutory federal income tax rate........................    35.0%      35.0%      34.0%
    Increase (decrease) in rate resulting from:
      Amortization of intangible assets......................     2.0         .3        1.2
      State and local taxes, net of federal benefit..........     1.4        1.7        1.7
      Leveraged lease tax benefits...........................    (4.3)      (4.2)      (2.5)
      Noncurrent tax requirement.............................    (1.3)       2.0         --
      Foreign loss carryforwards.............................     (.4)      (1.8)       (.7)
      Dividends received deduction applicable to term
         preferred stocks....................................    (1.5)      (1.9)      (2.2)
      Sale of foreign subsidiary.............................    (2.5)        --         --
      Impact of purchase accounting..........................      --         --       (3.2)
      Other..................................................      .4        1.7        (.5)
                                                                 ----       ----       ----
         Effective tax rate..................................    28.8%      32.8%      27.8%
                                                                 ====       ====       ====

     In accordance with the Company's accounting policy, provisions for U.S. income taxes had not been made at December 31, 1994 on $85.9 million of undistributed earnings of its U.S. life insurance subsidiary accumulated as policyholders' surplus under tax laws in effect prior to 1984. Because this amount would become taxable only in the event of certain circumstances which the Company does not expect to occur within the foreseeable future, no deferred tax liability has been established for this item. The amount of deferred tax liability not recognized was $30.1 million at December 31, 1994.

     Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                         AT DECEMBER 31
                                                                       -------------------
                                                                        1994         1993
                                                                       ------       ------
                                                                          (IN MILLIONS)
    DEFERRED TAX LIABILITIES
      Leveraged lease transactions, net............................    $395.8       $400.9
      Insurance policy acquisition costs...........................     126.9        132.1
      Pension plan assets..........................................      46.8         42.7
      Receivables sold.............................................      65.7         25.9
      Deferred loan origination costs..............................      38.0         24.0
      Other........................................................      84.9         71.6
                                                                       ------       ------
         Total deferred tax liabilities............................     758.1        697.2
                                                                       ------       ------
    DEFERRED TAX ASSETS
      Credit loss reserves.........................................     263.9        212.5
      Insurance reserves...........................................     165.4        145.7
      Other........................................................     118.3         77.1
                                                                       ------       ------
         Total deferred tax assets.................................     547.6        435.3
                                                                       ------       ------
         Net deferred tax liability at end of year.................    $210.5       $261.9
                                                                       ======       ======

12. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

     HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates consisted of the following:

                                                                            AT DECEMBER 31
                                                                           ----------------
                                                                            1994      1993
                                                                           ------    ------
                                                                            (IN MILLIONS)
    Parent company and other subsidiaries...............................   $444.7    $329.6
    Household Bank, f.s.b...............................................     35.1      29.6
    Household Global Funding, Inc.......................................      2.5       2.5
                                                                           ------    ------
         Advances to parent company and affiliates......................   $482.3    $361.7
                                                                           ======    ======

     These advances bear interest at various market interest rates. Interest income on advances to parent company and affiliates is reported with interest expense and includes the following:

                                                                     YEAR ENDED DECEMBER 31
                                                                     -----------------------
                                                                     1994     1993     1992
                                                                     -----    -----    -----
                                                                          (IN MILLIONS)
    Parent company and other subsidiaries.........................   $30.6    $12.7    $17.1
    Household Bank, f.s.b.........................................      .2       .2       .1
    Household Global Funding, Inc.................................      --      3.8      4.2
                                                                     -----    -----    -----
         Interest income on advances to parent company and
           affiliates.............................................   $30.8    $16.7    $21.4
                                                                     =====    =====    =====

     Throughout 1994, 1993 and 1992 certain wholly-owned bank subsidiaries of the Company borrowed monies from Household Bank f.s.b. ("the Bank") at arm's length interest rates. The balance at December 31, 1994 was $350 million and was included in commercial paper, bank and other borrowings for financial statement purposes. Interest expense on these borrowings totaled $1.7, $2.6 and $18.2 million during 1994, 1993 and 1992, respectively.

     On June 1, 1994 Household International designated a wholly-owned bank subsidiary of the Company as the issuer of the GM Card. These accounts were previously issued by the Bank. The Company pays a monthly fee, at fair market value, to Household International for this designation.

     In November 1993 the Company purchased approximately $133 million of purchased mortgage servicing rights ("PMSRs") from the Bank. These rights were purchased at net book value which approximated market value. The Bank will continue to act as a subservicer for the Company and will be paid a subservicing fee based on the Bank's estimated costs of servicing the loans. Due to a restructuring of Bank operations which began in the fourth quarter of 1994, the Company may pursue the sale of these PMSRs. During 1994 the Company paid $7.6 million in subservicing fees to the Bank.

     The Company has an agreement with the Bank to originate loans using the Bank's lending criteria. These loans are originated via direct mail programs and are serviced by the Company for an arm's length fee. In 1994 and 1993, the Company originated approximately $51 and $73 million, respectively, of loans for the Bank under this program. The Company received approximately $4 and $5 million in 1994 and 1993, respectively, from the Bank for servicing these loans.

     Household International has entered into a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and the Company agree to maintain the capital of the Bank at the levels currently required or any subsequent regulatory capital requirements. The agreement also requires that any capital deficiency be cured by Household International and/or the Company within thirty days. Household International made cash capital contributions of $30 million in both 1994 and 1993, and $54 million in 1992 to maintain the regulatory capital of the Bank at levels consistent with management's objectives.

     Certain support services of the Company are performed by a wholly-owned subsidiary of Household International. This subsidiary was established to maximize the efficiency and consolidate the back room operating functions of various subsidiaries of Household International. The Company has negotiated an arms-length agreement with this subsidiary for services such as item processing, collections and billings, accounts payable, and payroll processing. Additionally, the Company was allocated and/or billed for costs incurred on its behalf by Household International for expenses including insurance, credit, and legal and other fees. These expenses were recorded in other operating expenses and totaled approximately $288, $261 and $207 million in 1994, 1993 and 1992, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business there are various legal proceedings pending against the Company. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the consolidated financial position of the Company. See Note 6, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk" for a discussion regarding commitments and contingent liabilities related to off-balance sheet financial instruments. See Note 9, "Leases" for discussion of lease commitments.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     1994--THREE MONTHS ENDED                  1993--THREE MONTHS ENDED
                                               ------------------------------------      ------------------------------------
                                                DEC.     SEPT.      JUNE      MAR.        DEC.     SEPT.      JUNE      MAR.
                                               ------    ------    ------    ------      ------    ------    ------    ------
                                                                               (IN MILLIONS)
Finance income...............................  $400.4    $381.5    $366.9    $348.0      $336.0    $332.2    $323.7    $326.2
Interest income from noninsurance investment
  securities.................................    10.4      10.3       8.4       9.6        10.0      11.4      11.5       8.0
Interest expense.............................   183.0     163.3     148.4     123.5       128.6     123.1     119.2     139.3
                                               ------    ------    ------    ------      ------    ------    ------    ------
Net interest margin..........................   227.8     228.5     226.9     234.1       217.4     220.5     216.0     194.9
Provision for credit losses on owned
  receivables................................    91.9     126.0      94.1     123.9       124.0     145.6     107.1     117.8
                                               ------    ------    ------    ------      ------    ------    ------    ------
Net interest margin after provision for
  credit losses..............................   135.9     102.5     132.8     110.2        93.4      74.9     108.9      77.1
                                               ------    ------    ------    ------      ------    ------    ------    ------
Securitization and servicing fee income......   108.6      92.9      86.5      85.9        92.2     103.7      87.1     100.4
Insurance premiums and contract revenues.....    70.6      21.9      66.7      69.1        60.4      66.8      57.1      58.3
Investment income............................   124.2     127.1     118.2     136.3       130.2     153.1     132.8     136.0
Fee income...................................    24.7      22.1      18.2      18.1        18.8      15.9      14.9      11.1
Other income.................................   (40.4)     19.0       6.0      17.7        33.1      15.4      10.9      18.1
                                               ------    ------    ------    ------      ------    ------    ------    ------
Total other revenues.........................   287.7     283.0     295.6     327.1       334.7     354.9     302.8     323.9
                                               ------    ------    ------    ------      ------    ------    ------    ------
Salaries and fringe benefits.................    57.5      60.0      61.5      57.7        57.3      53.3      56.2      55.1
Other operating expenses.....................   160.1     145.7     150.7     176.9       133.8     166.0     153.5     150.4
Policyholders' benefits......................   115.8      80.7     124.0     124.2       128.7     133.7     129.4     125.4
                                               ------    ------    ------    ------      ------    ------    ------    ------
Total costs and expenses.....................   333.4     286.4     336.2     358.8       319.8     353.0     339.1     330.9
                                               ------    ------    ------    ------      ------    ------    ------    ------
Income before income taxes...................    90.2      99.1      92.2      78.5       108.3      76.8      72.6      70.1
Income taxes.................................    15.4      32.6      30.2      25.4        37.1      26.6      21.4      22.3
                                               ------    ------    ------    ------      ------    ------    ------    ------
Net income...................................  $ 74.8    $ 66.5    $ 62.0    $ 53.1      $ 71.2    $ 50.2    $ 51.2    $ 47.8
                                               ======    ======    ======    ======      ======    ======    ======    ======
Segment Net Income:
  Finance and Banking........................  $ 63.4    $ 49.1    $ 51.4    $ 41.4      $ 61.0    $ 36.7    $ 41.4    $ 36.1
  Individual Life Insurance..................    11.4      17.4      10.6      11.7        10.2      13.5       9.8      11.7
                                               ------    ------    ------    ------      ------    ------    ------    ------
Net income...................................  $ 74.8    $ 66.5    $ 62.0    $ 53.1      $ 71.2    $ 50.2    $ 51.2    $ 47.8
                                               ======    ======    ======    ======      ======    ======    ======    ======

FOURTH QUARTER RESULTS

     Net income for the 1994 fourth quarter was $74.8 million, up 12 percent from the third quarter and 5 percent from the fourth quarter of 1993. As described in Management's Discussion and Analysis, the Company recorded a $14 million after-tax loss on the sale of its Australian subsidiary in the fourth quarter. This loss was substantially offset by the effect of lower loan loss provision due to improved credit quality and higher securitization income from the sale of private-label credit card receivables. Income for the quarter also benefited from continued strong growth in the domestic consumer finance and credit card operations.

     Net interest margin was flat compared to the third quarter but up 5 percent from the fourth quarter of 1993. The provision for credit losses on owned receivables declined by over 25 percent compared to the prior and year-ago quarters. The provision is affected by the significance of securitizations and sales of receivables in a particular period, as the provision related to securitized receivables is transferred to securitization and servicing fee income. The Company securitized and sold approximately $1.8 billion of receivables in the fourth quarter compared to no sales in the third quarter and $.6 billion last year. The fourth quarter provision also benefited from sharp reductions in commercial receivables and overall strong performance of the consumer and commercial portfolios.

     Securitization and servicing fee income rose 17 and 18 percent, respectively, from the previous quarter and fourth quarter of 1993 due to higher amounts of receivables sold and serviced with limited recourse outstanding and gains associated with the securitization and sale of receivables in the quarter. Insurance premiums and contract revenues were up in the quarter due to the sale of a line of life insurance in the third quarter which reduced these revenues and related policyholders' benefits by $47.8 million during that period. Investment income fell slightly primarily due to lower gains on sale of available-for-sale investment securities in the current quarter. Fee income increased slightly during the quarter and was up 31 percent from the prior year due to higher transaction volume on bankcard receivables. Other income was down substantially in the current quarter due to the loss incurred on the sale of the Company's Australian subsidiary, and was down compared to the prior year quarter due to higher prepayment fees on commercial assets and higher income on the Company's equity investment in a commercial joint venture in the prior year quarter.

     Other operating expenses increased 10 and 20 percent from third quarter 1994 and fourth quarter 1993 levels, respectively, due to servicing requirements of the larger owned or serviced receivables portfolio and initiatives undertaken to improve efficiency. The Company's efficiency ratio was 54.4 percent in the 1994 fourth quarter, compared to 47.7 percent in the third quarter and 45.1 percent in the 1993 fourth quarter. Excluding the loss on sale of the Australian operation, the efficiency ratio was 49.5 percent for the quarter. The effective tax rate in the 1994 fourth quarter was 17.1 percent, down substantially from
32.9 percent in the third quarter due to tax benefits associated with the sale of the Australian operation. The effective rate was flat with the third quarter rate excluding the effect of this sale.

                                                                   SCHEDULE VIII

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                                                       1994       1993      1992
                                                                      -------    ------    ------
                                                                             (IN MILLIONS)
Insurance reserves applicable to finance receivables:
  Policy:
     Balance at January 1..........................................   $   6.8    $  9.6    $ 14.2
     Earned premiums...............................................    (103.6)    (93.6)    (89.9)
     Net premiums written and reinsurance assumed..................     103.0      91.7      85.6
     Other items...................................................       (.9)      (.9)      (.3)
                                                                      -------    ------    ------
     Balance at December 31........................................       5.3       6.8       9.6
                                                                      -------    ------    ------
  Claims:
     Balance at January 1..........................................      43.0      36.1      31.3
     Provision for claims..........................................      49.3      53.0      49.9
     Benefits paid.................................................     (47.0)    (46.1)    (45.1)
     Other Items...................................................      (4.7)       --        --
                                                                      -------    ------    ------
     Balance at December 31........................................      40.6      43.0      36.1
                                                                      -------    ------    ------
  Total insurance reserves at December 31..........................   $  45.9    $ 49.8    $ 45.7
                                                                      =======    ======    ======

                                                                      SCHEDULE X

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                                                             COLUMN B
                                                                    ---------------------------
                                                                       CHARGED TO COSTS AND
                                                                             EXPENSES
                                                                    ---------------------------
                             COLUMN A                                1994       1993      1992
------------------------------------------------------------------  ------     ------     -----
                                                                           (IN MILLIONS)
Depreciation and amortization of intangible assets and similar deferrals:
  Amortization of insurance policy acquisition costs..............  $ 47.8     $ 67.8     $30.3
  Amortization of acquired intangibles............................    56.1       48.0      43.6
                                                                    ------     ------     -----
                                                                    $103.9     $115.8     $73.9
                                                                    ======     ======     =====
Taxes other than payroll and income taxes.........................  $    *     $    *     $28.0
                                                                    ======     ======     =====

---------------
* Represents less than 1 percent of total revenues as reported in the related statements of income.

                                 EXHIBIT INDEX

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                  DESCRIPTION                                   PAGES
-----------      --------------------------------------------------------------------   ------------
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

12               Statement of Computation of Ratios of Earnings to Fixed Charges and
                 to Combined Fixed Charges and Preferred Stock Dividends.

23               Consent of Arthur Andersen LLP, Certified Public Accountants.

27               Financial Data Schedule.