Form 10-Q
period 1995-03-31
HOUSEHOLD FINANCE CORP
filed 1995-05-12
CIK 48681

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1995, there were 1,000 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
- --------------------

In millions.
- -------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                    1995                      1994
- -------------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . . .               $400.0                    $348.0
Interest income from noninsurance investment securities. . . .                  9.5                       9.6
Interest expense . . . . . . . . . . . . . . . . . . . . . . .                192.4                     123.5
                                                                             --------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . . .                217.1                     234.1
Provision for credit losses on owned receivables . . . . . . .                117.7                     123.9
                                                                             --------------------------------
Net interest margin after provision for credit losses. . . . .                 99.4                     110.2
                                                                             --------------------------------
Securitization and servicing fee income. . . . . . . . . . . .                109.6                      85.9
Insurance premiums and contract revenues . . . . . . . . . . .                 71.9                      69.1
Investment income. . . . . . . . . . . . . . . . . . . . . . .                135.4                     136.3
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . .                 23.5                      18.1
Other income . . . . . . . . . . . . . . . . . . . . . . . . .                 12.2                      17.7
                                                                             --------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . . .                352.6                     327.1
                                                                             --------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . . .                 58.5                      57.7
Other operating expenses . . . . . . . . . . . . . . . . . . .                165.1                     176.9
Policyholders' benefits. . . . . . . . . . . . . . . . . . . .                134.0                     124.2
                                                                             --------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . . .                357.6                     358.8
                                                                             --------------------------------
Income before income taxes . . . . . . . . . . . . . . . . . .                 94.4                      78.5
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                 30.7                      25.4
                                                                             --------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 63.7                    $ 53.1
                                                                             ================================

See notes to condensed financial statements.

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
- --------------

In millions.
- ----------------------------------------------------------------------------------------------------
                                                                          March 31,     December 31,
                                                                               1995             1994
- ----------------------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   110.0        $    97.3
Investment securities (fair value of $7,343.4 and $7,205.7). . .            7,303.4          7,249.6
Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .           11,284.8         10,476.3
Assets pending sale. . . . . . . . . . . . . . . . . . . . . . .                  -            398.3
Advances to parent company and affiliates. . . . . . . . . . . .              467.8            482.3
Deferred insurance policy acquisition costs. . . . . . . . . . .              554.0            621.4
Acquired intangibles . . . . . . . . . . . . . . . . . . . . . .              342.7            357.2
Properties and equipment . . . . . . . . . . . . . . . . . . . .              207.6            211.5
Assets acquired through foreclosure. . . . . . . . . . . . . . .              181.2            176.3
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .              844.5            941.2
                                                                          --------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .          $21,296.0        $21,011.4
                                                                          ==========================

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Debt:
  Commercial paper, bank and other borrowings. . . . . . . . . .          $ 4,360.5        $ 3,800.6
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . . .            7,218.6          7,728.3
                                                                          --------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,579.1         11,528.9
Insurance policy and claim reserves. . . . . . . . . . . . . . .            6,773.7          6,643.4
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .              908.8            880.0
                                                                          --------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .           19,261.6         19,052.3
                                                                          --------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .              100.0            100.0
                                                                          --------------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . . . . . . . . . . . .              691.2            691.2
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .            1,302.1          1,260.2
  Foreign currency translation adjustments . . . . . . . . . . .               (9.4)            (8.9)
  Unrealized loss on investments, net. . . . . . . . . . . . . .              (49.5)           (83.4)
                                                                          --------------------------
Total common shareholder's equity. . . . . . . . . . . . . . . .            1,934.4          1,859.1
                                                                          --------------------------
Total liabilities and shareholder's equity . . . . . . . . . . .          $21,296.0        $21,011.4
                                                                          ==========================

See notes to condensed financial statements.

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.
- ---------------------------------------------------------------------------------------------------
Three months ended March 31                                                  1995              1994
- ---------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    63.7         $    53.1
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . . .    117.7             123.9
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . . .    112.1              90.4
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .     42.2              43.4
  Net realized (gains) losses from sales of assets . . . . . . . . . . .      4.9              (8.4)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . . .    (20.6)            (19.8)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     99.9              71.7
                                                                        ---------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . . .    419.9             354.3
                                                                        ---------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (384.2)           (984.1)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     85.8             198.6
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    105.7             786.7
Short-term investment securities, net change . . . . . . . . . . . . . .    260.6             (77.9)
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . . . (1,748.9)         (1,606.6)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,042.1             984.3
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    604.8              68.7
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . . .   (953.1)           (403.1)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3.3)             (3.7)
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    542.7             470.9
Properties and equipment purchased . . . . . . . . . . . . . . . . . . .     (9.1)             (4.6)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . . .       .1                .2
Advances to (from) parent company and affiliates . . . . . . . . . . . .     14.5             (11.1)
                                                                        ---------------------------
Cash decrease from investments in operations . . . . . . . . . . . . . .   (442.3)           (581.7)
                                                                        ---------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . . .    559.9            (231.0)
Senior and senior subordinated debt issued . . . . . . . . . . . . . . .    585.5             966.3
Senior and senior subordinated debt retired. . . . . . . . . . . . . . . (1,109.4)           (637.7)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . . .   (195.5)           (117.3)
Cash received from policyholders . . . . . . . . . . . . . . . . . . . .    216.4             188.7
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . .     (1.8)             (1.7)
Capital contribution (to) from parent company. . . . . . . . . . . . . .    (20.0)             45.0
                                                                        ---------------------------
Cash increase from financing and capital transactions. . . . . . . . . .     35.1             212.3
                                                                        ---------------------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . .     12.7             (15.1)
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .     97.3              27.8
                                                                        ---------------------------
Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   110.0         $    12.7
                                                                        ===========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   161.0         $   128.9
                                                                        ===========================
Income taxes paid (received) . . . . . . . . . . . . . . . . . . . . . .$   (75.7)        $     1.2
                                                                        ===========================

See notes to condensed financial statements.

Household Finance Corporation and Subsidiaries

BUSINESS SEGMENT DATA
- ---------------------
The company reassessed the significance of its Liquidating Commercial Lines ("LCL") segment as of December 31, 1994. In recognition of the significant 1994 decline in the level of LCL assets and a reduced risk posture for these assets, the LCL segment has been combined with the Finance and Banking segment. To better analyze financial condition and results of operations and related trends, prior year earnings and selected balance sheet data have been reclassified to reflect this combination.

In millions.
- --------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                       1995                    1994
- --------------------------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .             $   590.3               $   513.2
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .                 171.8                   171.5
                                                                             ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   762.1               $   684.7
                                                                             =================================
NET INCOME
- ----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .             $    52.5               $    41.4
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .                  11.2                    11.7
                                                                             ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    63.7               $    53.1
                                                                             =================================
Return on average owned assets*. . . . . . . . . . . . . . . . .                  1.18%                   1.06%
                                                                             ---------------------------------
Return on average common shareholder's equity* . . . . . . . . .                  12.4%                   12.0%
                                                                             ---------------------------------
*Annualized

In millions.
- --------------------------------------------------------------------------------------------------------------
                                                                             March 31,                Dec. 31,
Assets                                                                            1995                    1994
- --------------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . . .             $13,555.5               $13,570.0
Individual Life Insurance. . . . . . . . . . . . . . . . . . . .               7,740.5                 7,441.4
                                                                             ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $21,296.0               $21,011.4
                                                                             =================================

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in Household Finance Corporation's (the "company") Annual Report on Form 10-K for its fiscal year ended December 31, 1994. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.   INVESTMENT SECURITIES
     ---------------------
     Investment securities consisted of the following:

     -----------------------------------------------------------------------------------------------------------
     In millions.                                                       March 31, 1995         December 31, 1994
     -----------------------------------------------------------------------------------------------------------
                                                                   Carrying       Fair       Carrying       Fair
                                                                      Value      Value          Value      Value
     -----------------------------------------------------------------------------------------------------------
     TRADING INVESTMENTS
     Government securities and other . . . . . . . . . . . . . .          -          -       $    2.9   $    2.9
                                                                   ---------------------------------------------
     AVAILABLE-FOR-SALE INVESTMENTS
     Marketable equity securities  . . . . . . . . . . . . . . .   $   67.5   $   67.5           53.9       53.9
     Corporate debt securities . . . . . . . . . . . . . . . . .    2,561.5    2,561.5        2,545.9    2,545.9
     Government debt securities. . . . . . . . . . . . . . . . .      224.0      224.0          211.3      211.3
     Mortgage-backed securities. . . . . . . . . . . . . . . . .      879.7      879.7          817.9      817.9
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       23.9       23.9           62.5       62.5
                                                                   ---------------------------------------------
     Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . .    3,756.6    3,756.6        3,691.5    3,691.5
                                                                   ---------------------------------------------
     HELD-TO-MATURITY INVESTMENTS
     Corporate debt securities . . . . . . . . . . . . . . . . .    1,802.7    1,845.9        1,827.4    1,818.3
     Government debt securities. . . . . . . . . . . . . . . . .       21.7       20.4           23.1       20.6
     Mortgage-backed securities. . . . . . . . . . . . . . . . .    1,074.0    1,076.5        1,063.1    1,041.9
     Mortgage loans on real estate . . . . . . . . . . . . . . .      146.9      150.0          161.9      158.5
     Policy loans. . . . . . . . . . . . . . . . . . . . . . . .       75.2       75.2           72.7       72.7
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      313.7      306.2          298.1      290.4
                                                                   ---------------------------------------------
     Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . .    3,434.2    3,474.2        3,446.3    3,402.4
                                                                   ---------------------------------------------
     Accrued investment income . . . . . . . . . . . . . . . . .      112.6      112.6          108.9      108.9
                                                                   ---------------------------------------------
     Total investment securities . . . . . . . . . . . . . . . .   $7,303.4   $7,343.4       $7,249.6   $7,205.7
                                                                   =============================================
     /TABLE

3.   RECEIVABLES
     -----------
     Receivables consisted of the following:

     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1995                   1994
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,863.5              $ 1,570.4
     Other secured . . . . . . . . . . . . . . . . . . . . . . .          185.7                  141.9
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        3,040.0                2,663.0
     Merchant participation. . . . . . . . . . . . . . . . . . .        1,889.0                1,843.4
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .        3,078.0                2,865.9
     Equipment financing and other commercial. . . . . . . . . .        1,050.3                1,066.6
                                                                      --------------------------------
     Total receivables owned . . . . . . . . . . . . . . . . . .       11,106.5               10,151.2

     Accrued finance charges . . . . . . . . . . . . . . . . . .          192.3                  176.5
     Credit loss reserve for owned receivables . . . . . . . . .         (446.2)                (413.7)
     Unearned credit insurance premiums and claims reserves. . .          (48.6)                 (45.9)
     Amounts due and deferred from receivables sales . . . . . .          640.2                  789.9
     Reserve for receivables serviced with limited recourse. . .         (159.4)                (181.7)
                                                                      --------------------------------
     Total receivables owned, net. . . . . . . . . . . . . . . .       11,284.8               10,476.3
     Receivables serviced with limited recourse. . . . . . . . .        7,348.1                7,808.8
     Receivables serviced with no recourse . . . . . . . . . . .          989.6                1,312.9
                                                                      --------------------------------
     Total receivables owned or serviced, net. . . . . . . . . .      $19,622.5              $19,598.0
                                                                      ================================

     The outstanding balance of receivables serviced with limited recourse consisted of the following:
     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1995                   1994
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,867.9              $ 5,074.6
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        1,659.8                1,866.0
     Merchant participation. . . . . . . . . . . . . . . . . . .          820.4                  868.2
                                                                      --------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 7,348.1              $ 7,808.8
                                                                      ================================

     The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1995                   1994
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,731.4              $ 6,645.0
     Other secured . . . . . . . . . . . . . . . . . . . . . . .          185.7                  141.9
     Bankcard. . . . . . . . . . . . . . . . . . . . . . . . . .        4,699.8                4,529.0
     Merchant participation. . . . . . . . . . . . . . . . . . .        2,709.4                2,711.6
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .        3,078.0                2,865.9
     Equipment financing and other commercial. . . . . . . . . .        1,050.3                1,066.6
                                                                      --------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $18,454.6              $17,960.0
                                                                      ================================

     The outstanding balance of receivables serviced with no recourse consisted of the following:
     -------------------------------------------------------------------------------------------------
                                                                      March 31,           December 31,
     In millions.                                                          1995                   1994
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . . . . . . . . . . . .      $   122.7              $   311.8
     Other unsecured . . . . . . . . . . . . . . . . . . . . . .          866.9                1,001.1
                                                                      --------------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   989.6              $ 1,312.9
                                                                      ================================
     /TABLE

     The amounts due and deferred from receivables sales of $640.2 million at March 31, 1995 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $605.6 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $281.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $83.9 million at March 31, 1995. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $159.4 million at March 31, 1995 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

     See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 14 through 16 for additional information related to the credit quality of receivables.

4.   CREDIT LOSS RESERVES
     --------------------

     An analysis of credit loss reserves for the three months ended March 31 was as follows:

     ------------------------------------------------------------------------------------------------
     In millions.                                                                1995            1994
     ------------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables at January 1 . . . . . . . .  $ 413.7         $ 452.7
     Provision for credit losses - owned receivables . . . . . . . . . . . .    117.7           123.9
     Owned receivables charged off . . . . . . . . . . . . . . . . . . . . .   (115.0)         (141.0)
     Recoveries on owned receivables . . . . . . . . . . . . . . . . . . . .     20.5            18.9
     Credit loss reserves on receivables purchased, net. . . . . . . . . . .        -              .3
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9.3              .3
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31               446.2           455.1
                                                                              -----------------------
     Credit loss reserves for receivables serviced with
       limited recourse at January 1 . . . . . . . . . . . . . . . . . . . .    181.7           134.5
     Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .     14.9            30.6
     Chargeoffs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (42.7)          (36.3)
     Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.9              .9
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3.6             (.3)
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
       LIMITED RECOURSE AT MARCH 31. . . . . . . . . . . . . . . . . . . . .    159.4           129.4
                                                                              -----------------------
     TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT MARCH 31. . . . .  $ 605.6         $ 584.5
                                                                              =======================

5.   INCOME TAXES
     ------------
     Effective tax rates for the three months ended March 31, 1995 and 1994 of 32.5 and 32.4 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) leveraged lease tax benefits, (b) amortization of intangible assets, (c) state and local income taxes, (d) increase in 1995 and reduction in 1994 of noncurrent tax requirements and (e) foreign loss carry forwards in 1994.

6.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
     -----------------------------------------------
     HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $467.8 million at March 31, 1995 compared to $482.3 million at December 31, 1994. Advances from parent company and affiliates, which are included in other liabilities, were $202.6 million at March 31, 1995 and $203.0 million at December 31, 1994. Net interest income on these affiliated balances was $8.0 and $4.1 million for the three months ended March 31, 1995 and 1994, respectively.
PAGE> 9
2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS

     CONSOLIDATED OVERVIEW

     Operations Summary
     ------------------

     Net income for the first quarter was $63.7 million, up 20 percent from $53.1 million in 1994.

     During the first quarter of 1995, the company's profitability was affected by the following:

     - The consumer finance business increased earnings primarily due to managed receivable portfolio growth, lower credit costs and improved operating efficiency.

         The credit card business reported slightly higher earnings compared to the prior year quarter. The bankcard business reported higher net interest margin and fee income due to portfolio growth. In the second quarter of 1994, the company began issuing the General Motors credit card ("GM Card"), which previously had been issued by an affiliate of the company. Partially offsetting higher bankcard earnings were lower earnings in the private-label credit card business primarily due to higher credit costs.

         The commercial business reported breakeven operating results in the first quarter compared to a loss last year primarily due to lower credit costs.

     Balance Sheet Review
     --------------------

     - In the fourth quarter of 1994, the company formed a joint venture and entered into an agreement to sell $398 million of performing commercial receivables to this entity, contingent upon the joint venture obtaining third-party, non-recourse financing. The joint venture received the financing in March 1995 and completed the purchase of the receivables. These receivables were classified as Assets Pending Sale on the Balance Sheet at December 31, 1994.

     - Owned assets totaled $21.3 billion, up slightly from $21.0 billion at December 31, 1994. Growth in other unsecured receivables was offset by the previously-mentioned sale of commercial receivables to a joint venture.

     - Managed consumer receivables (owned receivables plus those serviced with limited recourse) were up 13 percent over the prior year period. Home equity receivable volumes in the company's consumer finance business were up 13 percent compared to the prior year period due to strong demand in the wholesale and retail networks. Demand for credit cards and unsecured loans also remained strong as volume on these products increased 31 percent during the first three months compared to the same year-ago period.

     - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.50 percent, down from 3.58 percent at December 31, 1994 and 4.24 percent at March 31, 1994. Consumer credit loss reserves as a percent of managed consumer delinquency were 76.0 percent, flat compared to December 31, 1994 and up 24 percent from a year ago. The annualized total consumer managed chargeoff ratio in the first quarter of 1995 was 2.97 percent, essentially unchanged compared to 3.00 percent in the prior quarter and down from 3.42 percent in the year-ago quarter.

     - In April 1995 the company entered into an agreement to sell to a third party its purchased mortgage servicing rights. The sale is not expected to have a material impact on the company's operating results.

     - The company's debt to equity ratio was 5.7 to 1 compared to 5.9 to 1 at December 31, 1994. The ratios were affected by Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholder's equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, the unrealized loss does not reflect the change in the economic value of shareholder's equity due to higher interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the reduction in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholder's equity, the company's debt to equity ratio was 5.6 to 1 at March 31, 1995, flat with December 31, 1994.

     FINANCE AND BANKING
     -------------------
     Statements of Income

     ----------------------------------------------------------------------------------------------------------
     All dollar amounts are stated in millions.
     Three months ended March 31                                                 1995                      1994
     ----------------------------------------------------------------------------------------------------------
     Finance income. . . . . . . . . . . . . . . . . . . . . .              $   400.0                 $   348.0
     Interest income from noninsurance investment securities .                    9.5                       9.6
     Interest expense. . . . . . . . . . . . . . . . . . . . .                  192.4                     122.4
                                                                            -----------------------------------
     Net interest margin . . . . . . . . . . . . . . . . . . .                  217.1                     235.2
     Provision for credit losses on owned receivables. . . . .                  117.7                     123.9
                                                                            -----------------------------------

     Net interest margin after provision for credit losses . .                   99.4                     111.3
                                                                            -----------------------------------
     Securitization and servicing fee income . . . . . . . . .                  109.6                      85.9
     Insurance premiums and contract revenues. . . . . . . . .                   32.9                      30.3
     Investment income . . . . . . . . . . . . . . . . . . . .                    2.6                       3.6
     Fee income. . . . . . . . . . . . . . . . . . . . . . . .                   23.5                      18.1
     Other income. . . . . . . . . . . . . . . . . . . . . . .                   12.2                      17.7
                                                                            -----------------------------------
     Total other revenues. . . . . . . . . . . . . . . . . . .                  180.8                     155.6
                                                                            -----------------------------------
     Costs and expenses:
       Salaries and fringe benefits. . . . . . . . . . . . . .                   53.1                      51.0
       Other operating expenses. . . . . . . . . . . . . . . .                  134.7                     141.4
       Policyholders' benefits . . . . . . . . . . . . . . . .                   15.5                      14.3
       Income taxes. . . . . . . . . . . . . . . . . . . . . .                   24.4                      18.8
                                                                            -----------------------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . .              $    52.5                 $    41.4
                                                                            ===================================
     Average receivables:
       Owned . . . . . . . . . . . . . . . . . . . . . . . . .              $10,934.7*                $10,318.7
       Serviced with limited recourse. . . . . . . . . . . . .                7,670.4                   6,846.8
                                                                            -----------------------------------
     Average managed receivables . . . . . . . . . . . . . . .               18,605.1*                 17,165.5
     Serviced with no recourse . . . . . . . . . . . . . . . .                1,130.5                   1,599.8
                                                                            -----------------------------------
     Average receivables owned or serviced . . . . . . . . . .              $19,735.6*                $18,765.3
                                                                            ===================================
     Return on average owned assets - annualized . . . . . . .                   1.50%                     1.26%
                                                                            ===================================

     *   Includes average balance of Assets Pending Sale, which consisted of commercial receivables sold to a joint venture in March 1995.

     ----------------------------------------------------------------------------------------------------------
                                                                            March 31,              December 31,
     In millions.                                                                1995                      1994
     ----------------------------------------------------------------------------------------------------------

     End-of-period receivables:
       Owned . . . . . . . . . . . . . . . . . . . . . . . . .              $11,106.5                 $10,151.2
       Serviced with limited recourse. . . . . . . . . . . . .                7,348.1                   7,808.8
                                                                            -----------------------------------
     Managed receivables . . . . . . . . . . . . . . . . . . .               18,454.6                  17,960.0
     Serviced with no recourse . . . . . . . . . . . . . . . .                  989.6                   1,312.9
                                                                            -----------------------------------
     Receivables owned or serviced . . . . . . . . . . . . . .              $19,444.2                 $19,272.9
                                                                            ===================================
     /TABLE

     Overview
     --------
     Finance and Banking earnings for the first quarter increased to $52.5 million from $41.4 million in the year-ago period, with positive contributions from all businesses. See Operations Summary on page 9 for further discussion of the operating results of the company's Finance and Banking businesses.

     Receivables
     -----------
     Managed consumer receivables were up 3 percent compared to December 31, 1994 and 13 percent compared to the March 31, 1994 level. See Balance Sheet Review on page 9 for further discussion.

     Receivables owned totaled $11.1 billion at March 31, 1995, up from both December 31, 1994 and March 31, 1994. The level of owned receivables may vary from quarter to quarter depending on the timing and significance of securitization transactions in a particular period.

     Net interest margin
     -------------------
     Net interest margin was $217.1 million for the first quarter of 1995, down from $235.2 million in the first quarter of 1994. Higher finance income generated by the higher level of interest-earning assets and the shift in product mix towards higher-yielding unsecured receivables was offset by higher funding costs. Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.59 percent, compared to 7.75 percent in the prior quarter and 8.68 percent in the first quarter of 1994. This decline primarily was attributable to higher short-term rates and lags in repricing variable rate products, partially offset by the shift in product mix towards higher-yielding unsecured receivables.

     Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization and servicing fee income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $348.6 million for the first quarter of 1995, down from $356.3 million in the same year-ago period. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.30 percent compared to 7.39 percent in the previous quarter and 8.06 percent in the year-ago quarter. Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

     Provision for credit losses
     ---------------------------
     The provision for credit losses for receivables totaled $117.7 million, down 5 percent from $123.9 million in the comparable prior year period. The level of provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period. The decrease in the provision in 1995 reflected the underlying improvement in the receivable portfolio, which experienced lower delinquency and chargeoffs in the first quarter of 1995 than in the first quarter of 1994. See the credit quality section for further discussion of factors affecting the provision for credit losses.

     Other revenues
     --------------
     Securitization and servicing fee income consists of two components: income, net of provision for credit losses, associated with the securitizations and sales of receivables with limited recourse and servicing fee income related primarily to the servicing of receivables with no recourse. Securitization income increased compared to the same year-ago period due to a higher level of securitized receivables outstanding and a shift in the mix of the serviced portfolio toward higher-yielding and fee-based credit card receivables. Servicing fee income was higher than the first quarter of 1994, which was impacted by the write-downs of purchased mortgage servicing rights.

     Fee income includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $23.5 million in the first quarter of 1995, up from $18.1 million in the comparable period of the prior year primarily due to interchange and other fees related to growth in owned credit card receivables.

     Expenses
     --------
     Salaries and fringe benefits were $53.1 million compared to $51.0 million in the first quarter of 1994. Other operating expenses were $134.7 million in the first quarter of 1995, down from $141.4 million in the same period of 1994.

     The effective tax rate for the Finance and Banking segment was 31.7 percent, compared to 31.2 percent in the first quarter of 1994.

     Credit Loss Reserves
     --------------------
     The company's credit portfolios and credit management policies have historically been divided into two distinct components - consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored on an individual transaction basis and is also evaluated based on overall risk factors. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

     Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

     -----------------------------------------------------------------------------------------------
                                                 March 31,           December 31,          March 31,
                                                      1995                  1994                1994
     -----------------------------------------------------------------------------------------------
     Owned . . . . . . . . . . . . . . . . .        $446.2                $413.7             $455.1
     Serviced with limited recourse. . . . .         159.4                 181.7              129.4
                                                    -----------------------------------------------
     Total . . . . . . . . . . . . . . . . .        $605.6                $595.4             $584.5
                                                    ===============================================

     Managed credit loss reserves were up 2 percent from December 31, 1994 and up 4 percent from March 31, 1994. Managed credit loss reserves as a percent of nonperforming managed receivables were 105.7 percent, increased slightly from 103.5 percent at December 31, 1994 and were up from 82.9 percent at March 31, 1994. Consumer credit loss reserves as a percent of managed consumer delinquency were 76.0 percent at March 31, 1995 compared to 75.0 percent at December 31, 1994 and 61.3 percent at March 31, 1994. Consumer credit loss reserves as a percent of annualized consumer net chargeoffs were 91.1 percent for the first quarter, essentially unchanged compared to 90.0 percent for the fourth quarter of 1994 but up from 75.8 percent for the first quarter of 1994.

     Total owned and managed credit loss reserves as a percent of receivables were as follows:

     ----------------------------------------------------------------------------------------------
                                                March 31,          December 31,           March 31,
                                                     1995                  1994                1994
     ----------------------------------------------------------------------------------------------
     Owned . . . . . . . . . . . . . . . . .         4.02%                 4.08%               4.33%
     Managed . . . . . . . . . . . . . . . .         3.28                  3.32                3.42
                                                     ----------------------------------------------

     The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer and commercial credit loss reserves. While management allocates substantially all reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

     Credit Quality
     --------------
     Delinquency declined compared to both the prior and year-ago quarters, while chargeoff levels were essentially unchanged from the prior quarter and were below the year-ago quarter.

     Delinquency
     -----------
     Delinquency levels are monitored on a managed basis which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

     Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

     -------------------------------------------------------------------------------------------------
                                               3/31/95   12/31/94      9/30/94     6/30/94     3/31/94
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . .      2.81%      2.80%        2.83%       2.97%       3.32%
     Other secured . . . . . . . . . . . . .      1.09       1.23         4.00        5.01        4.32
     Bankcard. . . . . . . . . . . . . . . .      2.71       2.88         3.18        3.40        3.52
     Merchant participation. . . . . . . . .      4.67       4.87         5.02        4.55        5.03
     Other unsecured . . . . . . . . . . . .      5.34       5.40         6.27        6.76        7.28
                                                  ----------------------------------------------------
     Total . . . . . . . . . . . . . . . . .      3.50%      3.58%        3.85%       3.95%       4.24%
                                                  ====================================================

     Delinquency as a percent of managed consumer receivables declined from both the prior quarter and the prior year level. The decline in the delinquency ratio compared to the previous quarter was driven by improvements in all unsecured products. The year-over-year decline in the delinquency ratio was driven by continued improvement in the home equity and other unsecured portfolios in part resulting from a recently implemented scoring system which provides the company with growth opportunities while controlling the associated incremental risk.

     Bankcard delinquency decreased from December 1994 and March 1994. Delinquency benefited from the issuance of GM Card receivables since June 1994. This new product positively impacted the delinquency percent, as new accounts were added to the receivables base but had only a minimal impact on delinquency. The non-GM Card portfolio also continued to show improvement in the first quarter of 1995 primarily due to tight underwriting standards. Excluding the impact of the GM Card program, bankcard and total delinquency at March 31, 1995 would have still been below the prior year levels.

     Future changes in delinquency will depend on economic conditions in the various regional areas where the company operates, the composition of the managed receivables base, and the maturation of the GM Card portfolio.

     Net Chargeoffs of Consumer Receivables
     --------------------------------------
     Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

     -------------------------------------------------------------------------------------------------
                                                 First      Fourth      Third       Second       First
                                               Quarter     Quarter    Quarter      Quarter     Quarter
                                                  1995        1994       1994         1994        1994
     -------------------------------------------------------------------------------------------------
     Home equity . . . . . . . . . . . . . .       .82%        .93%      1.02%        1.42%       1.27%
     Other secured . . . . . . . . . . . . .         -        1.42       1.86         1.95        1.51
     Bankcard. . . . . . . . . . . . . . . .      4.73        4.89       4.78         5.26        5.74
     Merchant participation. . . . . . . . .      4.85        4.26       3.87         3.81        3.87
     Other unsecured . . . . . . . . . . . .      3.54        4.11       4.76         5.57        5.60
                                                  ----------------------------------------------------
     Total . . . . . . . . . . . . . . . . .      2.97%       3.00%      3.02%        3.38%       3.42%
                                                  ====================================================

     Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1995 were essentially unchanged compared to the fourth quarter of 1994 and were lower than the year-ago quarter. The other unsecured and home equity portfolios continued to show improvement in the first quarter due to the favorable performance of recently underwritten receivables. Bankcard chargeoffs also continued to decline, primarily due to improvement in the non-GM Card portfolio. Bankcard chargeoffs also continued to benefit from the GM Card receivables, as new accounts were added to the receivable base but only contributed minimal chargeoffs. Excluding the impact of the GM Card program, bankcard and total chargeoffs for the quarter would still have declined. Increased merchant participation chargeoffs in the quarter primarily related to merchant programs the company has decided to exit.

     Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, future changes in chargeoff trends may be impacted by factors such as a shift in product mix, economic conditions and the impact of personal bankruptcies. Consequently, the extent and timing of improvements in the chargeoff trend remains uncertain.

     Nonperforming Assets
     --------------------
     Nonperforming assets consisted of the following:

     -------------------------------------------------------------------------------------------------
     In millions.                              3/31/95    12/31/94     9/30/94     6/30/94     3/31/94
     -------------------------------------------------------------------------------------------------
     Nonaccrual managed receivables. . . . .    $355.6      $395.5      $424.5    $  468.7    $  536.1
     Accruing managed consumer receivables
       90 or more days delinquent. . . . . .     131.7       138.2       135.3       133.5       140.1
     Renegotiated commercial loans . . . . .      85.9        41.8        44.9        28.5        29.2
                                                ------------------------------------------------------
     Total nonperforming managed receivables     573.2       575.5       604.7       630.7       705.4
     Real estate owned . . . . . . . . . . .     129.3       124.6       318.3       317.0       327.7
     Other assets acquired through foreclosure    51.9        51.7        58.1        79.8        81.3
                                                ------------------------------------------------------
     Total nonperforming assets. . . . . . .    $754.4      $751.8      $981.1    $1,027.5    $1,114.4
                                                ======================================================
     Managed credit loss reserves as a percent
       of nonperforming managed receivables.     105.7%      103.5%       97.1%       90.9%       82.9%
                                                ------------------------------------------------------

     Effective January 1, 1995 the company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS No. 114 requires that a loan be recognized as impaired when it is probable that all contractual amounts due will not be repaid. FAS No. 114 specifically excludes groups of individually small dollar, homogenous loans where collectibility is evaluated collectively, such as the company's consumer receivable portfolio. At March 31, impaired commercial loans included in the above table were not significant and their ultimate disposition is not expected to have a material impact on the company's results of operations. The adoption of FAS No. 114 had no impact on the company's results of operations for the three months ended March 31, 1995. Credit loss reserves for impaired loans are included in reserves for managed receivables described on page 13.

     INDIVIDUAL LIFE INSURANCE
     -------------------------
     Individual Life Insurance net income was $11.2 million, compared to $11.7 million in the prior year period.

     Statements of Income

     --------------------------------------------------------------------------------------
     All dollar amounts are stated in millions.
     Three months ended March 31                              1995                     1994
     --------------------------------------------------------------------------------------
     Investment income . . . . . . . . . . . . .         $   132.8                $   132.7
     Insurance premiums and
       contract revenues . . . . . . . . . . . .              39.0                     38.8
                                                         ----------------------------------
     Total revenues. . . . . . . . . . . . . . .             171.8                    171.5
     Costs and expenses:
       Policyholders' benefits . . . . . . . . .             118.5                    109.9
       Operating expenses. . . . . . . . . . . .              35.8                     43.3
       Income taxes. . . . . . . . . . . . . . .               6.3                      6.6
                                                         ----------------------------------
     Net income. . . . . . . . . . . . . . . . .         $    11.2                $    11.7
                                                         ==================================
     Return on average assets - annualized . . .               .59%                     .68%
                                                         ==================================
     --------------------------------------------------------------------------------------
                                                           March 31,           December 31,
     In millions.                                               1995                   1994
     --------------------------------------------------------------------------------------
     Investment securities . . . . . . . . . . . . .       $ 6,790.3              $ 6,669.9
     Life insurance in-force . . . . . . . . . . . .        39,619.1               36,560.4
                                                           ================================

     Investment securities for the Individual Life Insurance segment totaled $6.8 billion, up from the December 31, 1994 level. The Individual Life Insurance portfolio represented approximately 93 percent of the company's total investment portfolio at March 31, 1995. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 7.2 percent of the insurance investment portfolio at March 31, 1995, compared to 6.9 percent at December 31, 1994.

     At March 31, 1995 the market value for the insurance held-to-maturity investment portfolio was 102 percent of the carrying value compared to 99 percent at December 31, 1994. The increase in market value over book value during the first three months of 1995 was mainly the result of slightly lower long-term interest rates. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and may sell securities in an attempt to maximize its capital position.

     Investment income includes both interest income on investment securities and realized gains and losses on the sale of available-for-sale investments. Investment income in the first quarter of 1995 was $132.8 million, flat compared with the year-ago period despite losses on sales of available-for-sale investments compared to gains in the first quarter of 1994, before interest rates began to rise. These losses were partially offset by higher interest income resulting from higher yields and a larger investment portfolio.

     Insurance premiums and contract revenues for the first quarter were flat with the prior year period.

     Policyholders' benefits in the first quarter of 1995 were $118.5 million, up from $109.9 million in the same period in 1994 due to higher interest credited to policyholders caused by higher interest rates and life insurance in-force.

     Operating expenses in the first quarter were down compared to the year-ago period due to lower amortization of deferred insurance policy acquisition costs ("DAC") primarily resulting from lower gains from investment sales.

     The effective tax rate was 36.0 percent for the first quarter of 1995, compared to 36.1 percent a year ago.

     Part II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         27         Financial Data Schedule.

    (b)  Reports on Form 8-K

         During the first quarter of 1995, the Registrant filed a Current Report on Form 8-K dated February 21, 1995, reporting pursuant to
         Item 5, "Other Events" selected unaudited financial information which presents the results of operations for Household Finance Corporation as of and for the years ended December 31, 1994 and 1993.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOUSEHOLD FINANCE CORPORATION
                            -----------------------------
                            (Registrant)


Date:  May 12, 1995              By:  /s/ David A. Schoenholz
       ------------              ----------------------------
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