Form 10-Q
period 1995-06-30
HOUSEHOLD FINANCE CORP
filed 1995-08-11
CIK 48681

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-75
                       ----


                         HOUSEHOLD FINANCE CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



        Delaware                                 36-1239445
- ----------------------- -           ------------------------------------
(State of Incorporation)            (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
- ------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (708) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1995, there were 1,000 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS


Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
- --------------------

In millions.
- -----------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended       Three Months Ended
                                                                          June 30,                 June 30,
                                                                  1995        1994        1995         1994
- -----------------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .    $822.2      $714.9      $422.2       $366.9
Interest income from noninsurance investment securities. . .      19.5        18.0        10.0          8.4
Interest expense . . . . . . . . . . . . . . . . . . . . . .     396.0       271.9       203.6        148.4
                                                                -------------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .     445.7       461.0       228.6        226.9
Provision for credit losses on owned receivables . . . . . .     251.2       218.0       133.5         94.1
                                                                -------------------------------------------
Net interest margin after provision for credit losses. . . .     194.5       243.0        95.1        132.8
                                                                -------------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . . .     197.7       141.6       103.1         62.8
Insurance premiums and contract revenues . . . . . . . . . .     141.4       135.8        69.5         66.7
Investment income. . . . . . . . . . . . . . . . . . . . . .     271.0       254.5       135.6        118.2
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .      51.4        36.3        27.9         18.2
Other income . . . . . . . . . . . . . . . . . . . . . . . .      27.1        54.5         (.1)        29.7
                                                                -------------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . . .     688.6       622.7       336.0        295.6
                                                                -------------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . . .     113.1       119.2        54.6         61.5
Other operating expenses . . . . . . . . . . . . . . . . . .     328.7       327.6       163.6        150.7
Policyholders' benefits. . . . . . . . . . . . . . . . . . .     271.0       248.2       137.0        124.0
                                                                -------------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . .     712.8       695.0       355.2        336.2
                                                                -------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . .     170.3       170.7        75.9         92.2
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      54.7        55.6        24.0         30.2
                                                                -------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .    $115.6      $115.1      $ 51.9       $ 62.0
                                                                ===========================================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
- --------------

In millions.
- ---------------------------------------------------------------------------------------------------------
                                                                         June 30,            December 31,
                                                                             1995                    1994
- ---------------------------------------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   102.3               $    97.3
Investment securities (fair value of $7,636.4 and $7,205.7). .            7,515.5                 7,249.6
Receivables, net . . . . . . . . . . . . . . . . . . . . . . .           12,464.2                10,476.3
Assets pending sale. . . . . . . . . . . . . . . . . . . . . .                  -                   398.3
Advances to parent company and affiliates. . . . . . . . . . .              522.9                   482.3
Deferred insurance policy acquisition costs. . . . . . . . . .              483.7                   621.4
Acquired intangibles . . . . . . . . . . . . . . . . . . . . .              330.5                   357.2
Properties and equipment . . . . . . . . . . . . . . . . . . .              202.4                   211.5
Real estate owned. . . . . . . . . . . . . . . . . . . . . . .              103.9                   124.6
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .              762.7                   992.9
                                                                        ---------------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .          $22,488.1               $21,011.4
                                                                        =================================

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Debt:
  Commercial paper, bank and other borrowings. . . . . . . . .          $ 4,128.2               $ 3,800.6
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . . . . . . . .            8,248.8                 7,728.3
                                                                        ---------------------------------
Total debt . . . . . . . . . . . . . . . . . . . . . . . . . .           12,377.0                11,528.9
Insurance policy and claim reserves. . . . . . . . . . . . . .            6,877.6                 6,643.4
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .            1,096.7                   880.0
                                                                        ---------------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           20,351.3                19,052.3
                                                                        ---------------------------------
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . .              100.0                   100.0
                                                                        ---------------------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . . . . . . . . . . .              691.2                   691.2
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .            1,352.2                 1,260.2
  Foreign currency translation adjustments . . . . . . . . . .               (8.8)                   (8.9)
  Unrealized gain (loss) on investments, net . . . . . . . . .                2.2                   (83.4)
                                                                        ---------------------------------
Total common shareholder's equity. . . . . . . . . . . . . . .            2,036.8                 1,859.1
                                                                        ---------------------------------
Total liabilities and shareholder's equity . . . . . . . . . .          $22,488.1               $21,011.4
                                                                        =================================
See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.
- ---------------------------------------------------------------------------------------------------------
Six months ended June 30                                                     1995                    1994
- ---------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   115.6               $   115.1
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .      251.2                   218.0
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . .      199.7                   138.5
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .       80.5                    72.5
  Net realized (gains) losses from sales of assets . . . . . . . . . .       13.4                   (12.5)
  Deferred insurance policy acquisition costs. . . . . . . . . . . . .      (42.9)                  (46.0)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      260.8                   (13.9)
                                                                        ---------------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .      878.3                   471.7
                                                                        ---------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,107.0)               (1,951.4)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      226.7                   339.6
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,581.9                 1,245.7
Short-term investment securities, net change . . . . . . . . . . . . .      323.9                   178.0
Receivables, excluding bankcard:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . .   (4,063.2)               (3,379.2)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,836.7                 2,036.4
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,252.8                   889.6
Bankcard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . .   (2,456.2)               (1,006.4)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6.9)                   (7.4)
  Sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,619.3                   926.4
(Acquisition) disposition of businesses, net . . . . . . . . . . . . .      151.3                  (138.1)
Properties and equipment purchased . . . . . . . . . . . . . . . . . .      (13.1)                   (9.7)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . .         .4                      .4
Advances to parent company and affiliates. . . . . . . . . . . . . . .      (40.6)                 (103.8)
                                                                        ---------------------------------
Cash decrease from investments in operations . . . . . . . . . . . . .   (1,694.0)                 (979.9)
                                                                        ---------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . .      327.6                   (78.0)
Senior and senior subordinated debt issued . . . . . . . . . . . . . .    1,750.4                 1,539.8
Senior and senior subordinated debt retired. . . . . . . . . . . . . .   (1,274.0)               (1,173.9)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . .     (432.0)                 (243.8)
Cash received from policyholders . . . . . . . . . . . . . . . . . . .      472.3                   468.8
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .       (3.6)                   (3.6)
Dividends paid to parent company . . . . . . . . . . . . . . . . . . .      (20.0)                      -
Capital contribution from parent company . . . . . . . . . . . . . . .          -                    45.0
                                                                        ---------------------------------
Cash increase from financing and capital transactions. . . . . . . . .      820.7                   554.3
                                                                        ---------------------------------
Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        5.0                    46.1
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . .       97.3                    27.8
                                                                        ---------------------------------
Cash at June 30  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   102.3               $    73.9
                                                                        =================================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   315.0               $   309.3
                                                                        =================================

Income taxes paid (received) . . . . . . . . . . . . . . . . . . . . .  $   (44.9)              $   120.8
                                                                        =================================

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

In millions.
- -------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended     Three Months Ended
                                                                            June 30,               June 30,
                                                                     1995       1994       1995        1994
- -----------------------------------------------------------------------------------------------------------
REVENUES
- --------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . .   $1,188.0   $1,033.9     $597.7      $520.7
Individual Life Insurance. . . . . . . . . . . . . . . . . . .      342.3      321.7      170.5       150.2
                                                                 ------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,530.3   $1,355.6     $768.2      $670.9
                                                                 ==========================================
NET INCOME
- ----------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . .   $   91.3   $   92.8     $ 38.8      $ 51.4
Individual Life Insurance. . . . . . . . . . . . . . . . . . .       24.3       22.3       13.1        10.6
                                                                 ------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  115.6   $  115.1     $ 51.9      $ 62.0
                                                                 ==========================================
Return on average owned assets*. . . . . . . . . . . . . . . .       1.05%      1.13%       .94%       1.20%
                                                                 ------------------------------------------
Return on average common shareholder's equity* . . . . . . . .       11.2%      12.9%      10.1%       13.8%
                                                                 ------------------------------------------
*Annualized

In millions.
- -----------------------------------------------------------------------------------------------------------
                                                                            June 30,           December 31,
Assets                                                                          1995                   1994
- -----------------------------------------------------------------------------------------------------------
Finance and Banking. . . . . . . . . . . . . . . . . . . . . .            $14,677.7               $13,570.0
Individual Life Insurance. . . . . . . . . . . . . . . . . . .              7,810.4                 7,441.4
                                                                          ---------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $22,488.1               $21,011.4
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

2.  INVESTMENT SECURITIES
    ---------------------

    Investment securities consisted of the following:
    ---------------------------------------------------------------------------------------------------------
    In millions.                                                       June 30, 1995        December 31, 1994
    ---------------------------------------------------------------------------------------------------------
                                                                 Carrying       Fair      Carrying       Fair
                                                                    Value      Value         Value      Value
    ---------------------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other. . . . . . . . . . . . . .          -          -      $    2.9   $    2.9
                                                                 --------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . . . . . . . . . . . . . .   $   68.8   $   68.8          53.9       53.9
    Corporate debt securities. . . . . . . . . . . . . . . . .    2,744.6    2,744.6       2,545.9    2,545.9
    Government debt securities . . . . . . . . . . . . . . . .      244.0      244.0         211.3      211.3
    Mortgage-backed securities . . . . . . . . . . . . . . . .      857.4      857.4         817.9      817.9
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       23.0       23.0          62.5       62.5
                                                                 --------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . .    3,937.8    3,937.8       3,691.5    3,691.5
                                                                 --------------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate debt securities. . . . . . . . . . . . . . . . .    1,765.7    1,877.7       1,827.4    1,818.3
    Government debt securities . . . . . . . . . . . . . . . .       21.7       20.7          23.1       20.6
    Mortgage-backed securities . . . . . . . . . . . . . . . .    1,122.5    1,131.9       1,063.1    1,041.9
    Mortgage loans on real estate. . . . . . . . . . . . . . .      142.7      145.7         161.9      158.5
    Policy loans . . . . . . . . . . . . . . . . . . . . . . .       79.1       79.1          72.7       72.7
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      334.3      331.8         298.1      290.4
                                                                 --------------------------------------------
    Subtotal . . . . . . . . . . . . . . . . . . . . . . . . .    3,466.0    3,586.9       3,446.3    3,402.4
                                                                 --------------------------------------------
    Accrued investment income. . . . . . . . . . . . . . . . .      111.7      111.7         108.9      108.9
                                                                 --------------------------------------------
    Total investment securities. . . . . . . . . . . . . . . .   $7,515.5   $7,636.4      $7,249.6   $7,205.7
                                                                 ============================================
    /TABLE

3.  RECEIVABLES
    -----------

    Receivables consisted of the following:
    -------------------------------------------------------------------------------------------------------
                                                                     June 30,                  December 31,
    In millions.                                                         1995                          1994
    -------------------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .      $ 2,026.1                     $ 1,570.4
    Other secured. . . . . . . . . . . . . . . . . . . . . . .          172.0                         141.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . .        3,438.1                       2,663.0
    Merchant participation . . . . . . . . . . . . . . . . . .        2,370.0                       1,843.4
    Other unsecured. . . . . . . . . . . . . . . . . . . . . .        3,242.7                       2,865.9
    Equipment financing and other commercial . . . . . . . . .          991.7                       1,066.6
                                                                    ---------------------------------------
    Total receivables owned  . . . . . . . . . . . . . . . . .       12,240.6                      10,151.2

    Accrued finance charges. . . . . . . . . . . . . . . . . .          202.4                         176.5
    Credit loss reserve for owned receivables. . . . . . . . .         (484.2)                       (413.7)
    Unearned credit insurance premiums and claims reserves . .          (51.7)                        (45.9)
    Amounts due and deferred from receivables sales. . . . . .          706.0                         789.9
    Reserve for receivables serviced with limited recourse . .         (148.9)                       (181.7)
                                                                    ---------------------------------------
    Total receivables owned, net . . . . . . . . . . . . . . .       12,464.2                      10,476.3
    Receivables serviced with limited recourse . . . . . . . .        7,320.3                       7,808.8
                                                                    ---------------------------------------
    Total managed receivables, net . . . . . . . . . . . . . .      $19,784.5                     $18,285.1
                                                                    =======================================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:
    -------------------------------------------------------------------------------------------------------
                                                                     June 30,                  December 31,
    In millions.                                                         1995                          1994
    -------------------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .      $ 4,944.5                     $ 5,074.6
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . .        1,600.0                       1,866.0
    Merchant participation . . . . . . . . . . . . . . . . . .          775.8                         868.2
                                                                    ---------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 7,320.3                     $ 7,808.8
                                                                    =======================================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    -------------------------------------------------------------------------------------------------------
                                                                     June 30,                  December 31,
    In millions.                                                         1995                          1994
    -------------------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . .      $ 6,970.6                     $ 6,645.0
    Other secured. . . . . . . . . . . . . . . . . . . . . . .          172.0                         141.9
    Bankcard . . . . . . . . . . . . . . . . . . . . . . . . .        5,038.1                       4,529.0
    Merchant participation . . . . . . . . . . . . . . . . . .        3,145.8                       2,711.6
    Other unsecured. . . . . . . . . . . . . . . . . . . . . .        3,242.7                       2,865.9
    Equipment financing and other commercial . . . . . . . . .          991.7                       1,066.6
                                                                    ---------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .      $19,560.9                     $17,960.0
                                                                    =======================================
    /TABLE

    The amounts due and deferred from receivables sales of $706.0 million at June 30, 1995 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $629.8 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $277.3 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $85.8 million at June 30, 1995. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $148.9 million at June 30, 1995 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 14 through 16 for additional information related to the credit quality of receivables.

4.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the six months ended June 30 was as follows:
    ---------------------------------------------------------------------------------------------------
    In millions.                                                                  1995             1994
    ---------------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1. . . . . . . .     $ 413.7          $ 452.7
    Provision for credit losses - owned receivables. . . . . . . . . . . .       251.2            218.0
    Owned receivables charged off  . . . . . . . . . . . . . . . . . . . .      (233.8)          (267.1)
    Recoveries on owned receivables  . . . . . . . . . . . . . . . . . . .        39.9             37.4
    Credit loss reserves on receivables purchased, net . . . . . . . . . .         4.5                -
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8.7             (1.3)
                                                                               ------------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30                  484.2            439.7
                                                                               ------------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1. . . . . . . . . . . . . . . . . . . .       181.7            134.5
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .        44.9             71.9
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (84.5)           (74.1)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.1              2.2
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.7             (1.1)
                                                                               ------------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT JUNE 30. . . . . . . . . . . . . . . . . . . .         148.9            133.4
                                                                               ------------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT JUNE 30. . . .       $ 633.1          $ 573.1
                                                                               ========================

5.  INCOME TAXES
    ------------
    Effective tax rates for the six months ended June 30, 1995 and 1994 of 32.1 and 32.6 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) leveraged lease tax benefits, (b) dividends received deduction applicable to term preferred stock, (c) amortization of intangible assets, (d) state and local income taxes, (e) increase in 1995 and reduction in 1994 of noncurrent tax requirements and (f) foreign loss carry forwards in 1994.

6.  TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
    -----------------------------------------------
    HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $522.9 million at June 30, 1995 compared to $482.3 million at December 31, 1994. Advances from parent company and affiliates, which are included in other liabilities, were $203.0 million at December 31, 1994. There were no advances from parent company and affiliates at June 30, 1995. Net interest income on these affiliated balances was $14.0 and $9.4 million for the six months ended
    June 30, 1995 and 1994, respectively.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CONSOLIDATED OVERVIEW

    Operations Summary
    ------------------
    Net income for the second quarter and first six months of 1995 was $51.9 and $115.6 million, compared to $62.0 and $115.1 million in the respective 1994 periods. Based on a normal periodic review, the company recorded a write-down in the 1995 second quarter related to the servicing of a portfolio of unsecured loans. Without this write-down, the company's net income would have been flat with the year-ago quarter and above the first six months of 1994.

    The following is a summary of the operating results of the company's Finance and Banking businesses for the second quarter and first six months of 1995 compared to the corresponding prior year periods:

    - The consumer finance business reported higher net interest margin, resulting from managed receivable portfolio growth, and lower credit costs and operating expenses in the second quarter and first six months of 1995. These improved core operating results were offset by the previously discussed write-down related to the servicing of a portfolio of unsecured loans.

    - The credit card business had lower earnings compared to the prior year periods due to higher earnings in the bankcard business offset by lower earnings in the private-label credit card business. The bankcard business increased earnings primarily due to increased net interest margin and fee income due to portfolio growth, partially offset by higher credit costs and operating expenses. In the second quarter of 1994, the company began issuing the General Motors credit card
        ("GM Card"), which previously had been issued by an affiliate of the company. The private-label credit card business had lower earnings primarily due to higher credit costs and net interest margin compression.

    - The commercial business reported positive operating results in the second quarter and first six months compared to losses last year primarily due to small gains recorded on the disposition of assets as it liquidates its remaining portfolio.

    Balance Sheet Review
    --------------------
    - Owned assets totaled $22.5 billion at June 30, 1995, up 7 percent from $21.0 billion at December 31, 1994. The increase was primarily due to growth in owned home equity and unsecured receivables.

    - The company experienced good growth in its core products compared to the previous quarter and year-ago periods. The following table summarizes the percentage increase in managed consumer receivables from March 31, 1995 (annualized) and June 30, 1994:

        -------------------------------------------------------------------------------------------------
                                                               Quarter-Over-Quarter        Year-Over-Year
        Product                                                 Growth (Annualized)                Growth
        -------------------------------------------------------------------------------------------------
        Home equity (1). . . . . . . . . . . . . . . . . . . .                   15%                    7%
        Credit cards . . . . . . . . . . . . . . . . . . . . .                   42                    30
        Other unsecured. . . . . . . . . . . . . . . . . . . .                   21                    36
                                                                -----------------------------------------
        Managed consumer receivables (2) . . . . . . . . . . .                   28%                   21%
                                                                =========================================
        (1)  Primarily attributable to growth in the company's wholesale network.
        (2)  Excludes other secured receivables which the company has de-emphasized.
        /TABLE

    - Credit loss reserves as a percent of managed receivables were 3.24 percent, compared to 3.28 percent at March 31, 1995 and 3.32 percent at June 30, 1994. Reserves as a percent of nonperforming managed receivables increased to 106.7 percent from 105.7 percent at March 31, 1995 and 90.9 percent at June 30, 1994. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.60 percent, up from
        3.50 percent at March 31, 1995 and down from 3.95 percent at June 30, 1994. The annualized total consumer managed chargeoff ratio in the second quarter of 1995 was 3.08 percent, compared to 2.97 percent in the prior quarter and 3.38 percent in the year-ago quarter.

    - During the second quarter the company completed the sale of its purchased mortgage servicing rights to a third party. The sale did not have a material impact on the company's operating results for the second quarter.

    - The company's debt to equity ratio was 5.8 to 1 compared to 5.9 to 1 at December 31, 1994. The December 31, 1994 ratio was affected by Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholder's equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, unrealized gains and losses do not reflect the change in the economic value of shareholder's equity due to changes in interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the change in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholder's equity, the company's debt to equity ratio was 5.6 to 1 at December 31, 1994. The June 30, 1995 debt to equity ratio was not impacted by FAS
        No. 115.

    - In July 1995 Standard & Poor's Ratings Group ("S&P") revised its outlook on the company from stable to positive based on strong reserve coverage and recent expense control initiatives. However, during the same month, S&P reduced the claims-paying rating of the company's wholly-owned insurance subsidiary, Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"), from "AA" (excellent) to "AA-" (excellent), citing the performance of the individual life line of business that had not met S&P's expectations.

    - In August 1995 the company signed a definitive agreement to sell the individual life and annuity product lines of Alexander Hamilton to Jefferson-Pilot Corporation. At June 30, Alexander Hamilton had assets related to its individual life and annuity businesses of approximately $6 billion. In 1994 these businesses contributed net income of $42 million. The transaction will result in no significant gain or loss. The transaction, which is subject to regulatory approvals, is expected to close by year end.

    FINANCE AND BANKING
    -------------------

    Statements of Income
    --------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended        Three Months Ended
                                                                          June 30,                  June 30,
    All dollar amounts are stated in millions.                     1995       1994        1995          1994
    --------------------------------------------------------------------------------------------------------
    Finance income . . . . . . . . . . . . . . . . . . . . .  $   822.2  $   714.9   $   422.2     $   366.9
    Interest income from noninsurance investment securities.       19.5       18.0        10.0           8.4
    Interest expense . . . . . . . . . . . . . . . . . . . .      396.0      269.7       203.6         147.3
                                                              ----------------------------------------------
    Net interest margin. . . . . . . . . . . . . . . . . . .      445.7      463.2       228.6         228.0
    Provision for credit losses on owned receivables . . . .      251.2      218.0       133.5          94.1
                                                              ----------------------------------------------
    Net interest margin after provision for credit losses. .      194.5      245.2        95.1         133.9
                                                              ----------------------------------------------
    Securitization income. . . . . . . . . . . . . . . . . .      197.7      141.6       103.1          62.8
    Insurance premiums and contract revenues . . . . . . . .       67.9       61.7        35.0          31.4
    Investment income. . . . . . . . . . . . . . . . . . . .        2.2        6.9         (.4)          3.3
    Fee income . . . . . . . . . . . . . . . . . . . . . . .       51.4       36.3        27.9          18.2
    Other income . . . . . . . . . . . . . . . . . . . . . .       27.1       54.5         (.1)         29.7
                                                              ----------------------------------------------
    Total other revenues . . . . . . . . . . . . . . . . . .      346.3      301.0       165.5         145.4
                                                              ----------------------------------------------
    Costs and expenses:
      Salaries and fringe benefits . . . . . . . . . . . . .      101.7      105.7        48.6          54.7
      Other operating expenses . . . . . . . . . . . . . . .      275.6      276.1       140.9         134.7
      Policyholders' benefits. . . . . . . . . . . . . . . .       30.5       28.4        15.0          14.1
      Income taxes . . . . . . . . . . . . . . . . . . . . .       41.7       43.2        17.3          24.4
                                                              ----------------------------------------------
    Net income . . . . . . . . . . . . . . . . . . . . . . .  $    91.3  $    92.8   $    38.8     $    51.4
                                                              ==============================================
    Average receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . .  $11,259.5* $10,507.1   $11,584.3     $10,695.6
      Serviced with limited recourse . . . . . . . . . . . .    7,426.8    6,658.5     7,183.2       6,470.2
                                                              ----------------------------------------------
    Average managed receivables. . . . . . . . . . . . . . .  $18,686.3* $17,165.6   $18,767.5     $17,165.8
                                                              ==============================================
    Return on average owned assets - annualized. . . . . . .       1.29%      1.39%       1.08%         1.52%
                                                              ==============================================
    *   Includes average balance of Assets Pending Sale, which consisted of commercial receivables sold to a joint venture in March 1995.

    --------------------------------------------------------------------------------------------------------
                                                                           June 30,             December 31,
    In millions.                                                               1995                     1994
    --------------------------------------------------------------------------------------------------------
    End-of-period receivables:
      Owned. . . . . . . . . . . . . . . . . . . . . . . . .              $12,240.6                $10,151.2
      Serviced with limited recourse . . . . . . . . . . . .                7,320.3                  7,808.8
                                                              ----------------------------------------------
    Managed receivables. . . . . . . . . . . . . . . . . . .              $19,560.9                $17,960.0
                                                              ==============================================
    /TABLE

    Overview
    --------
    Finance and Banking earnings for the second quarter and first six months were $38.8 and $91.3 million, compared to $51.4 and $92.8 million in the year-ago periods. See Operations Summary on page 9 for further discussion of the operating results of the company's Finance and Banking businesses.

    Receivables
    -----------
    Managed consumer receivables grew 27 percent on an annualized basis compared to March 31, 1995 and were up 19 percent compared to the June 30, 1994 level. See Balance Sheet Review on page 9 for further discussion. Receivables owned totaled $12.2 billion at June 30, 1995, up from both March 31, 1995 and June 30, 1994. The level of owned receivables may vary from quarter to quarter depending on the timing and significance of securitization transactions in a particular period. For the second quarter of 1995, the company completed securitizations and sales of approximately $780 million of bankcard and home equity receivables.

    Net interest margin
    -------------------
    Net interest margin was $228.6 and $445.7 million for the second quarter and first six months of 1995, flat compared to the second quarter of 1994 but down from $463.2 million in the first six months of 1994. Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.57 percent, flat compared to 7.59 percent in the prior quarter and down from 8.08 percent in the second quarter of 1994. The decrease compared to the prior year period was primarily attributable to higher funding costs and compression of fixed rate receivable spreads partially offset by a shift in product mix toward higher-yielding unsecured receivables.

    Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $349.5 and $698.1 million for the second quarter and first six months of 1995, compared to $335.1 and $691.4 million in the same year-ago periods. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.26 percent compared to 7.30 percent in the previous quarter and 7.55 percent in the year-ago quarter. Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

    Provision for credit losses
    ---------------------------
    The provision for credit losses for receivables totaled $133.5 and $251.2 million for the second quarter and first six months of 1995, up 42 and 15 percent from $94.1 and $218.0 million, respectively, in the comparable prior year periods. The level of provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period. The increase in the provision in 1995 was primarily due to continued growth in unsecured products and economic uncertainty about the second half of 1995, as evidenced by key statistics such as unemployment and consumer spending and the Federal Reserve's recent actions regarding interest rates.
    See the credit quality section for further discussion of factors affecting the provision for credit losses.

    Other revenues
    --------------
    Securitization income consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee income and provision for credit losses related to those receivables. The increase in securitization income compared to the same year-ago periods was primarily due to higher levels of securitized receivables outstanding and a shift in the mix of the serviced portfolio toward higher-yielding, fee-based credit card receivables. In addition, growth in interchange and other credit card fee income outpaced the growth in the securitized bankcard portfolio due to an increase in the number of credit cards issued and greater transaction volume.

    Fee income includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $27.9 and $51.4 million in the second quarter and first six months of 1995, up from $18.2 and $36.3 million in the comparable periods of the prior year primarily due to interchange and other fees related to growth in owned credit card receivables.

    Other income primarily consists of servicing fee income and gains and losses on asset sales. Other income decreased compared to the second quarter and first six months of 1994 primarily due to lower servicing income attributable to lower balances of an unsecured loan portfolio serviced with no recourse compared to prior periods and a write-down related to the servicing of this portfolio.

    Expenses
    --------
    Salaries and fringe benefits were $48.6 and $101.7 million compared to $54.7 and $105.7 million in the second quarter and first six months of 1994. Other operating expenses were $140.9 and $275.6 million in the second quarter and first six months of 1995, up slightly from the second quarter of 1994 but flat compared to the first six months of 1994.

    The effective tax rate for the Finance and Banking segment was 30.8 and 31.4 percent, compared to 32.2 and 31.8 percent in the second quarter and first six months of 1994.

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

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):
    -------------------------------------------------------------------------------------------------------
                                                 June 30,      March 31,       December 31,        June 30,
                                                     1995           1995               1994            1994
    -------------------------------------------------------------------------------------------------------
    Owned. . . . . . . . . . . . . . . . . . .     $484.2         $446.2             $413.7          $439.7
    Serviced with limited recourse . . . . . .      148.9          159.4              181.7           133.4
                                                   --------------------------------------------------------
    Total. . . . . . . . . . . . . . . . . . .     $633.1         $605.6             $595.4          $573.1
                                                   ========================================================

    Managed credit loss reserves were up 5 percent from March 31, 1995 and up 10 percent from June 30, 1994. Managed credit loss reserves as a percent of nonperforming managed receivables were 106.7 percent, essentially unchanged compared to 105.7 percent at March 31, 1995 and up from 90.9 percent at June 30, 1994.

    Total owned and managed credit loss reserves as a percent of receivables were as follows:
    --------------------------------------------------------------------------------------------------------
                                                  June 30,      March 31,      December 31,         June 30,
                                                      1995           1995              1994             1994
    --------------------------------------------------------------------------------------------------------
    Owned. . . . . . . . . . . . . . . . . . .        3.96%          4.02%             4.08%            4.22%
    Managed. . . . . . . . . . . . . . . . . .        3.24           3.28              3.32             3.32
                                                      ------------------------------------------------------

    The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. The level of reserves for commercial credit losses is based on a quarterly review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer and commercial credit loss reserves. While management allocates all reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

    Credit Quality
    --------------
    Delinquency and chargeoff levels in the Finance and Banking portfolio were up compared to the prior quarter but were below the year-ago quarter.

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

    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
    -----------------------------------------------------------------------------------------------
                                             6/30/95     3/31/95   12/31/94     9/30/94     6/30/94
    -----------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . .      2.87%       2.81%      2.80%       2.83%       2.97%
    Other secured. . . . . . . . . . . . .      4.21        1.09       1.23        4.00        5.01
    Bankcard . . . . . . . . . . . . . . .      2.64        2.71       2.88        3.18        3.40
    Merchant participation . . . . . . . .      4.07        4.67       4.87        5.02        4.55
    Other unsecured. . . . . . . . . . . .      6.19        5.34       5.40        6.27        6.76
                                             ------------------------------------------------------
    Total. . . . . . . . . . . . . . . . .      3.60%       3.50%      3.58%       3.85%       3.95%
                                             ======================================================

    Delinquency as a percent of managed consumer receivables increased from the prior quarter but declined compared to the prior year level. The delinquency level for other secured receivables increased during the quarter, but did not impact total delinquency due to the small size of the portfolio. Delinquency in other unsecured receivables increased as expected during the second quarter primarily due to the maturation of the portfolio, which experienced significant growth over the past eighteen months. The merchant participation delinquency ratio benefited from significant portfolio growth in the second quarter.

    Bankcard delinquency decreased from March 1995 and June 1994. The delinquency ratio benefited from the issuance of GM Card receivables since June 1994. This product positively impacted the delinquency percent, as new accounts were added to the receivables base but had only a minimal impact on delinquency. The non-GM Card portfolio also continued to show improvement in the second quarter of 1995. Excluding the impact of the GM Card program, bankcard and total delinquency at June 30, 1995 would have still been below the prior year levels.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):
    ---------------------------------------------------------------------------------------------------
                                                 Second        First     Fourth       Third      Second
                                                Quarter      Quarter    Quarter     Quarter     Quarter
                                                   1995         1995       1994        1994        1994
    ---------------------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . .         1.04%         .82%       .93%       1.02%       1.42%
    Other secured. . . . . . . . . . . . .          .01            -       1.42        1.86        1.95
    Bankcard . . . . . . . . . . . . . . .         4.34         4.73       4.89        4.78        5.26
    Merchant participation . . . . . . . .         5.30         4.85       4.26        3.87        3.81
    Other unsecured. . . . . . . . . . . .         3.76         3.54       4.11        4.76        5.57
                                                -------------------------------------------------------
    Total. . . . . . . . . . . . . . . . .         3.08%        2.97%      3.00%       3.02%       3.38%
                                                =======================================================

    Net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1995 increased compared to the first quarter of 1995 and were lower than the year-ago quarter. Increased merchant participation chargeoffs were primarily related to merchant programs the company has decided to exit. Home equity receivable chargeoffs increased as expected but were below the prior year. The chargeoff ratio for the other unsecured portfolio increased compared to the prior quarter, but was below the year-ago quarter, consistent with the trend in delinquency over the past year. Bankcard chargeoffs continued to decline, primarily due to improvement in the non-GM Card portfolio. The bankcard chargeoff ratio also continued to benefit from the GM Card receivables, as new accounts were added to the receivable base but only contributed minimal chargeoffs. Excluding the impact of the GM Card program, bankcard and total chargeoffs for the quarter would still have declined.

    Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, growth associated with credit card and other unsecured receivables has resulted in a shift in product mix toward unsecured receivables, which have higher chargeoff rates than secured receivables. Future changes in the overall chargeoff trend may result from the shift in product mix to unsecured receivables, changes in economic conditions and other factors.

    Nonperforming Assets
    --------------------

    Nonperforming assets consisted of the following:
    -----------------------------------------------------------------------------------------------
    In millions.                             6/30/95     3/31/95    12/31/94    9/30/94     6/30/94
    -----------------------------------------------------------------------------------------------
    Nonaccrual managed receivables . . . .    $404.6      $355.6      $395.5     $424.5      $468.7
    Accruing managed consumer receivables
      90 or more days delinquent . . . . .     147.1       131.7       138.2      135.3       133.5
    Renegotiated commercial loans. . . . .      41.8        85.9        41.8       44.9        28.5
                                              -----------------------------------------------------
    Total nonperforming managed receivables    593.5       573.2       575.5      604.7       630.7
    Real estate owned. . . . . . . . . . .     103.9       129.3       124.6      318.3       317.0
                                              -----------------------------------------------------
    Total nonperforming assets . . . . . .    $697.4      $702.5      $700.1     $923.0      $947.7
                                              =====================================================
    Managed credit loss reserves as a percent
      of nonperforming managed receivables     106.7%      105.7%      103.5%      97.1%       90.9%
                                              -----------------------------------------------------

Effective January 1, 1995 the company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114"), as amended by Statement of Financial
Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS No. 114 requires that a loan be recognized as impaired when it is probable that all contractual amounts due will not be repaid. FAS No. 114 specifically excludes groups of individually small dollar, homogenous loans where collectibility is evaluated collectively, such as the company's consumer receivable portfolio. At June 30, 1995 impaired commercial loans included in the above table were not significant and their ultimate disposition is not expected to have a material impact on the company's results of operations. The adoption of FAS No. 114 had no impact on the company's results of operations for the six months ended June 30, 1995. Credit loss reserves for impaired loans are included in reserves for managed receivables described on pages 13 and 14.

    INDIVIDUAL LIFE INSURANCE
    -------------------------
    Individual Life Insurance net income was $13.1 and $24.3 million, compared to $10.6 and $22.3 million in the prior year periods.

      Statements of Income
      -----------------------------------------------------------------------------------------------------
                                                                  Six Months Ended       Three Months Ended
                                                                          June 30,                 June 30,
      All dollar amounts are stated in millions.                  1995        1994        1995         1994
      -----------------------------------------------------------------------------------------------------
      Investment income. . . . . . . . . . . . . . . . . . .    $268.8      $247.6      $136.0       $114.9
      Insurance premiums and contract revenues . . . . . . .      73.5        74.1        34.5         35.3
                                                                -------------------------------------------
      Total revenues . . . . . . . . . . . . . . . . . . . .     342.3       321.7       170.5        150.2
      Costs and expenses:
        Policyholders' benefits. . . . . . . . . . . . . . .     240.5       219.8       122.0        109.9
        Operating expenses . . . . . . . . . . . . . . . . .      64.5        67.2        28.7         23.9
        Income taxes . . . . . . . . . . . . . . . . . . . .      13.0        12.4         6.7          5.8
                                                                -------------------------------------------
      Net income . . . . . . . . . . . . . . . . . . . . . .    $ 24.3      $ 22.3      $ 13.1       $ 10.6
                                                                ===========================================
      Return on average assets - annualized. . . . . . . . .       .64%        .65%        .68%         .60%
                                                                ===========================================

      -----------------------------------------------------------------------------------------------------
                                                                          June 30,             December 31,
      In millions.                                                            1995                     1994
      -----------------------------------------------------------------------------------------------------
      Investment securities. . . . . . . . . . . . . . . . .             $ 7,016.0                $ 6,669.9
      Life insurance in-force. . . . . . . . . . . . . . . .              37,963.1                 36,560.4
                                                                         ==================================

    Investment securities for the Individual Life Insurance segment totaled $7.0 billion, up from $6.8 billion at March 31, 1995 and $6.7 billion at December 31, 1994. The Individual Life Insurance portfolio represented approximately 93 percent of the company's total investment portfolio at June 30, 1995. Higher-risk securities, which include non-investment grade bonds, common and preferred stocks, commercial mortgage loans and real estate, represented 6.9 percent of the insurance investment portfolio at June 30, 1995, compared to 7.2 percent at March 31, 1995 and 6.9 percent at December 31, 1994.

    At June 30, 1995 the market value for the insurance held-to-maturity investment portfolio was 104 percent of the carrying value compared to 102 percent at March 31, 1995 and 99 percent at December 31, 1994.
    The increase in market value over book value during the first six months of 1995 was mainly the result of lower long-term interest rates. The company continuously monitors the fair value of its available-for-sale investment portfolio in light of market interest rate conditions and may sell securities in an attempt to maximize its capital position.

    Investment income includes both interest income on investment securities and realized gains and losses on the sale of available-for-sale investments. Investment income in the second quarter and first six months of 1995 was $136.0 and $268.8 million, up compared with the year-ago periods due to higher interest income resulting from higher yields and a larger investment portfolio. Higher interest income was partially offset by losses on sales of available-for-sale investments compared to gains in the second quarter and first six months of 1994.

    Policyholders' benefits in the second quarter and first six months of 1995 were $122.0 and $240.5 million, up from $109.9 and $219.8 million in the same periods in 1994 primarily due to higher interest credited to policyholders caused by higher interest rates and life insurance in-force.

    Operating expenses in the second quarter were up compared to prior year primarily due to higher levels of deferred insurance policy acquisition cost ("DAC") amortization associated with higher investment income. Operating expenses in the first six months of 1995 were down compared to the year-ago period primarily due to lower salaries and fringe benefits and commission expense.

    The effective tax rate was 33.8 and 34.9 percent for the second quarter and first six months of 1995, compared to 35.4 and 35.7 percent in the respective periods of 1994.

    Part II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         27  Financial Data Schedule.

    (b)  Reports on Form 8-K

         During the second quarter of 1995, the Registrant did not file any Current Report on Form 8-K.

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


Date:  August 11, 1995         By:  /s/ David A. Schoenholz
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