Form 10-Q
period 1995-09-30
HOUSEHOLD FINANCE CORP
filed 1995-11-14
CIK 48681

                       FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------


                          OR


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-75
                       ------


             HOUSEHOLD FINANCE CORPORATION
------------------------------------------------------
(Exact name of registrant as specified in its charter)



        Delaware                                 36-1239445
------------------------           ------------------------------------
(State of Incorporation)            (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (708) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1995, there were 1,000 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
--------------------

In millions.
------------------------------------------------------------------------------------------------------
                                                             Nine Months Ended      Three Months Ended
                                                                 September 30,           September 30,
                                                              1995        1994       1995         1994
------------------------------------------------------------------------------------------------------
Finance income. . . . . . . . . . . . . . . . . . . . . . $1,280.1    $1,096.4     $457.9       $381.5
Interest income from noninsurance investment securities .     28.7        28.3        9.2         10.3
Interest expense. . . . . . . . . . . . . . . . . . . . .    610.7       435.2      214.7        163.3
                                                          --------------------------------------------
Net interest margin . . . . . . . . . . . . . . . . . . .    698.1       689.5      252.4        228.5
Provision for credit losses on owned receivables. . . . .    386.5       344.0      135.3        126.0
                                                          --------------------------------------------
Net interest margin after provision for credit losses . .    311.6       345.5      117.1        102.5
                                                          --------------------------------------------
Securitization income . . . . . . . . . . . . . . . . . .    298.6       215.9      100.9         74.3
Insurance premiums and contract revenues. . . . . . . . .    210.9       157.7       69.5         21.9
Investment income . . . . . . . . . . . . . . . . . . . .    414.0       381.6      143.0        127.1
Fee income. . . . . . . . . . . . . . . . . . . . . . . .     84.3        58.4       32.9         22.1
Other income. . . . . . . . . . . . . . . . . . . . . . .     92.2        92.1       65.1         37.6
                                                          --------------------------------------------
Total other revenues. . . . . . . . . . . . . . . . . . .  1,100.0       905.7      411.4        283.0
                                                          --------------------------------------------
Salaries and fringe benefits. . . . . . . . . . . . . . .    223.1       179.2      110.0         60.0
Other operating expenses. . . . . . . . . . . . . . . . .    502.5       473.3      173.8        145.7
Policyholders' benefits . . . . . . . . . . . . . . . . .    399.0       328.9      128.0         80.7
                                                          --------------------------------------------
Total costs and expenses. . . . . . . . . . . . . . . . .  1,124.6       981.4      411.8        286.4
                                                          --------------------------------------------
Income before income taxes. . . . . . . . . . . . . . . .    287.0       269.8      116.7         99.1
Income taxes. . . . . . . . . . . . . . . . . . . . . . .     96.3        88.2       41.6         32.6
                                                          --------------------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . $  190.7    $  181.6     $ 75.1       $ 66.5
                                                          ============================================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
--------------

In millions.
----------------------------------------------------------------------------------------------------
                                                                September 30,           December 31,
                                                                         1995                   1994
----------------------------------------------------------------------------------------------------
ASSETS
------
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   408.8              $    97.3
Investment securities (fair value of $7,766.2 and $7,205.7)           7,650.5                7,249.6
Receivables, net. . . . . . . . . . . . . . . . . . . . . .          12,874.3               10,476.3
Assets pending sale . . . . . . . . . . . . . . . . . . . .                 -                  398.3
Advances to parent company and affiliates . . . . . . . . .              78.3                  482.3
Deferred insurance policy acquisition costs . . . . . . . .             468.1                  621.4
Acquired intangibles. . . . . . . . . . . . . . . . . . . .             313.4                  357.2
Properties and equipment. . . . . . . . . . . . . . . . . .             320.3                  211.5
Real estate owned . . . . . . . . . . . . . . . . . . . . .             108.7                  124.6
Other assets. . . . . . . . . . . . . . . . . . . . . . . .             752.6                  992.9
                                                                    --------------------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . .         $22,975.0              $21,011.4
                                                                    ================================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings . . . . . . .         $ 4,144.2              $ 3,800.6
  Senior and senior subordinated debt (with original
    maturities over one year) . . . . . . . . . . . . . . .           8,397.4                7,728.3
                                                                    --------------------------------
Total debt. . . . . . . . . . . . . . . . . . . . . . . . .          12,541.6               11,528.9
Insurance policy and claim reserves . . . . . . . . . . . .           6,959.7                6,643.4
Other liabilities . . . . . . . . . . . . . . . . . . . . .           1,333.0                  880.0
                                                                    --------------------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . .          20,834.3               19,052.3
                                                                    --------------------------------
Preferred stock . . . . . . . . . . . . . . . . . . . . . .             100.0                  100.0
                                                                    --------------------------------
Common shareholder's equity:
  Common stock and paid-in capital. . . . . . . . . . . . .             691.2                  691.2
  Retained earnings . . . . . . . . . . . . . . . . . . . .           1,350.5                1,260.2
  Foreign currency translation adjustments. . . . . . . . .              (8.4)                  (8.9)
  Unrealized gain (loss) on investments, net. . . . . . . .               7.4                  (83.4)
                                                                    --------------------------------
Total common shareholder's equity . . . . . . . . . . . . .           2,040.7                1,859.1
                                                                    --------------------------------
Total liabilities and shareholder's equity. . . . . . . . .         $22,975.0              $21,011.4
                                                                    ================================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
------------------------

In millions.
-----------------------------------------------------------------------------------------------------
Nine months ended September 30                                            1995                   1994
-----------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   190.7              $   181.6
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables. . . . . . . .        386.5                  344.0
  Insurance policy and claim reserves . . . . . . . . . . . . . .        383.7                  201.2
  Depreciation and amortization . . . . . . . . . . . . . . . . .        139.0                  110.3
  Net realized (gains) losses from sales of assets. . . . . . . .         18.2                  (12.3)
  Deferred insurance policy acquisition costs . . . . . . . . . .        (57.9)                 (70.7)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        548.2                  (18.5)
                                                                     --------------------------------
Cash provided by operations . . . . . . . . . . . . . . . . . . .      1,608.4                  735.6
                                                                     --------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,060.6)              (2,241.2)
  Matured . . . . . . . . . . . . . . . . . . . . . . . . . . . .        324.9                  423.5
  Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,286.6                1,370.8
Short-term investment securities, net change. . . . . . . . . . .        370.2                   70.1
Receivables, excluding bankcard:
  Originated or purchased . . . . . . . . . . . . . . . . . . . .     (6,142.4)              (5,250.2)
  Collected . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,759.2                3,037.0
  Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,498.2                  966.8
Bankcard receivables:
  Originated or collected, net. . . . . . . . . . . . . . . . . .     (3,921.6)              (1,862.1)
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10.2)                 (12.8)
  Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,478.4                1,376.8
Acquisition of businesses, net. . . . . . . . . . . . . . . . . .        (10.4)                (138.1)
Properties and equipment purchased. . . . . . . . . . . . . . . .        (29.9)                 (22.8)
Properties and equipment sold . . . . . . . . . . . . . . . . . .          4.5                     .6
Advances to parent company and affiliates . . . . . . . . . . . .        404.0                 (174.9)
                                                                      -------------------------------
Cash decrease from investments in operations. . . . . . . . . . .     (2,049.1)              (2,456.5)
                                                                      -------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change . . . . . . . . . . . . . . . . . . .        343.6                  158.1
Senior and senior subordinated debt issued. . . . . . . . . . . .      2,193.8                2,850.6
Senior and senior subordinated debt retired . . . . . . . . . . .     (1,622.4)              (1,709.3)
Policyholders' benefits paid. . . . . . . . . . . . . . . . . . .       (713.1)                (396.4)
Cash received from policyholders. . . . . . . . . . . . . . . . .        650.7                  710.5
Dividends on preferred stock. . . . . . . . . . . . . . . . . . .         (5.4)                  (5.3)
Dividends paid to parent company. . . . . . . . . . . . . . . . .        (95.0)                     -
Capital contribution from parent company. . . . . . . . . . . . .            -                  140.0
                                                                     --------------------------------
Cash increase from financing and capital transactions . . . . . .        752.2                1,748.2
                                                                     --------------------------------
Increase in cash. . . . . . . . . . . . . . . . . . . . . . . . .        311.5                   27.3
Cash at January 1 . . . . . . . . . . . . . . . . . . . . . . . .         97.3                   27.8
                                                                     --------------------------------
Cash at September 30  . . . . . . . . . . . . . . . . . . . . . .    $   408.8              $    55.1
                                                                     ================================
Supplemental cash flow information:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .    $   520.8              $   459.3
                                                                     ================================
Income taxes paid (received). . . . . . . . . . . . . . . . . . .    $   (17.8)             $   170.1
                                                                     ================================

See notes to condensed financial statements.
/TABLE

Household Finance Corporation and Subsidiaries

BUSINESS SEGMENT DATA
---------------------
The company reassessed the significance of its Liquidating Commercial Lines ("LCL") segment as of December 31, 1994. In recognition of the significant 1994 decline in the level of LCL assets and a reduced risk posture for these assets, the LCL segment has been combined with the Finance and Banking segment. To better analyze financial condition and results of operations and related trends, prior year earnings and selected balance sheet data have been reclassified to reflect this combination.

In October 1995 the company sold most of the product lines of the Individual Life Insurance segment. See discussion on page 10 for information on these sold product lines. Due to the insignificance of the remaining product lines in this segment, the company will discontinue separately reporting results for the Individual Life Insurance segment beginning in the fourth quarter of 1995.

In millions.
-----------------------------------------------------------------------------------------------------
                                                              Nine Months Ended    Three Months Ended
                                                                  September 30,         September 30,
                                                                 1995      1994        1995      1994
-----------------------------------------------------------------------------------------------------
REVENUES
--------
Finance and Banking . . . . . . . . . . . . . . . . . . . .  $1,861.0  $1,595.6      $673.0    $561.7
Individual Life Insurance . . . . . . . . . . . . . . . . .     520.2     434.8       177.9     113.1
                                                             ----------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,381.2  $2,030.4      $850.9    $674.8
                                                             ========================================
NET INCOME
----------
Finance and Banking . . . . . . . . . . . . . . . . . . . .  $  148.5  $  141.9      $ 57.2    $ 49.1
Individual Life Insurance . . . . . . . . . . . . . . . . .      42.2      39.7        17.9      17.4
                                                             ----------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  190.7  $  181.6      $ 75.1    $ 66.5
                                                             ========================================
Return on average owned assets* . . . . . . . . . . . . . .      1.14%     1.17%       1.29%     1.24%
                                                             ----------------------------------------
Return on average common shareholder's equity*. . . . . . .      12.4%     13.4%       14.2%     14.3%
                                                             ----------------------------------------
*Annualized

In millions.
-----------------------------------------------------------------------------------------------------
                                                                  September 30,          December 31,
Assets                                                                     1995                  1994
-----------------------------------------------------------------------------------------------------
Finance and Banking . . . . . . . . . . . . . . . . . . . .           $15,048.3             $13,570.0
Individual Life Insurance . . . . . . . . . . . . . . . . .             7,926.7               7,441.4
                                                                      -------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .           $22,975.0             $21,011.4
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

2.  INVESTMENT SECURITIES
    ---------------------

    Investment securities consisted of the following:
    ---------------------------------------------------------------------------------------------------
    In millions.                                             September 30, 1995       December 31, 1994
    ---------------------------------------------------------------------------------------------------
                                                             Carrying      Fair      Carrying      Fair
                                                                Value     Value         Value     Value
    ---------------------------------------------------------------------------------------------------
    TRADING INVESTMENTS
    Government securities and other . . . . . . . . . . . .         -         -      $    2.9  $    2.9
                                                             ------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities  . . . . . . . . . . . . .  $  177.3  $  177.3          53.9      53.9
    Corporate debt securities . . . . . . . . . . . . . . .   2,741.3   2,741.3       2,545.9   2,545.9
    Government debt securities. . . . . . . . . . . . . . .     348.1     348.1         211.3     211.3
    Mortgage-backed securities. . . . . . . . . . . . . . .     785.4     785.4         817.9     817.9
    Other . . . . . . . . . . . . . . . . . . . . . . . . .      45.1      45.1          62.5      62.5
                                                             ------------------------------------------
    Subtotal. . . . . . . . . . . . . . . . . . . . . . . .   4,097.2   4,097.2       3,691.5   3,691.5
                                                             ------------------------------------------
    HELD-TO-MATURITY INVESTMENTS
    Corporate debt securities . . . . . . . . . . . . . . .   1,726.3   1,841.0       1,827.4   1,818.3
    Government debt securities. . . . . . . . . . . . . . .      21.4      21.5          23.1      20.6
    Mortgage-backed securities. . . . . . . . . . . . . . .   1,151.1   1,151.4       1,063.1   1,041.9
    Mortgage loans on real estate . . . . . . . . . . . . .     137.9     137.9         161.9     158.5
    Policy loans. . . . . . . . . . . . . . . . . . . . . .      82.2      82.2          72.7      72.7
    Other . . . . . . . . . . . . . . . . . . . . . . . . .     313.0     313.6         298.1     290.4
                                                             ------------------------------------------
    Subtotal. . . . . . . . . . . . . . . . . . . . . . . .   3,431.9   3,547.6       3,446.3   3,402.4
                                                             ------------------------------------------
    Accrued investment income . . . . . . . . . . . . . . .     121.4     121.4         108.9     108.9
                                                             ------------------------------------------
    Total investment securities . . . . . . . . . . . . . .  $7,650.5  $7,766.2      $7,249.6  $7,205.7
                                                             ==========================================

    In October 1995 the company sold most of the product lines, and related assets, of the Individual Life Insurance segment. Assets sold consisted principally of investment securities. See discussion on page 18 for the amount of investment securities sold in connection with this transaction.

3.  RECEIVABLES
    -----------

    Receivables consisted of the following:
    -------------------------------------------------------------------------------------------------
                                                            September 30,                December 31,
    In millions.                                                     1995                        1994
    -------------------------------------------------------------------------------------------------
    Home equity . . . . . . . . . . . . . . . . . . . . . .     $ 2,327.2                   $ 1,570.4
    Other secured . . . . . . . . . . . . . . . . . . . . .         148.3                       141.9
    Bankcard. . . . . . . . . . . . . . . . . . . . . . . .       4,018.9                     2,663.0
    Merchant participation. . . . . . . . . . . . . . . . .       2,600.0                     1,843.4
    Other unsecured . . . . . . . . . . . . . . . . . . . .       2,521.2                     2,865.9
    Equipment financing and other commercial. . . . . . . .         916.9                     1,066.6
                                                                 ------------------------------------
    Total receivables owned . . . . . . . . . . . . . . . .      12,532.5                    10,151.2

    Accrued finance charges . . . . . . . . . . . . . . . .         201.5                       176.5
    Credit loss reserve for owned receivables . . . . . . .        (490.2)                     (413.7)
    Unearned credit insurance premiums and claims reserves.         (50.9)                      (45.9)
    Amounts due and deferred from receivables sales . . . .         905.5                       789.9
    Reserve for receivables serviced with limited recourse.        (224.1)                     (181.7)
                                                                -------------------------------------
    Total receivables owned, net. . . . . . . . . . . . . .      12,874.3                    10,476.3
    Receivables serviced with limited recourse. . . . . . .       7,528.7                     7,808.8
                                                                -------------------------------------
    Total managed receivables, net. . . . . . . . . . . . .     $20,403.0                   $18,285.1
                                                                =====================================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:
    -------------------------------------------------------------------------------------------------
                                                            September 30,                December 31,
    In millions.                                                     1995                        1994
    -------------------------------------------------------------------------------------------------
    Home equity . . . . . . . . . . . . . . . . . . . . . .     $ 4,517.4                   $ 5,074.6
    Bankcard. . . . . . . . . . . . . . . . . . . . . . . .       1,248.9                     1,866.0
    Merchant participation. . . . . . . . . . . . . . . . .         750.0                       868.2
    Other unsecured . . . . . . . . . . . . . . . . . . . .       1,012.4                           -
                                                                -------------------------------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,528.7                   $ 7,808.8
                                                                =====================================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    -------------------------------------------------------------------------------------------------
                                                            September 30,                December 31,
    In millions.                                                     1995                        1994
    -------------------------------------------------------------------------------------------------
    Home equity . . . . . . . . . . . . . . . . . . . . . .     $ 6,844.6                   $ 6,645.0
    Other secured . . . . . . . . . . . . . . . . . . . . .         148.3                       141.9
    Bankcard. . . . . . . . . . . . . . . . . . . . . . . .       5,267.8                     4,529.0
    Merchant participation. . . . . . . . . . . . . . . . .       3,350.0                     2,711.6
    Other unsecured . . . . . . . . . . . . . . . . . . . .       3,533.6                     2,865.9
    Equipment financing and other commercial. . . . . . . .         916.9                     1,066.6
                                                                -------------------------------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     $20,061.2                   $17,960.0
                                                                =====================================
    /TABLE

    The amounts due and deferred from receivables sales of $905.5 million at September 30, 1995 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $782.0 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $270.6 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $61.6 million at September 30, 1995. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $224.1 million at September 30, 1995 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 15 through 17 for additional information related to the credit quality of receivables.

4.  CREDIT LOSS RESERVES
    --------------------

    An analysis of credit loss reserves for the nine months ended September 30 was as follows:
    ----------------------------------------------------------------------------------------------
    In millions.                                                              1995            1994
    ----------------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1 . . . . .      $ 413.7         $ 452.7
    Provision for credit losses - owned receivables . . . . . . . . .        386.5           344.0
    Owned receivables charged off . . . . . . . . . . . . . . . . . .       (392.0)         (390.8)
    Recoveries on owned receivables . . . . . . . . . . . . . . . . .         62.6            59.5
    Credit loss reserves on receivables purchased, net. . . . . . . .          9.6               -
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9.8            (1.7)
                                                                           -----------------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30         490.2           463.7
                                                                           -----------------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1 . . . . . . . . . . . . . . . . .        181.7           134.5
    Provision for credit losses . . . . . . . . . . . . . . . . . . .        163.9            92.3
    Chargeoffs. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (130.5)         (109.3)
    Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.2             3.5
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2.8             2.3
                                                                           -----------------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT SEPTEMBER 30. . . . . . . . . . . . . . . .        224.1           123.3
                                                                           -----------------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT SEPTEMBER 30     $ 714.3         $ 587.0
                                                                           =======================

5.  INCOME TAXES
    ------------
    Effective tax rates for the nine months ended September 30, 1995 and 1994 of 33.6 and 32.7 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) leveraged lease tax benefits, (b) dividends received deduction applicable to term preferred stock, (c) amortization of intangible assets, (d) state and local income taxes, (e) increase in 1995 and reduction in 1994 of noncurrent tax requirements and (f) foreign loss carry forwards in 1994.

6.  TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
    -----------------------------------------------
    HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $78.3 million at September 30, 1995 compared to $482.3 million at December 31, 1994. Advances from parent company and affiliates, which are included in other liabilities, were $2.6 million at September 30, 1995 and $203.0 million at December 31, 1994. Net interest income on these affiliated balances was $15.9 and $18.6 million for the nine months ended September 30, 1995 and 1994, respectively.

    In July 1995 the company acquired approximately $165 million of other unsecured receivables from its parent at net book value.

    In July 1995 the company acquired from its parent an affiliated company that provides servicing primarily for Household International's domestic credit card portfolio. The company acquired this servicing subsidiary, including approximately $125 million of property and equipment, at net book value. This entity did not have a material impact on the company's net income for the third quarter of 1995. Revenues related to servicing receivable portfolios for affiliates totaled approximately $52 million for the third quarter of 1995. This servicing revenue is recorded in other income on the consolidated statements of income.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CONSOLIDATED OVERVIEW

    Operations Summary
    ------------------
    Net income for the third quarter and first nine months of 1995 was $75.1 and $190.7 million, compared to $66.5 and $181.6 million in the respective 1994 periods.

    - The following is a summary of the operating results of the company's Finance and Banking businesses for the third quarter and first nine months of 1995 compared to the corresponding prior year periods:

             The consumer finance business reported higher earnings in the third quarter and first nine months of 1995 primarily due to portfolio growth and improved efficiency.

             The credit card business had lower earnings compared to the prior year periods primarily due to lower earnings in the private-label credit card business as a result of higher credit costs associated with discontinued merchant programs. Earnings in the bankcard business increased compared to the first nine months of 1994, but were essentially flat compared to the year-ago quarter, as higher net interest margin and fee income from portfolio growth were partially offset by higher credit costs resulting from portfolio seasoning. In the second quarter of 1994, the company began issuing the General Motors credit card ("GM Card"), which previously had been issued by an affiliate of the company.

             Operating results in the commercial business were essentially unchanged compared to the year-ago quarter but were higher than the first nine months of 1994. In the quarter, lower credit costs and operating expenses were partially offset by lower net interest margin due to lower asset levels compared to a year ago. Earnings in the first nine months of 1995 also benefited from gains on the disposition of assets in the second quarter of 1995.

    - In October 1995 the company sold the individual life and annuity product lines of its wholly-owned life insurance subsidiary, Alexander Hamilton Life Insurance Company of America ("Alexander Hamilton"). At September 30, Alexander Hamilton had assets, principally investment securities, related to its individual life and annuity product lines totaling approximately $6.5 billion. For the first nine months of 1995, these product lines contributed revenues of $400 million and net income of $34 million. The annualized return on average common shareholder's equity ("ROE") of the sold product lines was 8.2 percent, and the annualized return on average owned assets ("ROA") was .73 percent for the nine months ended September 30, 1995. The company expects that the sale will not have a material impact on operating results when recorded in the fourth quarter of 1995.

    Balance Sheet Review
    --------------------
    - Owned assets totaled $23.0 billion at September 30, 1995, up 10 percent from $21.0 billion at December 31, 1994. The increase was primarily due to growth in owned home equity and credit card receivables.

    - Managed consumer receivables (owned receivables plus those serviced with limited recourse) increased 12 percent on an annualized basis in the third quarter of 1995 and grew 17 percent over the prior year. On an annualized basis, credit cards were up 21 percent and other unsecured receivables increased 36 percent during the third quarter. Compared to a year ago, credit card receivables grew 29 percent and other unsecured receivables increased 32 percent. Home equity receivables were essentially unchanged compared to the June 30, 1995 and September 30, 1994 levels.

    - Credit loss reserves as a percent of managed receivables were 3.56 percent, compared to 3.24 percent at June 30, 1995 and 3.26 percent at September 30, 1994. Reserves as a percent of nonperforming managed receivables increased to 114.0 percent from 106.7 percent at June 30, 1995 and 97.1 percent at September 30, 1994. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.75 percent, up from 3.60 percent at June 30, 1995 and down from 3.85 percent at September 30, 1994.
        The annualized total consumer managed chargeoff ratio in the third quarter of 1995 was 3.30 percent, compared to 3.08 percent in the prior quarter and 3.02 percent in the year-ago quarter.

    -   The company's debt to equity ratio was 5.9 to 1 at both
        September 30, 1995 and December 31, 1994. The December 31, 1994 ratio was affected by Statement of Financial Accounting Standards No. 115 ("FAS No. 115") which requires that unrealized gains or losses in certain debt and equity securities be recorded as an adjustment to shareholder's equity. While FAS No. 115 provides for the adjustment of certain debt and equity securities to fair value, it does not allow for a corresponding adjustment for a change in related liabilities. Therefore, unrealized gains and losses do not reflect the change in the economic value of shareholder's equity due to changes in interest rates. The company believes that the change in fair value of liabilities should offset a significant amount of the change in the fair value of its investment portfolio. Excluding the effect of the FAS No. 115 component of shareholder's equity, the company's debt to equity ratio was 5.6 to 1 at December 31, 1994. The September 30,
        1995 debt to equity ratio was not impacted by FAS No. 115.

    - In July 1995 Standard & Poor's Ratings Group ("S&P") revised its outlook on the company from stable to positive based on strong reserve coverage and recent expense control initiatives.

    FINANCE AND BANKING
    -------------------

    Statements of Income
    ---------------------------------------------------------------------------------------------------
                                                             Nine Months Ended       Three Months Ended
                                                                 September 30,            September 30,
    All dollar amounts are stated in millions.                 1995       1994        1995         1994
    ---------------------------------------------------------------------------------------------------
    Finance income. . . . . . . . . . . . . . . . . . . . $ 1,280.1  $ 1,096.4   $   457.9    $   381.5
    Interest income from noninsurance investment securities    28.7       28.3         9.2         10.3
    Interest expense. . . . . . . . . . . . . . . . . . .     610.7      431.9       214.7        162.2
                                                          ---------------------------------------------
    Net interest margin . . . . . . . . . . . . . . . . .     698.1      692.8       252.4        229.6
    Provision for credit losses on owned receivables. . .     386.5      344.0       135.3        126.0
                                                          ---------------------------------------------
    Net interest margin after provision for credit losses     311.6      348.8       117.1        103.6
                                                          ---------------------------------------------
    Securitization income . . . . . . . . . . . . . . . .     298.6      215.9       100.9         74.3
    Insurance premiums and contract revenues. . . . . . .     103.1       95.0        35.2         33.3
    Investment income . . . . . . . . . . . . . . . . . .       1.6        9.5         (.6)         2.6
    Fee income. . . . . . . . . . . . . . . . . . . . . .      84.3       58.4        32.9         22.1
    Other income. . . . . . . . . . . . . . . . . . . . .      92.2       92.1        65.1         37.6
                                                          ---------------------------------------------
    Total other revenues. . . . . . . . . . . . . . . . .     579.8      470.9       233.5        169.9
                                                          ---------------------------------------------
    Costs and expenses:
      Salaries and fringe benefits. . . . . . . . . . . .     206.5      160.2       104.8         54.5
      Other operating expenses. . . . . . . . . . . . . .     418.2      408.0       142.6        131.9
      Policyholders' benefits . . . . . . . . . . . . . .      44.6       43.6        14.1         15.2
      Income taxes. . . . . . . . . . . . . . . . . . . .      73.6       66.0        31.9         22.8
                                                          ---------------------------------------------
    Net income. . . . . . . . . . . . . . . . . . . . . . $   148.5  $   141.9   $    57.2    $    49.1
                                                          =============================================
    Average receivables:
      Owned . . . . . . . . . . . . . . . . . . . . . . . $11,806.9* $10,657.8   $12,901.6    $10,959.3
      Serviced with limited recourse. . . . . . . . . . .   7,262.4    6,657.9     6,933.7      6,656.6
                                                          ---------------------------------------------
    Average managed receivables . . . . . . . . . . . . . $19,069.3* $17,315.7   $19,835.3    $17,615.9
                                                          =============================================
    Return on average owned assets - annualized . . . . .      1.36%      1.39%       1.48%        1.38%
                                                          ---------------------------------------------
    Return on average common shareholder's equity -
      annualized  . . . . . . . . . . . . . . . . . . . .      15.6%      16.2%       17.4%        16.3%
                                                          ---------------------------------------------

    * Includes average balance of Assets Pending Sale, which consisted of commercial receivables sold to a joint venture in March 1995.

    --------------------------------------------------------------------------------------------------
                                                                 September 30,            December 31,
    In millions.                                                          1995                    1994
    --------------------------------------------------------------------------------------------------
    End-of-period receivables:
      Owned . . . . . . . . . . . . . . . . . . . . . . .            $12,532.5               $10,151.2
      Serviced with limited recourse. . . . . . . . . . .              7,528.7                 7,808.8
                                                                     ---------------------------------
    Managed receivables . . . . . . . . . . . . . . . . .            $20,061.2               $17,960.0
                                                                     =================================
    /TABLE

    Overview
    --------
    Finance and Banking earnings for the third quarter and first nine months were $57.2 and $148.5 million, compared to $49.1 and $141.9 million in the year-ago periods. See Operations Summary on page 10 for further discussion of the operating results of the company's Finance and Banking businesses.

    Receivables
    -----------
    Managed consumer receivables grew 12 percent on an annualized basis compared to June 30, 1995 and were up 17 percent compared to the September 30, 1994 level. See Balance Sheet Review on page 10 for further discussion.

    Receivables owned totaled $12.5 billion at September 30, 1995, up from both June 30, 1995 and September 30, 1994. The level of owned receivables may vary from quarter to quarter depending on the timing and significance of securitization transactions in a particular period. For the third quarter of 1995, the company completed the securitization and sale of approximately $1 billion of other unsecured receivables.

    Net interest margin
    -------------------
    Net interest margin was $252.4 and $698.1 million for the third quarter and first nine months of 1995, up from $229.6 and $692.8 million in the prior year periods. Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.56 percent, flat compared to 7.57 percent in the prior quarter and down from 7.89 percent in the third quarter of 1994. The decrease compared to the prior year period was primarily attributable to higher funding costs and compression of fixed rate receivable spreads partially offset by a shift in product mix toward higher-yielding unsecured receivables.

    Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $366.7 and $1,064.8 million for the third quarter and first nine months of 1995, compared to $340.7 and $1,032.1 million in the same year-ago periods. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.23 percent compared to 7.26 percent in the previous quarter and 7.47 percent in the year-ago quarter. Net interest margin on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads than unsecured products, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

    Provision for credit losses
    ---------------------------
    The provision for credit losses for receivables totaled $135.3 and $386.5 million for the third quarter and first nine months of 1995, up 7 and 12 percent from $126.0 and $344.0 million, respectively, in the comparable prior year periods. The level of provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period. The company increased credit loss reserves due to continued growth and seasoning of unsecured products and economic uncertainty. See the credit quality section for further discussion of factors affecting the provision for credit losses.

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

    Fee income includes revenues from fee-based products such as bankcards and private-label credit cards. Fee income was $32.9 and $84.3 million in the third quarter and first nine months of 1995, up from $22.1 and $58.4 million in the comparable periods of the prior year primarily due to interchange and other fees related to growth in owned credit card receivables.

    Other income primarily consists of servicing fee income and gains and losses on asset sales. Other income increased compared to the year-ago quarter and was flat compared to the first nine months of 1994. Other income in the third quarter benefited from servicing fee income generated by a servicing entity acquired by the company in July 1995. This entity services loan portfolios, primarily credit card receivables, for affiliates. Partially offsetting the servicing fee income from the newly-acquired entity was lower servicing income attributable to lower balances of an unsecured loan portfolio serviced with no recourse for a third party. Servicing fee income for the first nine months of 1995 was also impacted by a write-down that occurred in the second quarter related to the servicing of this portfolio.

    Expenses
    --------
    Salaries and fringe benefits were $104.8 and $206.5 million compared to $54.5 and $160.2 million in the third quarter and first nine months of 1994. The year-over-year increase was due to the affiliated servicing entity acquired in July 1995, as discussed previously on page 9. Other operating expenses were $142.6 and $418.2 million in the third quarter and first nine months of 1995, up from $131.9 and $408.0 million in the third quarter and the first nine months of 1994. The increase was primarily due to expenses incurred by the newly-acquired servicing entity. Increased expenses related to this entity were offset by the previously-mentioned increase in servicing fee income. Excluding these additional expenses, operating expenses would have increased 4 percent over the year-ago quarter and would have been essentially flat compared to the first nine months of 1994.

    The effective tax rate for the Finance and Banking segment was 35.8 and 33.1 percent, compared to 31.7 percent in the third quarter and first nine months of 1994.

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

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):
    --------------------------------------------------------------------------------------------------
                                                  September 30,  June 30, December 31,   September 30,
                                                           1995      1995         1994            1994
    --------------------------------------------------------------------------------------------------
    Owned . . . . . . . . . . . . . . . . . .            $490.2    $484.2       $413.7          $463.7
    Serviced with limited recourse. . . . . .             224.1     148.9        181.7           123.3
                                                         ---------------------------------------------
    Total . . . . . . . . . . . . . . . . . .            $714.3    $633.1       $595.4           587.0
                                                         =============================================

    Managed credit loss reserves were up 13 percent from June 30, 1995 and up 22 percent from September 30, 1994. Managed credit loss reserves as a percent of nonperforming managed receivables were 114.0 percent, up compared to 106.7 percent at June 30, 1995 and 97.1 percent at September 30, 1994.

    Total owned and managed credit loss reserves as a percent of receivables were as follows:
    -------------------------------------------------------------------------------------------------
                                                 September 30,  June 30, December 31,   September 30,
                                                          1995      1995         1994            1994
    -------------------------------------------------------------------------------------------------
    Owned . . . . . . . . . . . . . . . . . .             3.91%     3.96%        4.08%           4.03%
    Managed . . . . . . . . . . . . . . . . .             3.56      3.24         3.32            3.26
                                                          -------------------------------------------

    The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. The level of reserves for commercial credit losses is based on a regular review process for all commercial credits and management's evaluation of probable future losses in the portfolio as a whole given its geographic and industry diversification and historical loss experience. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing consumer and commercial credit loss reserves. While management allocates all reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

    Credit Quality
    --------------
    Delinquency increased during the quarter but was below the year-ago levels. Chargeoffs were up compared to both prior quarter and the year-ago quarter.

    In the third quarter of 1995, the company changed its procedure regarding chargeoffs of bankrupt Visa*/MasterCard* accounts. Prior to the third quarter, when the company received notification that a Visa/MasterCard customer had filed bankruptcy, the company established a reserve equal to the full balance of the customer's receivable. If not paid, the receivable balance would be charged off in accordance with the company's normal chargeoff policy. Beginning in the third quarter of 1995, the company implemented a new procedure, to more closely conform with credit card industry practice, to charge off accounts within 30 days of notification of bankruptcy filing. Accordingly, the company accelerated the chargeoff of bankrupt Visa/MasterCard accounts that had been past due. The chargeoff ratios presented below have been normalized to exclude the effect of these nonrecurring bankrupt chargeoffs.

    *Visa and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

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

    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):
    ------------------------------------------------------------------------------------------
                                          9/30/95     6/30/95   3/31/95    12/31/94    9/30/94
    ------------------------------------------------------------------------------------------
    Home equity . . . . . . . . . . . . .    3.27%       2.87%     2.81%       2.80%      2.83%
    Other secured . . . . . . . . . . . .    2.57        4.21      1.09        1.23       4.00
    Bankcard. . . . . . . . . . . . . . .    2.64        2.64      2.71        2.88       3.18
    Merchant participation. . . . . . . .    4.34        4.07      4.67        4.87       5.02
    Other unsecured . . . . . . . . . . .    5.84        6.19      5.34        5.40       6.27
                                             -------------------------------------------------
    Total . . . . . . . . . . . . . . . .    3.75%       3.60%     3.50%       3.58%      3.85%
                                             =================================================

    Delinquency as a percent of managed consumer receivables increased from the prior quarter but declined compared to the prior year level. The home equity delinquency ratio increased, as expected, primarily due to the seasoning of portfolios acquired through the wholesale network. The delinquency level for other secured receivables did not impact total delinquency due to the small size of the portfolio. The bankcard delinquency ratio, excluding the impact of the accelerated bankrupt chargeoffs discussed previously, was 2.88 percent. The increase in the quarter was primarily due to the aging of the GM Card portfolio.
    The merchant participation delinquency ratio increased primarily due to merchant programs the company has decided to exit. Excluding the impact of the previously-mentioned accelerated chargeoffs, total delinquency was 3.82 percent.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):
    ---------------------------------------------------------------------------------------------
                                               Third      Second      First     Fourth      Third
                                             Quarter     Quarter    Quarter    Quarter    Quarter
                                                1995        1995       1995       1994       1994
    ---------------------------------------------------------------------------------------------
    Home equity . . . . . . . . . . . . .       1.15%       1.04%       .82%       .93%      1.02%
    Other secured . . . . . . . . . . . .        .74         .01          -       1.42       1.86
    Bankcard* . . . . . . . . . . . . . .       4.65        4.34       4.73       4.89       4.78
    Merchant participation. . . . . . . .       5.05        5.30       4.85       4.26       3.87
    Other unsecured . . . . . . . . . . .       4.06        3.76       3.54       4.11       4.76
                                                -------------------------------------------------
    Total*. . . . . . . . . . . . . . . .       3.30%       3.08%      2.97%      3.00%      3.02%
                                                =================================================

    *Normalized to exclude accelerated chargeoffs of bankrupt accounts. Including these accelerated chargeoffs, bankcard and total chargeoffs were 5.54 and 3.54 percent, respectively, in the third quarter of 1995.

    Home equity receivable chargeoffs increased as expected. Excluding the previously-mentioned accelerated chargeoffs, bankcard chargeoffs increased compared to the prior quarter but were lower than the year-ago quarter. The increase was primarily due to the maturation of the GM
    Card portfolio. Bankcard chargeoffs were also impacted by an increase in bankruptcy filings. Merchant participation chargeoffs were below the previous quarter but were higher than a year ago primarily due to merchant programs the company has decided to exit. The chargeoff ratio for the other unsecured portfolio increased compared to the prior quarter and was below the year-ago quarter.

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

    Nonperforming Assets
    --------------------

    Nonperforming assets consisted of the following:
    --------------------------------------------------------------------------------------------
    In millions.                             9/30/95    6/30/95    3/31/95   12/31/94    9/30/94
    --------------------------------------------------------------------------------------------
    Nonaccrual managed receivables. . . .     $470.4     $404.6     $355.6     $395.5     $424.5
    Accruing managed consumer receivables
      90 or more days delinquent. . . . .      134.3      147.1      131.7      138.2      135.3
    Renegotiated commercial loans . . . .       22.0       41.8       85.9       41.8       44.9
                                              --------------------------------------------------
    Total nonperforming managed receivables    626.7      593.5      573.2      575.5      604.7
    Real estate owned . . . . . . . . . .      108.7      103.9      129.3      124.6      318.3
                                              --------------------------------------------------
    Total nonperforming assets. . . . . .     $735.4     $697.4     $702.5     $700.1     $923.0
                                              ==================================================
    Managed credit loss reserves as a percent
      of nonperforming managed receivables     114.0%     106.7%     105.7%     103.5%      97.1%
                                              --------------------------------------------------

    Effective January 1, 1995 the company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS No. 114 requires that a loan be recognized as impaired when it is probable that all contractual amounts due will not be repaid. FAS No. 114 specifically excludes groups of individually small dollar, homogenous loans where collectibility is evaluated collectively, such as the company's consumer receivable portfolio. At September 30, 1995 impaired commercial loans included in the above table were not significant and their ultimate disposition is not expected to have a material impact on the company's results of operations. The adoption of FAS No. 114 had no impact on the company's results of operations for the nine months ended September 30, 1995.
    Credit loss reserves for impaired loans are included in reserves for managed receivables described on pages 14 and 15.

    INDIVIDUAL LIFE INSURANCE
    -------------------------
    Individual Life Insurance net income was $17.9 and $42.2 million, compared to $17.4 and $39.7 million in the prior year periods. As previously discussed, the company sold the individual life and annuity product lines of this segment in October 1995. Revenues and net income of the product lines being sold totaled $400 and $34 million, respectively, for the first nine months of 1995. For the same period, these sold product lines had an annualized ROE of 8.2 percent. The sale will be recorded in the fourth quarter.

    Statements of Income
    --------------------------------------------------------------------------------------------------
                                                             Nine Months Ended      Three Months Ended
                                                                 September 30,           September 30,
    All dollar amounts are stated in millions.                1995        1994       1995         1994
    --------------------------------------------------------------------------------------------------
    Investment income. . . . . . . . . . . . . . . . . .    $412.4      $372.1     $143.6       $124.5
    Insurance premiums and contract revenues . . . . . .     107.8        62.7       34.3        (11.4)
                                                            ------------------------------------------
    Total revenues . . . . . . . . . . . . . . . . . . .     520.2       434.8      177.9        113.1
    Costs and expenses:
      Policyholders' benefits. . . . . . . . . . . . . .     354.4       285.3      113.9         65.5
      Operating expenses . . . . . . . . . . . . . . . .     100.9        87.6       36.4         20.4
      Income taxes . . . . . . . . . . . . . . . . . . .      22.7        22.2        9.7          9.8
                                                            ------------------------------------------
    Net income . . . . . . . . . . . . . . . . . . . . .    $ 42.2      $ 39.7     $ 17.9       $ 17.4
                                                            ==========================================
    Return on average assets - annualized. . . . . . . .       .72%        .75%       .91%         .97%
                                                            ------------------------------------------
    Return on average common shareholder's equity - annualized 7.2%        8.4%       9.0%        10.7%
                                                            ------------------------------------------

    --------------------------------------------------------------------------------------------------
                                                                 September 30,            December 31,
    In millions.                                                          1995                    1994
    --------------------------------------------------------------------------------------------------
    Investment securities. . . . . . . . . . . . . . . .             $ 7,135.5               $ 6,669.9
                                                                     ---------------------------------
    Life insurance in-force. . . . . . . . . . . . . . .              38,499.3                36,560.4
                                                                     ---------------------------------

    Investment securities for the Individual Life Insurance segment totaled $7.1 billion, up from $7.0 billion at June 30, 1995 and $6.7 billion at December 31, 1994. The Individual Life Insurance portfolio represented approximately 93 percent of the company's total investment portfolio at September 30, 1995. Investment securities sold in connection with the above-mentioned sale of product lines totaled approximately $5.8 billion.

    Investment income includes both interest income on investment securities and realized gains and losses on the sale of available-for-sale investments. Investment income in the third quarter and first nine months of 1995 was $143.6 and $412.4 million, up compared with the year-ago periods primarily due to higher interest income resulting from higher yields and a larger investment portfolio.

    In the third quarter of 1994, the company sold its whole life line of business and, as a result, reduced both contract revenues and policyholders' benefits by $47.8 million. This represented the amount of claim reserves on the policies that were sold to the new insurer. Excluding the impact of this transaction, insurance premiums and contract revenues for the third quarter and first nine months of 1995 were slightly below the respective prior year periods. Also, excluding the impact of this sale, policyholders' benefits in the first nine months of 1995 were higher than the prior year primarily due to higher interest credited to policyholders caused by higher interest rates and life insurance in-force. Policyholders' benefits in the third quarter of 1995 were essentially unchanged compared to the year-ago quarter, excluding the impact of the sale.

    Operating expenses in the third quarter and first nine months of 1995 were up compared to the respective prior year periods primarily due to higher levels of deferred insurance policy acquisition cost amortization associated with higher investment income.

    The effective tax rate was 35.1 and 35.0 percent for the third quarter and first nine months of 1995, compared to 36.0 and 35.9 percent in the respective periods of 1994.

    Part II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         27  Financial Data Schedule.

    (b)  Reports on Form 8-K

         During the third quarter of 1995, the Registrant filed a Current Report on Form 8-K dated August 9, 1995, pertaining to the sale of Alexander Hamilton Life Insurance Company of America to
         Jefferson-Pilot Corporation.

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


Date:  November 13, 1995     By:  /s/ David A. Schoenholz
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