Form 10-K405
period 1995-12-31
HOUSEHOLD FINANCE CORP
filed 1996-03-28
CIK 48681

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

       Registrant's telephone number, including area code: (847) 564-5000

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

     AS OF MARCH 13, 1996, THERE WERE 1,000 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, ALL OF WHICH ARE OWNED BY HOUSEHOLD INTERNATIONAL, INC.

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

     Through banking subsidiaries, the Company issues both VISA* and MasterCard* credit cards, including the GM Card(SM). These banks engage only in consumer credit card operations.

     Household Retail Services ("HRS") is a revolving credit merchant participation business. Through subsidiaries of HFC, HRS provides sales financing and purchases, originates and services merchants' private-label revolving charge accounts.

     In conjunction with its consumer finance operations and where applicable laws permit, HFC makes available to customers credit life, credit accident, health and household contents insurance. Credit life, credit accident and health insurance are generally written directly by, or reinsured with Household Life Insurance Company or its affiliates.

     In October 1995, a subsidiary of HFC sold the individual life and annuity product lines of the business segment formerly reported as the "Individual Life Insurance" business segment, and retained the credit life insurance business. Remaining insurance lines also include periodic payment annuities and corporate life insurance products, which are no longer being offered by the Company's insurance subsidiaries.

ITEM 2. PROPERTIES.

     Substantially all of HFC's branch office and headquarters space is rented with the exception of its administration building in Las Vegas, Nevada.

ITEM 3. LEGAL PROCEEDINGS.

     HFC and its operating subsidiaries have developed and maintain dedicated compliance functions to monitor the business operations of the Company and its subsidiaries with a focus to ensure compliance with all applicable laws. Notwithstanding, the Company and its subsidiaries are parties to various legal proceedings resulting from ordinary business activities. Certain of these actions are or purport to be class actions seeking damages in very large amounts. Due to the uncertainties in litigation and other factors, no assurance can be given that the Company or its subsidiaries will ultimately prevail in each instance. HFC believes that it, or its subsidiary, possesses meritorious defenses to these actions and any adverse decision should not materially affect the financial condition of HFC.

     During the past several years, the press has widely reported certain industry related concerns which may impact HFC and its subsidiaries. One such industry condition has been the litigation activities by the Alabama plaintiff bar against finance and insurance companies operating in that state, the large punitive awards obtained from juries in that state, and the failure of the state Supreme Court to reverse many of those awards. Like other companies in this industry, HFC and certain of its subsidiaries has litigation in Alabama. As of March 1, 1996, there were 28 lawsuits pending against HFC or its subsidiaries in Alabama. These cases generally allege inadequate disclosure of financing terms. In each suit, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Appropriate insurance carriers have

---------------
* VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International Incorporated, respectively.

been notified of each claim, and reservations of rights letters have been received. Recently, a subsidiary of HFC was dismissed from an Alabama case through the summary judgment process,and the plaintiff has filed a notice of appeal. The Company believes that it, and its subsidiaries, have substantive legal defenses to these claims and are prepared to defend each case vigorously. However, the judicial climate in Alabama is such that the outcome of all of these cases is unpredictable.

     Another industry issue relates to the exportation of fees by banks which issue credit cards. Since October 1991, a number of lawsuits and administrative actions have been filed in several states against national banks that issue credit cards which challenge various fees and charges (such as late fees, over-the-limit fees, returned check charges and annual membership fees) assessed by the banks claiming that restrictions or prohibitions under state law are applicable to credit card issuing banks located in other states. Two state supreme courts (California and Colorado) and two federal appeals courts have affirmed dismissal of these cases on the ground that individual state prohibitions on assessing these fees or charges are preempted by federal laws. However, in late 1995, the New Jersey Supreme Court ruled (in an action in which neither the Company nor any of its subsidiaries were named) that state prohibitions on late fees are not preempted. The issue is now before the United States Supreme Court which has agreed to review the California late fee case to resolve the conflict. Banking affiliates of HFC are involved in similar cases in California, Wisconsin and Pennsylvania, and in one of the federal appeals court decisions referred to above.

     HFC believes that credit card issuing banks throughout the United States have a strong case for federal preemption which is supported by interpretations of the Office of the Comptroller of the Currency. If the United States Supreme Court resolves the case before it adversely to the card issuing banks, the decision could have the effect of limiting certain fees and charges that could be assessed on credit card accounts and potentially could require other courts to order virtually all card issuing banks, including HFC's credit card banking subsidiaries, to pay refunds and/or civil penalties. It is not possible to predict the effect of any adverse ruling by the United States Supreme Court to the credit card industry as it is not possible to determine the amount of any refunds and/or penalties that might be required to be paid. An adverse ruling that requires any such payment potentially could have an adverse impact on the members of the credit card industry in the United States, including HFC. The Company believes the ultimate resolution of this matter will not affect its relative position in the credit card industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no market in HFC's common stock. HFC also has outstanding 1 million depositary shares which represent 1/3,000 share of term cumulative preferred stock (with a liquidation value of $.3 million per share). This preferred stock is held by institutional investors not affiliated with HFC.

     HFC paid cash dividends on its common stock to Household International totaling $155 million in 1995 and $115 million in 1994. In addition, HFC paid cash dividends on its preferred stock totaling $7.2 million in both 1995 and 1994.

ITEM 6. SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              FINANCIAL HIGHLIGHTS

                                                                    YEAR ENDED DECEMBER 31
                                                             -------------------------------------
                                                               1995          1994          1993
                                                             ---------     ---------     ---------
                                                               (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                           MILLIONS)
Net income................................................   $   261.8     $   256.4     $   220.4
Return on average common shareholder's equity(1)..........       12.64%        13.37%        13.80%
Return on average owned assets............................        1.22          1.22          1.16
                                                             ---------     ---------     ---------

                                                                        AT DECEMBER 31
                                                             -------------------------------------
                                                               1995          1994          1993
                                                             ---------     ---------     ---------
                                                                         (IN MILLIONS)
Assets(2).................................................   $17,793.4     $21,011.4     $19,850.2
Investments(2)............................................     3,233.0       7,249.6       7,082.0
Receivables
  Owned...................................................    12,435.5      10,151.2      10,149.8
  Serviced with limited recourse..........................     9,212.1       7,808.8       7,131.1
                                                             ---------     ---------     ---------
  Managed receivables(3)..................................   $21,647.6     $17,960.0     $17,280.9
                                                             =========     =========     =========
Debt to equity ratio(1)...................................       5.5:1         5.9:1         6.2:1
                                                             ---------     ---------     ---------

---------------
(1) Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115") and has included unrealized holding gains and losses on available-for-sale investments as a net amount in a separate component of common shareholder's equity, net of income taxes. In 1994 and 1993, for certain investments of the life insurance operation, unrealized holding gains and losses were recorded net of related unrealized deferred insurance policy acquisition cost adjustments. The 1995 and 1994 return on average common shareholders' equity was 12.58 and 13.12 percent, respectively, before the market value adjustment. The 1993 return on average common shareholders' equity was not materially impacted by the adoption of FAS No. 115. Before the market value adjustment at December 31, 1995, 1994 and 1993, the debt to equity ratio was 5.8:1, 5.6:1 and 6.3:1, respectively.

(2) In the fourth quarter of 1995 the Company sold the individual life and annuity product lines of the life insurance business, including approximately $5.7 billion of investment securities.

(3) Excludes reserves, accrued finance charges, and amounts due and deferred from sales of receivables.

                               OPERATIONS SUMMARY

     - Net income in 1995 was $261.8 million, a slight increase over 1994 net income of $256.4 million. Net income in 1994 was 16 percent higher than 1993 earnings.

     - Earnings of the consumer finance business increased primarily due to improved efficiency and higher net interest margin, which was driven by wider spreads in the retail business and portfolio growth of 11 percent versus 10 percent in 1994. The 1995 results of this business were impacted somewhat by lower servicing income from a portfolio of unsecured loans serviced with no recourse.

       The credit card business reported lower earnings in 1995. The private-label credit card business experienced lower earnings primarily as a result of higher credit costs associated with discontinued merchant programs and lower net interest margin due to spread compression resulting from competitive pricing pressure. The Visa/MasterCard business reported higher earnings in 1995, driven by portfolio growth of 26 percent, which generated higher finance charges and fee income, partially offset by higher credit costs resulting from portfolio seasoning. In the second quarter of 1994, Household International designated a subsidiary bank of HFC as the issuer of new General Motors ("GM") Card accounts. The GM Card is the result of an alliance between General Motors Corporation and Household International and was previously issued by an affiliate of HFC.

       Operating results of the commercial business were better than 1994 and 1993 primarily due to lower credit costs and operating expenses. This operation also benefited from gains on the disposition of assets, as it continued to liquidate its remaining portfolio. Partially offsetting these improvements was lower net interest margin due to lower asset levels.

     - In October 1995, the Company sold the individual life and annuity product lines of its individual life insurance business ("sold life insurance business"). The Company retained the credit life insurance business. Assets sold, principally investment securities, totaled approximately $6.1 billion. Through September 30, 1995, the annualized return on average common shareholders' equity of the sold life insurance business was 8.2 percent, and the annualized return on average owned assets was .73 percent. Remaining individual life insurance lines include periodic payment annuities and corporate life insurance products which the Company has discontinued. Due to the insignificance of these remaining insurance product lines, the Company has ceased reporting separate segment results for the former Individual Life Insurance segment.

       In the second quarter of 1995, the Company sold its purchased mortgage servicing rights to a third party. The sale did not have a material impact on the Company's operating results.

       The Company sold its Australian subsidiary in the fourth quarter of 1994 and recorded an after-tax loss of $14 million. Also in 1994, the Company entered into an agreement to sell without recourse $398 million of commercial loans to a joint venture. This loan sale was consummated in the first quarter of 1995.

                              BALANCE SHEET REVIEW

     - Owned assets totaled $17.8 billion at December 31, 1995, down 15 percent from year-end 1994 due to the sale of approximately $6.1 billion of insurance assets, partially offset by growth in consumer receivables.

       Owned consumer receivables were $11.2 billion at December 31, 1995, up 25 percent from $8.9 billion at December 31, 1994. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions. The Company securitized and sold with limited recourse approximately $4.1 and $2.5 billion of receivables during 1995 and 1994, respectively.

       In connection with the Company's decision to discontinue originating other secured receivables and to manage the liquidation of this portfolio as part of the discontinued commercial business, and due to the nature of these receivables, the Company has combined other secured receivables with commercial loans. To better analyze trends, selected balance sheet and credit quality data prior to December 31, 1995 have been restated to reflect this combination.

     - Managed consumer receivables (owned and serviced with limited recourse) grew 22 percent in 1995. The home equity receivable portfolio was flat compared to the prior year. The Visa/MasterCard portfolio increased 39 percent, primarily due to growth in the GM Card portfolio. In addition, the Company acquired two Visa/MasterCard portfolios totaling approximately $570 million in the fourth quarter of 1995. Merchant participation portfolio growth of 29 percent was driven by new merchant programs. Other unsecured receivables increased 36 percent due to retail originations in the consumer finance operation.

     - Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables increased to 3.88 percent at December 31, 1995 from 3.60 percent at December 31, 1994. The chargeoff ratio for the average managed consumer portfolio was 3.25 percent compared to 3.23 percent in 1994.

     - The Company continued to increase managed credit loss reserves during 1995 due to economic uncertainty and continued growth in unsecured products. Credit loss reserves as a percent of managed receivables were
       4.00 percent at year-end 1995 compared to 3.32 percent a year ago. Reserves as a percent of nonperforming managed receivables increased to
       120.5 percent from 103.5 percent at December 31, 1994.

     - The Company's debt to equity ratio was 5.5 to 1 compared to 5.9 to 1 at December 31, 1994. The significant improvement in the 1995 ratio was primarily due to the sale of the individual life and annuity product lines. The Company used the $525 million of cash proceeds from this sale to repay debt pending reinvestment of the capital in its core businesses or additional dividends to its parent. Accordingly, the Company anticipates that its debt to equity ratio may increase in the future as this capital is reinvested. See the Liquidity and Capital Resources section for further discussion of the Company's capital targets and plan.

     - In July 1995, Standard & Poor's Ratings Group revised its outlook on the Company from stable to positive based on stronger reserve coverage and expense control initiatives.

                            INCOME STATEMENT REVIEW

NET INTEREST MARGIN

     Net interest margin was $933.9 million, up from $917.3 million in 1994. Net interest margin as a percent of average owned interest-earning assets was 7.41 percent, down compared to 8.04 percent in 1994 and 8.16 percent in 1993. The decrease compared to the prior year was primarily attributable to higher funding costs and compression of fixed rate receivable spreads, partially offset by a shift in product mix toward higher-yielding unsecured receivables.

     Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $1.4 billion in 1995 and 1994. Net interest margin on a managed basis as a percent of average managed interest-earning assets was 7.20 percent compared to 7.57 percent in the previous year. The net interest margin percentage on an owned basis was greater than on a managed basis because home equity receivables, which have lower spreads than unsecured products, were a larger proportion of the portfolio serviced with limited recourse than of the owned portfolio.

PROVISION FOR CREDIT LOSSES

     The provision for credit losses for receivables totaled $511.0 million, up 17 percent from 1994 and up 3 percent from 1993. The level of provision for credit losses may vary from period to period, depending on the significance of securitizations of receivables in a particular period, as provision related to the securitized receivables is transferred to securitization income.

     The increase in provision was primarily due to continued growth and seasoning of unsecured products, which have higher chargeoff rates than secured products. Total unsecured consumer loans, which include credit cards and other unsecured receivables, comprised 63 percent of the managed receivable portfolio at December 31, 1995, up from 56 percent a year ago. The provision increase was also impacted by concern over the economy. See the Credit Quality section on pages 9 through 10 for further discussion of factors affecting the provision for credit losses.

OTHER REVENUES

     Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income, and provision for credit losses related to those receivables. Securitization income increased in 1995 over 1994 and 1993 due to growth in the securitized portfolio, which generated higher net interest income, and an increase in fee and other income from securitized credit card receivables, resulting from greater transaction volume.

     Insurance premiums and contract revenues of $251.7 million were up from $228.3 million in 1994 and $242.6 million in 1993. The 1995 amount included nine months of revenues from the sold individual life insurance and annuity business. The 1994 amount reflected the 1994 sale of the whole life line of business, which resulted in a reduction of contract revenues of $47.8 million, representing the amount of claim reserves on the policies that were sold. Insurance premiums and contract revenues for the business that has been retained, primarily the specialty and credit insurance line, were $158.7 million for 1995, up from $145.0 million in 1994. The increase was due to higher premiums related to growth in the Company's receivable base.

     Insurance premiums and contract revenues in 1994 were flat with 1993 due to the above-mentioned 1994 sale. Excluding the impact of this sale, insurance premiums and contract revenues were higher than 1993 due to higher life insurance in-force and increased specialty and credit insurance premiums.

     Investment income includes interest income on insurance investment securities, as well as realized capital gains and losses. Investment income of $453.8 million in 1995 declined compared to both 1994 and 1993 primarily due to the sale of the individual life insurance and annuity business. Investment income from the Company's retained business was $154.3 million in 1995 and $141.5 million in 1994. The increase was primarily due to higher gains from sales of available-for-sale investments and higher yields.

     The decrease in 1994 compared to 1993 was primarily due to lower gains on sales of available-for-sale investments. These investments were sold consistent with preestablished interest rate strategies. This decrease was also the result of lower yields on investments, as higher-yielding securities were sold, called or matured in 1993 and replaced with lower-yielding investments prior to the rise in interest rates which commenced in early 1994, partially offset by a larger investment portfolio.

     Fee income includes revenues from fee-based products such as credit cards. Fee income was $125.2 million, up from $83.1 million in 1994 and $60.7 million in 1993. The increase was due to higher interchange and other fees related to growth in owned credit card receivables and greater transaction volume.

     Other income includes gains and losses from the disposition of assets and businesses, income from servicing receivable portfolios without recourse, and in 1994 and 1993, trading gains and losses. Other income increased in 1995 due to the gain on the sale of the individual life and annuity lines of business in the fourth quarter, compared to a loss on the sale of the Australian subsidiary in 1994.

     Excluding the impact of the gains and losses from the sales of businesses in 1995 and 1994, other income was $50.0 million in 1995 and $114.5 million in 1994. The decrease was primarily due to lower servicing income related to a portfolio of unsecured loans serviced with no recourse for a third party.

     Other income in 1994 was below the 1993 level due to the loss on the sale of the Company's Australian subsidiary in 1994 and trading losses in 1994 compared to gains in 1993.

EXPENSES

     Salaries and fringe benefits and other operating expenses were $888.9 million, up 2 percent from 1994 and 8 percent from 1993. The increases were attributable to higher expenses associated with growth in the company's managed receivable portfolio. Average managed receivables grew 11 and 12 percent in 1995 compared to 1994 and 1993, respectively.

     Policyholders' benefits in 1995 were higher than 1994 but were below 1993 levels. The 1995 amount included nine months of activity for the sold individual life insurance and annuity business. Policyholders' benefits in 1994 were reduced by $47.8 million due to the sale of the whole life business. Policyholders' benefits of the retained insurance business, on a pro forma basis, were $189.2 million in 1995, up from $179.8 million in 1994. The increase was primarily due to growth in specialty and credit insurance.

     Excluding the impact of the 1994 sale, policyholders' benefits in 1994 were lower than 1993 primarily due to lower interest credited to individual life insurance policyholders.

     Income taxes. The 1995 effective tax rate was 40.1 percent compared to 28.8 percent in 1994 and 32.8 percent in 1993. The 1995 rate was impacted by additional taxes on the sale of the insurance business. Excluding the impact of additional taxes related to this disposition, the effective tax rate for 1995 would have been 33.1 percent.

     The 1994 effective tax rate reflected the favorable resolution of several prior year state tax issues and the recognition of U.S. tax benefits of accumulated losses of the Australian subsidiary upon its sale. Excluding the impact of accumulated losses recognized upon this sale, the effective tax rate would have been 32.1 percent for 1994.

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

CONSUMER

     The consumer credit risk management process has the following elements:

     - Computerized scoring systems to assess the risk characteristics of new applicants and monitor the payment behavior of existing customers for early warning signs of troubled accounts.

     - A centralized collection system for past due accounts to make the collection process more productive and provide the analytical capability to measure the effectiveness of collection strategies. This centralized collection system is augmented by early collection efforts in the consumer finance branch network.

     - A senior executive position of credit risk manager in each consumer lending operation which places credit management at a high level of priority and provides the means for the credit function to interact more productively with other business functions.

     Based on this credit risk management process, expected credit losses for each consumer product are estimated statistically based on payment patterns, as well as delinquency and chargeoff experience. Credit loss reserves are based on these statistical estimates and additional reserves to reflect management's judgment of portfolio risk factors. These risk factors include overall economic conditions, regional considerations and current trends in growth, underwriting or collection practices and changes in product mix which might not be appropriately considered in historical statistical experience.

     The Company suspends accrual of interest on all consumer receivables when payments are three months contractually past due, except for Visa/MasterCard and private-label credit cards. On these credit card receivables, consistent with industry practice, interest continues to accrue until the receivable is charged off. In the third quarter of 1995, the Company changed its procedure regarding chargeoffs of bankrupt Visa/MasterCard accounts. Prior to the third quarter, when the Company received notification that a Visa/MasterCard customer had filed bankruptcy, the Company established a reserve equal to the full balance of the customer's receivable. If not paid, the receivable balance would be charged off in accordance with the Company's normal chargeoff policy. Beginning in the third quarter of 1995, the Company implemented a new procedure, to more closely conform with credit card industry practice, to charge off accounts on a timely basis after receipt of notification of bankruptcy filing. Accordingly, the Company accelerated the chargeoff of bankrupt Visa/MasterCard accounts that had not yet been charged off under the prior policy. The chargeoff ratios presented on page 10 have been normalized to exclude the effect of the nonrecurring change. Consumer loans, excluding bankrupt Visa/MasterCard accounts, are charged off when an account is six to nine months contractually delinquent. The period of time is dependent on applicable regulatory requirements as well as the terms, collateral and credit loss experience of each consumer product category.

     Effective January 1, 1996 the Company adopted a policy whereby other unsecured consumer finance receivables will be charged off if an account is nine months contractually delinquent, and essentially no payment has been received in six months. No change has been made for Visa/MasterCard, merchant participation or secured loans. The combined recency and contractual chargeoff methodology more closely conforms to consumer finance industry practice and allows for more flexibility in addressing individual borrower circumstances. Delinquency statistics will continue to be reported on a contractual basis.

     The Company's consumer businesses lend funds nationwide, with California accounting for 23 percent of total managed consumer receivables. It is the only state with greater than 10 percent of the Company's domestic managed receivables. Due to its centralized underwriting, collection and processing functions, the Company is able to quickly revise underwriting standards and intensify collection efforts for specific geographic locations.

COMMERCIAL

     The Company no longer originates commercial loans. The Company's ongoing credit monitoring process for existing loans evaluates the financial and operating performance of all borrowers. As part of this process, the Company administers an asset classification policy which requires all assets to be formally reviewed and assigned a rating on a regular basis. This policy utilizes a process similar to that used by banking regulatory authorities and specifically addresses the need for chargeoffs.

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

                                 LOSS RESERVES

     The level of reserves for credit losses is maintained in accordance with the above-mentioned credit risk policy. See Note 1, "Summary of Significant Accounting Policies" on pages F-6 and F-7 in the accompanying financial statements for further description of the basis for establishing such reserves. See Note 3, "Receivables" for an analysis of credit loss reserves. While management allocates reserves, including those in excess of statistical requirements, among the Company's various products, all credit loss reserves are considered to be available to cover total loan losses.

CREDIT LOSS RESERVES

                                                                               AT DECEMBER 31
                                                                              -----------------
                                                                               1995       1994
                                                                              ------     ------
                                                                                (IN MILLIONS)
Owned......................................................................   $531.8     $413.7
Serviced with limited recourse.............................................    334.2      181.7
                                                                              ------     ------
          Total managed credit loss reserves...............................   $866.0     $595.4
                                                                              ======     ======

CREDIT LOSS RESERVES (AS A PERCENT OF RECEIVABLES)

                                                                                AT DECEMBER 31
                                                                                --------------
                                                                                1995      1994
                                                                                ----      ----
Owned........................................................................   4.28%     4.08%
Managed......................................................................   4.00      3.32

     The Company's total managed credit loss reserves increased 45 percent to $866.0 million from $595.4 million at December 31, 1994. The ratio of credit loss reserves to total managed receivables was 4.00 percent, up from 3.32 percent at December 31, 1994. The Company has continually increased credit loss reserves over the past year in anticipation of growth and seasoning of unsecured products, coupled with uncertainty over the strength of the economy and its impact on consumer behavior. The ratio of total credit loss reserves to total managed nonperforming loans increased to 120.5 percent from 103.5 percent at December 31, 1994.

                                 CREDIT QUALITY

     During 1995, the Company experienced increases in delinquency, while chargeoff levels remained relatively flat compared to the prior year. Nonperforming assets also increased during the year, due primarily to an increase in nonaccrual loans. Delinquency and chargeoff statistics continued to be impacted by the ongoing shift in the Company's product mix toward unsecured receivables. Because other unsecured, merchant participation and Visa/MasterCard receivables have higher delinquency and chargeoff rates than real estate secured loans, this shift in product mix has the effect of increasing the overall delinquency and chargeoff statistics of the portfolio. At December 31, 1995, unsecured loans accounted for 67 percent of the managed consumer receivable portfolio compared to 60 percent a year ago. In addition, chargeoff statistics were impacted by continued seasoning of the GM Card portfolio.

     Delinquency and chargeoff levels are monitored on a managed basis, which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the Company.

TWO-MONTHS-AND-OVER CONTRACTUAL DELINQUENCY
(AS A PERCENT OF MANAGED CONSUMER RECEIVABLES)

                                                 1995 QUARTER END                1994 QUARTER END
                                           ----------------------------    ----------------------------
                                            4       3       2       1       4       3       2       1
                                           ----    ----    ----    ----    ----    ----    ----    ----
Home equity.............................   3.42%   3.27%   2.87%   2.81%   2.80%   2.83%   2.97%   3.32%
Visa/MasterCard.........................   2.37    2.64    2.64    2.71    2.88    3.18    3.40    3.52
Merchant participation..................   4.75    4.34    4.07    4.67    4.87    5.02    4.55    5.03
Other unsecured.........................   6.31    5.84    6.19    5.34    5.40    6.27    6.76    7.28
                                           ----    ----    ----    ----    ----    ----    ----    ----
          Total.........................   3.88%   3.76%   3.60%   3.53%   3.60%   3.84%   3.92%   4.24%
                                           ====    ====    ====    ====    ====    ====    ====    ====

     Delinquency as a percent of managed consumer receivables increased from the prior quarter and from a year ago, driven by higher delinquency of other unsecured receivables, as the portfolio continued to season. The Visa/MasterCard delinquency ratio continued to benefit from portfolio growth and acquisitions, which was partially offset by seasoning of the GM Card portfolio. Home equity delinquency was higher than a year earlier primarily due to the seasoning of portfolios acquired through the wholesale network.

NET CHARGEOFFS OF CONSUMER RECEIVABLES
(AS A PERCENT OF AVERAGE MANAGED CONSUMER RECEIVABLES)

                                       1995 QUARTER ANNUALIZED                 1994 QUARTER ANNUALIZED
                          FULL YEAR   -------------------------   FULL YEAR   --------------------------   FULL YEAR
                            1995       4      3      2      1       1994       4      3       2      1       1993
                          ---------   ----   ----   ----   ----   ---------   ----   ----   -----   ----   ---------
Home equity.............      .99%     .93%  1.15%  1.04%   .82%     1.16%     .93%  1.02%   1.42%  1.27%     1.04%
Visa/MasterCard*........     4.66     4.88   4.65   4.34   4.73      5.15     4.89   4.78    5.26   5.74      5.99
Merchant participation       5.28     5.80   5.05   5.30   4.85      3.96     4.26   3.87    3.81   3.87      4.30
Other unsecured.........     3.89     4.15   4.06   3.76   3.54      4.96     4.11   4.76    5.57   5.60      6.37
                             ----     ----   ----   ----   ----      ----     ----   ----    ----   ----      ----
          Total.........     3.25%    3.53%  3.32%  3.11%  2.99%     3.23%    3.04%  3.04%   3.41%  3.47%     3.56%
                             ====     ====   ====   ====   ====      ====     ====   ====    ====   ====      ====

---------------
* Normalized to exclude the acceleration of bankrupt accounts in the third quarter of 1995. Including these accelerated chargeoffs, Visa/MasterCard and total chargeoffs were 5.05 and 3.36 percent, respectively, for 1995.

     Net chargeoffs as a percent of average managed consumer receivables were
3.25 percent, essentially unchanged compared to 3.23 percent in 1994, as seasoning of unsecured products was offset by their continued growth.

     The Visa/MasterCard chargeoff ratio for the year decreased compared to the prior year, as continued maturation of the GM Card portfolio was offset by improvement in the non-GM Card portfolio. Merchant participation chargeoffs increased over the 1994 level primarily due to programs the Company has exited. The other unsecured chargeoff ratio for the year was lower than 1994, but it increased in the fourth quarter due to continued portfolio seasoning.

     Chargeoffs are a lagging indicator of credit quality and generally reflect prior delinquency trends. However, chargeoffs in any given quarter may be affected by events such as changes in regional economic conditions and increases in personal bankruptcies. Future chargeoff levels may also be impacted by the continuing shift in the Company's product mix to credit card and other unsecured receivables, which have higher chargeoff rates than home equity loans.

NONPERFORMING ASSETS

                                                             DEC. 31,    SEPT. 30,    DEC. 31,    DEC. 31,
                                                               1995        1995         1994        1993
                                                             --------    ---------    --------    --------
                                                              (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Nonaccrual managed receivables............................    $547.9      $ 470.4      $395.5     $  569.6
Accruing managed consumer receivables 90 or more days
  delinquent..............................................     149.7        134.3       138.2        148.8
Renegotiated commercial loans.............................      21.2         22.0        41.8         28.7
                                                              ------       ------      ------       ------
  Total nonperforming managed receivables.................     718.8        626.7       575.5        747.1
Real estate owned.........................................     105.6        108.7       124.6        345.6
                                                              ------       ------      ------       ------
  Total nonperforming assets..............................    $824.4      $ 735.4      $700.1     $1,092.7
                                                              ======       ======      ======       ======
Managed credit loss reserves as a percent of nonperforming
  managed receivables.....................................     120.5%       114.0%      103.5%        78.6%

     Nonperforming managed receivables increased over the prior year primarily due to increased nonaccrual receivables in the consumer finance business.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company generally is funded independently. Cash flows, liquidity and capital are monitored at both the Company and Household International levels. The decision to invest in or to withdraw capital from specific businesses is based on their profitability, growth potential and target capital structure. Household

International invested $140 million of additional capital in HFC in 1994 to strengthen the Company's capital position and to fund asset growth. HFC paid cash dividends to Household International of $155 million in 1995 and $115 million in 1994.

     The Company employs an integrated and comprehensive program to manage liquidity and capital resources. In managing capital, the Company develops targets for each of its key capital ratios based on discussions with rating agencies, regulatory requirements, competitor analysis and projected changes in the operating environment. These targets include both on-balance sheet assets and receivables securitized with limited recourse. As a result of management's decision to improve capital levels, the Company has set increasingly restrictive targets in each of the last several years.

     The major use of cash by the Company is the origination or purchase of receivables or investment securities. The main sources of cash for the Company are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt; cash provided by operations; and cash received from policyholders.

     The Company obtains a majority of its funding through the issuance of commercial paper, medium- and long-term debt and through securitizations and sales of consumer receivables. At December 31, 1995 HFC's outstanding commercial paper totaled $4.0 billion compared to $3.3 billion at December 31, 1994. HFC markets its commercial paper through an in-house sales force, directly reaching more than 300 investors. HFC also markets medium-term notes through investment banks and its in-house sales force and issued a total of $1.3 billion in 1995. During 1995 HFC also issued $1.2 billion of intermediate- and long-term debt to the public through investment banks and brokerage houses. To facilitate liquidity, HFC had committed back-up lines of credit totaling $3.9 billion at December 31, 1995, $400 million of which was limited by the amount utilized by Household International. None of the back-up lines contained a material adverse change clause which could restrict availability. HFC's debt to equity ratio was
5.5 to 1 at December 31, 1995 compared to 5.9 to 1 at December 31, 1994.

     Securitizations and sales of consumer receivables have been, and will continue to be, an important source of liquidity for HFC. During 1995 the Company securitized and sold approximately $4.1 billion of home equity, Visa/MasterCard, merchant participation and other unsecured receivables compared to $2.5 billion in 1994. HFC has committed agreements with commercial banks to securitize up to $500 million of merchant participation receivables and, along with its affiliate, Household Bank, f.s.b., $1 billion of Visa/MasterCard receivables, if desired. At December 31, 1995 $650 million of Visa/MasterCard receivables were securitized under these programs.

     During 1995 Standard & Poor's Ratings Group upgraded the credit rating outlook for the Company from stable to positive, based on stronger reserve coverage and expense control initiatives. At December 31, 1995 the long-term debt of the Company had been assigned an "investment grade" rating by four nationally recognized statistical rating organizations. Furthermore, these agencies included the commercial paper of HFC in their highest rating category. With these ratings, back-up lines of credit and securitization programs, the Company believes it has sufficient capacity to raise capital to refinance maturing obligations and fund business growth.

     The Company's remaining credit and individual life insurance subsidiaries plan for capital needs using targets based on statutory or contractual requirements. At the end of 1995 the estimated risk-based capital ratios of these companies, as defined statutorily, were consistent with their targets. The Company believes that the future capital needs of these subsidiaries will be funded through their own operations.

RISK MANAGEMENT

     Household International has a comprehensive program which addresses the management and diversification of financial risk, such as interest rate, funding, liquidity, counterparty and currency risk, at all of its entities. Acceptable limits for each of these risks are established by the Finance Committee of Household International's Board of Directors on an annual basis and reviewed semi-annually. Household International manages these risks for the Company through an asset/liability management committee ("ALCO"), which is composed of senior management, who use these limits to manage these risks both domestically and internationally. Interest rate risk is the exposure of earnings to changes in interest rates. The ALCO sets and monitors policy so that the potential impact on earnings from future changes in interest rates is managed within approved limits. Simulation models are utilized to measure the impact on net interest margin of changes in interest rates. By policy, no more than 25 percent of the Company's expected full year earnings can be at risk to an immediate 200 basis point increase or decrease in interest rates for 12 months, assuming no additional interest rate risk management actions are taken. Positions that create a risk beyond 15 percent of earnings require specific approval of the chief executive officer of Household International. Limits also apply beyond the initial 12-month period. Historically, the Company has managed its interest rate risk to levels substantially below those allowed by this policy.

     The Company, whenever possible, funds its assets with liability instruments of similar interest rate sensitivity, thereby reducing structural interest rate risk. Over time, customer demand for the Company's receivable products shifts from fixed rate to floating rate, and vice versa, based on market conditions and consumer preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. To manage these exposures, as well as its liquidity position, the Company may use derivatives to synthetically alter the terms of assets or liabilities. The Company does not use any exotic or leveraged derivatives. The Company does not serve as a financial intermediary to make markets in any off-balance sheet financial instruments.

     At December 31, 1995 the Company managed approximately $15 billion of domestic receivables with variable interest rates, including floating rate credit card, home equity and other unsecured products. To manage liquidity to acceptable levels, these receivables have been funded with $4.2 billion of short-term debt, with the remainder funded by longer-duration liabilities. This situation exposes the Company to interest rate risk. The Company utilizes derivatives, primarily interest rate swaps, to synthetically alter its exposure to interest rate risk while still controlling liquidity risk. Interest rate swaps are also used to synthetically alter the Company's exposure to basis risk, or the risk due to the difference in movement of market rate indices on which assets and liabilities are priced (primarily prime and LIBOR, respectively). Synthetic alteration and hedge transactions are specifically designated to particular assets/liabilities or off-balance sheet items of a similar characteristic. Specific assets or liabilities synthetically altered/hedged may consist of groups of individually small dollar homogeneous items.

     The economic exposure underlying the Company's interest rate swap portfolio is minimal. The notional amount is used to determine the fixed or variable rate interest payment due by each counterparty but does not result in an exchange of principal payments. The Company's primary exposure on its interest rate swap portfolio is counterparty risk, or the risk that a counterparty may default on a contract when the Company is owed money. The potential for economic loss is the interest rate differential determined by reference to the notional amount. Certain interest rate swap agreements entered into by the Company require that payments be made to or received from the counterparty when the market value of the agreement reaches a predetermined level. This serves to minimize the Company's counterparty risk. Counterparty limits have been established and are closely monitored as part of the overall risk management process. These limits ensure that the Company does not have significant exposure to any individual counterparty. Based on estimated peak exposure at December 31, 1995, 96 percent of the Company's derivative instrument counterparties were rated A- or better, and 87 percent were rated AA- or better. The Company has never suffered a loss due to counterparty failure.

     The Company also utilizes exchange traded U.S. dollar interest rate futures and purchased put and call options to hedge the resets of interest rates on the Company's variable rate assets and liabilities. For example, short-term borrowings expose the Company to interest rate risk. The hedges used reduce that risk, and at the inception of the contract the Company designates these futures and options as hedges. The contracts are held until the applicable variable rate asset or liability reset occurs, at which time the contracts are terminated. These terminations are necessary to close out the contract, as the date the rate resets usually does not coincide with the exchange's contract expiration date.

     In late 1994 the Company discontinued its trading activities. Income or loss from trading activities was not material to the Company.

     See Note 6, "Derivative Financial Instruments and Other Financial Instruments With Off-Balance Sheet Risk" for additional information related to interest rate risk management.

     In the accompanying financial statements, Note 8, "Fair Value of Financial Instruments" provides information regarding the fair value of certain financial instruments.

     During 1995 the Company invested $45.5 million in capital expenditures, down compared to the prior year level of $61.0 million. In 1994 the Company incurred expenditures to develop a comprehensive customer service computer system for the domestic consumer finance business.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements.
     Report of Independent Public Accountants.
      Statements of Income for the Three Years Ended December 31, 1995.
      Balance Sheets, December 31, 1995 and 1994.
      Statements of Cash Flows for the Three Years Ended December 31, 1995.
      Statements of Changes in Preferred Stock and Common Shareholder's Equity for the Three
        Years Ended December 31, 1995.
      Notes to Financial Statements.
      Selected Quarterly Financial Data (Unaudited).

(b)  Reports on Form 8-K
     During the three months ended December 31, 1995, HFC filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing supplementary financial information for HFC for the nine months ended September 30, 1995, as a result of the sale as of October 1, 1995 by Household Group, Inc., a wholly-owned subsidiary of Household
     Finance Corporation, of Alexander Hamilton
     Life Insurance Company of America to Jefferson-Pilot Corporation.
(c)  Exhibits.
     2     Stock Purchase Agreement by and among Household Group, Inc., Household
           International, Inc., Alexander Hamilton Life Insurance Company of America and
           Jefferson-Pilot Corporation dated August 9, 1995 (incorporated by reference to
           Exhibit 2 of HFC's Current Report on Form 8-K dated August 9, 1995).
     3(i)  Restated Certificate of Incorporation of Household Finance Corporation ("HFC"), as
           amended (incorporated by reference to Exhibit 3(a) of HFC's Annual Report on Form
           10-K for the fiscal year ended December 31, 1992).
     3(ii) Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(b)
           of HFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
     4(a)  Indenture dated as of May 15, 1989, between HFC and Bankers Trust Company, as
           Trustee (incorporated by reference to Exhibit 4 to HFC's Current Report on Form 8-K dated August 3, 1989), as supplemented by a First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on
           Form 8-K dated June 15, 1989), as amended by Amendment No. 1 dated October 18, 1990 to the First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on Form 8-K dated October 18, 1990).
     4(b)  Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) to HFC's Registration
           Statement on Form S-3, No. 33-48854).
     4(c)  Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and
           The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) to HFC's Registration Statement on Form S-3, No.
           33-55561).
     4(d)  The principal amount of debt outstanding under each other instrument defining the rights of holders of long-term debt of HFC and its subsidiaries does not exceed 10 percent of the total assets of HFC and its subsidiaries on a consolidated basis.
           HFC agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term debt of HFC and its subsidiaries.
     12    Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined
           Fixed Charges and Preferred Stock Dividends.
     23    Consent of Arthur Andersen LLP, Certified Public Accountants.
     27    Financial Data Schedule.
(d)  Schedules.
     Household Finance Corporation and Subsidiaries:
     VIII  Valuation and Qualifying Accounts.
     X     Supplementary Income Statement Information.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD FINANCE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HOUSEHOLD FINANCE CORPORATION

Dated: March 27, 1996

                                          By:       /s/ R. F. ELLIOTT
                                             ----------------------------------
                                                R. F. Elliott, President and
                                                  Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF HOUSEHOLD FINANCE CORPORATION AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               TITLE
---------------------------------------------   -------------------------
                                                President and Chief
            /s/ R. F. ELLIOTT                   Executive Officer,
---------------------------------------------   Director
                R. F. Elliott

                                                Vice President, Chief
            /s/ D. A. SCHOENHOLZ                Accounting Officer and                   Dated: March 27, 1996
---------------------------------------------   Chief Financial Officer,
                D. A. Schoenholz                Director

           /s/ W. F. ALDINGER                   Director
---------------------------------------------
               W. F. Aldinger

           /s/ D. C. CLARK                      Director
---------------------------------------------
               D. C. Clark

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

HOUSEHOLD FINANCE CORPORATION:

     We have audited the accompanying balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related statements of income, changes in preferred stock and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Household Finance Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in Item 14(d) are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 1996

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                               ----------------------------------
                                                                 1995         1994         1993
                                                               --------     --------     --------
                                                               (IN MILLIONS)
Finance income...............................................  $1,724.6     $1,496.8     $1,318.1
Interest income from noninsurance investment securities......      33.9         38.7         40.9
Interest expense.............................................     824.6        618.2        510.2
                                                               --------     --------     --------
Net interest margin..........................................     933.9        917.3        848.8
Provision for credit losses on owned receivables.............     511.0        435.9        494.5
                                                               --------     --------     --------
Net interest margin after provision for credit losses........     422.9        481.4        354.3
                                                               --------     --------     --------
Securitization income........................................     424.6        301.9        355.3
Insurance premiums and contract revenues.....................     251.7        228.3        242.6
Investment income............................................     453.8        505.8        552.1
Fee income...................................................     125.2         83.1         60.7
Other income.................................................     100.2         74.3        105.6
                                                               --------     --------     --------
Total other revenues.........................................   1,355.5      1,193.4      1,316.3
                                                               --------     --------     --------
Salaries and fringe benefits.................................     289.3        236.7        221.9
Other operating expenses.....................................     599.6        633.4        603.7
Policyholders' benefits......................................     452.3        444.7        517.2
                                                               --------     --------     --------
Total costs and expenses.....................................   1,341.2      1,314.8      1,342.8
                                                               --------     --------     --------
Income before income taxes...................................     437.2        360.0        327.8
Income taxes.................................................     175.4        103.6        107.4
                                                               --------     --------     --------
Net income...................................................  $  261.8     $  256.4     $  220.4
                                                               ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                 BALANCE SHEETS

                                                                            AT DECEMBER 31
                                                                        -----------------------
                                                                          1995          1994
                                                                        ---------     ---------
                                                                             (IN MILLIONS)
                                 ASSETS
Cash..................................................................  $   154.7     $    97.3
Investment securities (fair value of $3,233.0 and $7,205.7)...........    3,233.0       7,249.6
Receivables, net......................................................   12,665.0      10,476.3
Assets pending sale...................................................         --         398.3
Advances to parent company and affiliates.............................      119.6         482.3
Deferred insurance policy acquisition costs...........................        5.6         621.4
Acquired intangibles..................................................      418.7         357.2
Properties and equipment..............................................      286.2         211.5
Real estate owned.....................................................      105.6         124.6
Other assets..........................................................      805.0         992.9
                                                                        ---------     ---------
Total assets..........................................................  $17,793.4     $21,011.4
                                                                        =========     =========
                  LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper, bank and other borrowings.........................  $ 4,154.2     $ 3,800.6
  Senior and senior subordinated debt (with original maturities over
     one year)........................................................    8,257.5       7,728.3
                                                                        ---------     ---------
          Total debt..................................................   12,411.7      11,528.9
Insurance policy and claim reserves...................................    2,212.9       6,643.4
Other liabilities.....................................................      931.7         880.0
                                                                        ---------     ---------
          Total liabilities...........................................   15,556.3      19,052.3
Preferred stock.......................................................      100.0         100.0
Common shareholder's equity*..........................................    2,137.1       1,859.1
                                                                        ---------     ---------
          Total liabilities and shareholder's equity..................  $17,793.4     $21,011.4
                                                                        =========     =========

---------------

* See the Statements of Changes in Preferred Stock and Common Shareholder's Equity on page F-5 for number of shares issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31
                                                                      -------------------------------------
                                                                        1995          1994          1993
                                                                      ---------     ---------     ---------
                                                                                  (IN MILLIONS)
CASH PROVIDED BY OPERATIONS
Net income..........................................................  $   261.8     $   256.4     $   220.4
Adjustments to reconcile net income to net cash provided by
  operations:
  Provision for credit losses on owned receivables..................      511.0         435.9         494.5
  Insurance policy and claim reserves...............................      408.2         259.8         226.4
  Depreciation and amortization.....................................      176.8         146.8         158.1
  Net realized (gains) losses from sales of assets..................      (36.4)         29.2          (1.4)
  Deferred insurance policy acquisition costs.......................      (58.5)        (94.7)        (86.6)
  Deferred income tax provision.....................................       26.8           4.4           1.0
  Other, net........................................................      190.7        (106.7)        289.5
                                                                      ---------     ---------     ---------
Cash provided by operations.........................................    1,480.4         931.1       1,301.9
                                                                      ---------     ---------     ---------
INVESTMENTS IN OPERATIONS
Investment securities available-for-sale:
  Purchased.........................................................   (3,176.8)     (1,749.1)       (180.3)
  Matured...........................................................      116.9         122.9          54.3
  Sold..............................................................    2,428.4       1,460.7         448.3
Investment securities held-to-maturity:
  Purchased.........................................................     (341.8)       (674.8)     (2,811.7)
  Matured...........................................................      242.7         396.1       1,118.6
  Sold..............................................................       31.9            --         756.9
Short-term investment securities, net change........................      273.6         (73.5)       (224.1)
Receivables, excluding Visa/MasterCard receivables
  Originated or purchased...........................................   (8,428.7)     (7,281.3)     (6,288.3)
  Collected.........................................................    3,739.0       4,168.7       3,772.5
  Sold..............................................................    3,452.4       2,520.9       1,934.4
Visa/MasterCard receivables:
  Originated or collected, net......................................   (5,241.3)     (2,885.7)     (2,629.3)
  Purchased.........................................................     (585.2)        (16.9)        (32.7)
  Sold..............................................................    4,755.8       2,222.8       1,912.8
Disposition of product lines of life insurance business.............      575.0            --            --
Acquisition of other businesses, net................................     (135.0)       (145.6)           --
Properties and equipment purchased..................................      (45.5)        (61.0)        (30.5)
Properties and equipment sold.......................................        3.4            .6           4.6
Advances to parent company and affiliates, net......................      362.7        (120.6)         31.6
                                                                      ---------     ---------     ---------
Cash decrease from investments in operations........................   (1,972.5)     (2,115.8)     (2,162.9)
                                                                      ---------     ---------     ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change.........................................      353.6        (210.3)        107.1
Senior and senior subordinated debt issued..........................    2,493.7       3,840.5       2,289.9
Senior and senior subordinated debt retired.........................   (2,047.9)     (2,792.0)     (2,084.3)
Policyholders' benefits paid........................................     (741.7)       (558.3)       (332.8)
Cash received from policyholders....................................      652.6         956.5         848.9
Dividends on preferred stock........................................       (7.2)         (7.2)         (8.7)
Repurchase of preferred stock.......................................         --            --         (50.0)
Dividends paid to parent company....................................     (155.0)       (115.0)           --
Capital contributions from parent company...........................        1.4         140.0          70.0
                                                                      ---------     ---------     ---------
Cash increase from financing and capital transactions...............      549.5       1,254.2         840.1
                                                                      ---------     ---------     ---------
Increase (decrease) in cash.........................................       57.4          69.5         (20.9)
Cash at January 1...................................................       97.3          27.8          48.7
                                                                      ---------     ---------     ---------
Cash at December 31.................................................  $   154.7     $    97.3     $    27.8
                                                                      =========     =========     =========
Supplemental cash flow information:
Interest paid.......................................................  $   740.4     $   656.4     $   510.5
                                                                      ---------     ---------     ---------
Income taxes paid (received)........................................     (110.3)        230.0          49.4
                                                                      =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                        AND COMMON SHAREHOLDER'S EQUITY

                                                                       COMMON SHAREHOLDER'S EQUITY
                                                           ----------------------------------------------------
                                                             COMMON                                   TOTAL
                                                           STOCK AND                                 COMMON
                                              PREFERRED     PAID-IN      RETAINED                 SHAREHOLDER'S
                                                STOCK      CAPITAL(1)    EARNINGS    OTHER(2)        EQUITY
                                              ---------    ----------    --------    ---------    -------------
                                                         (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
BALANCE AT DECEMBER 31, 1992...............    $ 150.0       $481.2      $  914.3     $ (18.2)      $ 1,377.3
  Net income...............................                                 220.4                       220.4
  Dividends on preferred stock.............                                  (8.7)                       (8.7)
  Contribution of capital from parent
     company...............................                    70.0                                      70.0
  Foreign currency translation
     adjustments...........................                                              (5.0)           (5.0)
  Repurchase of preferred stock............      (50.0)                                                    --
  Unrealized gain on investments, net......                                              36.5            36.5
                                              ---------    ----------    --------    ---------    -------------
BALANCE AT DECEMBER 31, 1993...............      100.0        551.2       1,126.0        13.3         1,690.5
  Net income...............................                                 256.4                       256.4
  Dividends to parent company..............                                (115.0)                     (115.0)
  Dividends on preferred stock.............                                  (7.2)                       (7.2)
  Contribution of capital from parent
     company...............................                   140.0                                     140.0
  Foreign currency translation
     adjustments...........................                                              12.9            12.9
  Unrealized loss on investments, net......                                            (118.5)         (118.5)
                                              ---------    ----------    --------    ---------    -------------
BALANCE AT DECEMBER 31, 1994...............      100.0        691.2       1,260.2       (92.3)        1,859.1
  Net income...............................                                 261.8                       261.8
  Dividends to parent company..............                                (155.0)                     (155.0)
  Dividends on preferred stock.............                                  (7.2)                       (7.2)
  Contribution of capital from parent
     company...............................                     1.4                                       1.4
  Foreign currency translation
     adjustments...........................                                               (.1)            (.1)
  Unrealized gain on investments, net......                                             177.1           177.1
                                              ---------    ----------    --------    ---------    -------------
BALANCE AT DECEMBER 31, 1995...............    $ 100.0       $692.6      $1,359.8     $  84.7       $ 2,137.1
                                               =======     ========       =======     =======      ==========

---------------
(1) At December 31, 1995 and 1994, the Company had authorized, issued and outstanding 1,000 shares of common stock, all of which are owned by Household International, Inc.

(2) At December 31, 1995, 1994, 1993 and 1992 items in the other column include cumulative adjustments for unrealized gains (losses) on marketable equity securities and available-for-sale investments of $93.7, $(83.4), $35.1 and $(1.4) million, respectively. Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). As a result of implementing FAS No. 115, the gross unrealized gain (loss) on available-for-sale investments at December 31, 1995, 1994 and 1993 of $141.5, $(259.5) and $144.9 million, respectively, is recorded net of income taxes (benefit) of $47.8, $(44.8) and $19.6 million, respectively. At December 31, 1994 and 1993, the unrealized gain (loss) on certain available-for-sale investments of the life insurance operation were recorded net of related unrealized deferred insurance policy acquisition cost adjustments of $(131.3) and $90.2 million, respectively.

   The accompanying notes are an integral part of these financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

     Household Finance Corporation ("HFC" or the "Company") is a subsidiary of Household International, Inc. ("Household International" or the "parent company"). The Company is primarily engaged in the business of consumer lending in the United States and, prior to December 1994, Australia. The Company makes the following types of loans to "middle-market" customers: home equity, Visa/MasterCard, merchant participation and other unsecured. The Company's receivable portfolio also includes commercial loans and leases, including discontinued commercial product lines.

     The Company also offers credit and specialty insurance in the United States and Canada. In October 1995 the Company sold the individual life and annuity product lines of the Individual Life Insurance segment. Remaining insurance lines include periodic payment annuities and corporate owned life insurance products. These products are no longer being offered by the Company and are being liquidated. Due to the insignificance of the remaining insurance product lines, the Company will now report results for the former Finance and Banking segment and the remaining insurance product lines on a combined basis.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current year's presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment Securities. The Company maintains investment portfolios in both its noninsurance and insurance operations. These portfolios are comprised primarily of debt securities. The insurance portfolio also includes policy loans. In accordance with FAS No. 115, investment securities may be classified in three separate categories: trading, available-for-sale or held-to-maturity. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Adjustments to the carrying value of trading investments are included in current earnings. The Company had no trading investments at December 31, 1995. Investments which the Company has the positive intent and ability to hold to maturity are defined as held-to-maturity and carried at amortized cost. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events reasonably expected in the foreseeable future. These investments are carried at fair value. As discussed on page F-9, the Company reclassified its entire held-to-maturity investment portfolio to available-for-sale in the fourth quarter of 1995.

     Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity, net of income taxes. Prior to the sale of the individual life and annuity lines of business of the insurance operation, unrealized holding gains and losses on certain available-for-sale investments were also recorded net of related unrealized deferred insurance policy acquisition cost adjustments. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings. Cost of investment securities sold by the insurance operation generally is determined using the first-in, first-out ("FIFO") method, and cost of noninsurance investment securities sold is determined by specific identification. Interest income earned on the noninsurance investment portfolio is classified in the statements of income in net interest margin. Realized gains and losses from the noninsurance portfolio and investment income from the insurance portfolio are recorded in investment income. Accrued investment income is classified with investment securities.

     Receivables. Receivables are carried at amortized cost. The Company periodically sells receivables from its home equity, Visa/MasterCard, merchant participation and other unsecured portfolios. Because these receivables were originated with variable rates of interest or rates comparable to those currently offered by the Company for such receivables, carrying value approximates fair value.

     Finance income is recognized using the effective yield method and classified on the balance sheets, to the extent not collected, with the related receivables. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Annual fees on Visa/MasterCard receivables are netted with direct lending costs associated with the issuance of the cards. The net amount is deferred and amortized on a straight-line basis over one year. Net deferred direct lending costs/(income) related to Visa/MasterCard receivables totaled $(3.4) and $.9 million at December 31, 1995 and 1994, respectively.

     Insurance reserves applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets, since payments on such policies generally are used to reduce outstanding receivables. Provisions for credit losses are made in amounts sufficient to maintain reserves at a level considered adequate to cover probable losses of principal and earned interest in the existing portfolio of owned receivables. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans for which the collection of principal and interest is not probable, as well as management's assessment of general reserve requirements. These estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside the Company's control, such as economic conditions in the regions where the Company operates, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. The Company's chargeoff policy for all consumer receivables, except bankrupt Visa/MasterCard accounts, is based on contractual delinquency over periods ranging from 6 to 9 months. Bankrupt Visa/MasterCard accounts are charged off on a timely basis after receipt of bankruptcy notification. Commercial loans are written off when it becomes apparent that an account is uncollectible.

     Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all consumer and commercial loans when principal or interest payments are more than three months contractually past due, except for Visa/MasterCard receivables and private-label credit cards, which are included in the merchant participation product line. On these credit card receivables, interest continues to accrue until the receivable is charged off. There were no commercial loans at December 31, 1995 which were 90 days or more contractually past due which remained on accrual status. Accrual of income on nonaccrual consumer receivables is not resumed until such receivables become less than three months contractually past due. Accrual of income on nonaccrual commercial loans is not resumed until such loans become contractually current. Cash payments received on nonaccrual commercial loans are either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

     Receivables Sold and Serviced with Limited Recourse and Securitization Income. Certain home equity, Visa/MasterCard, merchant participation and other unsecured receivables have been securitized and sold to investors with limited recourse. The servicing rights to these receivables have been retained by the Company. Upon sale, the receivables are removed from the balance sheet, and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the lives of the receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables sold and securities issued, delinquency of receivables sold, normal servicing fees, operating expenses and other factors. The resulting gain is reduced by establishing a reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying statements of income as securitization income.

     Properties and Equipment. Properties and equipment are recorded at cost and depreciated over their estimated useful lives principally using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

     Real Estate Owned. Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. Costs of holding this real estate, and related gains and losses on disposition, are credited or charged to operations as incurred. These values are periodically reviewed and reduced, if appropriate.

     Insurance. Premiums for specialty and credit insurance are recognized over the period at risk in relationship to anticipated claims. Premiums received on universal life and annuity policies ("interest-sensitive policies") are considered insurance deposits. Revenues on interest-sensitive policies consist of contract charges against policyholders' accounts and are reported in the period assessed. Costs associated with acquisition of insurance risks are deferred and generally amortized in relation to premium revenues on ordinary and credit insurance and in relation to gross profits on interest-sensitive policies.

     The liability for future contract benefits on interest-sensitive policies is computed in accordance with the retrospective deposit method using interest rates which vary with rates credited to policyholders' accounts. Liabilities for future policy benefits on specialty insurance products are computed using the net level premium method, based upon estimated future investment yields, mortality, and withdrawals appropriate when the policies were issued. Mortality and withdrawal assumptions principally are based on industry tables. Policy and contract claim reserves are based on estimated settlement amounts for both reported and incurred but not reported losses.

     Acquired Intangibles. Acquired intangibles primarily consist of acquired credit card relationships. Acquired credit card relationships are amortized on a straight-line basis over their estimated remaining lives, not to exceed 10 years. The average amortization period for acquired intangibles was approximately 6 years in 1995, 1994 and 1993.

     Interest Rate Contracts. The nature and composition of the Company's assets and liabilities and off-balance sheet items expose the Company to interest rate risk. The Company enters into a variety of interest rate contracts in the management of its interest rate exposure and, prior to December 31, 1994, in its trading activities. Interest rate swaps are the principal vehicle used to manage interest rate risk; however, interest rate futures, options, caps and floors, and forward contracts also are utilized.

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

     Interest rate futures, forwards, options, caps and floors used in hedging the Company's exposure to interest rate fluctuations are designated, and effective, as hedges of balance sheet items. Anticipatory hedges are designated, and effective, as hedges of identified transactions which are probable to occur. During 1995, 1994 and 1993 the Company's use of anticipatory hedges was insignificant. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the hedged items as adjustments to net interest margin in the statements of income. These deferred gains and losses are recorded on the accompanying balance sheets as adjustments of the carrying amount of the hedged items. Interest rate contracts not used in the Company's trading activities are recorded at amortized cost.

     In late 1994, the Company discontinued its trading activities. Prior to that, interest rate contracts used in the Company's trading activities were carried at fair value. Changes in fair value were included in other income.

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

2. INVESTMENT SECURITIES

                                                                       AT DECEMBER 31
                                                          -----------------------------------------
                                                                 1995                  1994
                                                          -------------------   -------------------
                                                          CARRYING     FAIR     CARRYING     FAIR
                                                           VALUE      VALUE      VALUE      VALUE
                                                          --------   --------   --------   --------
                                                                        (IN MILLIONS)
TRADING INVESTMENTS
Government securities and other.........................                        $    2.9   $    2.9
                                                          --------   --------   --------   --------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities............................  $  323.8   $  323.8       53.9       53.9
Corporate debt securities...............................   1,533.6    1,533.6    2,545.9    2,545.9
Government debt securities..............................      99.2       99.2      211.3      211.3
Mortgage-backed securities..............................     195.8      195.8      817.9      817.9
Policy loans............................................     821.4      821.4         --         --
Other...................................................     222.9      222.9       62.5       62.5
                                                          --------   --------   --------   --------
          Subtotal......................................   3,196.7    3,196.7    3,691.5    3,691.5
                                                          --------   --------   --------   --------
HELD-TO-MATURITY INVESTMENTS
Corporate debt securities...............................                         1,827.4    1,818.3
Government debt securities..............................                            23.1       20.6
Mortgage-backed securities..............................                         1,063.1    1,041.9
Mortgage loans on real estate...........................                           161.9      158.5
Policy loans............................................                            72.7       72.7
Other...................................................                           298.1      290.4
                                                          --------   --------   --------   --------
          Subtotal......................................                         3,446.3    3,402.4
                                                          --------   --------   --------   --------
Accrued investment income...............................      36.3       36.3      108.9      108.9
                                                          --------   --------   --------   --------
          Total investment securities...................  $3,233.0   $3,233.0   $7,249.6   $7,205.7
                                                          ========   ========   ========   ========

     The Company's insurance subsidiaries held $2.8 and $6.8 billion of the investment securities at December 31, 1995 and 1994, respectively. Policy loans held by the Company's insurance subsidiaries are classified as investment securities, consistent with insurance industry practice.

     There were no changes in net unrealized holding gains or losses in 1995 and 1994 from trading investments. Included in the Company's earnings for 1993 were changes in net unrealized holding gains of $.7 million from trading investments.

     Proceeds from the sales of available-for-sale investments totaled $2,428.4, $1,460.7 and $448.3 million in 1995, 1994 and 1993, respectively. Gross gains of $6.8, $34.8 and $35.8 million were realized on sales of available-for-sale investments in 1995, 1994 and 1993, respectively. There were no gross losses on sales of available-for-sale investments in 1995. Gross losses of $25.4 and $7.5 million in 1994 and 1993, respectively, were realized on those sales. The sales in 1995 were exclusive of the sale of investment securities in connection with the disposition of the individual life and annuity lines of business.

     During 1995 the Company sold $31.4 million of held-to-maturity investment securities due to the significant deterioration in the creditworthiness of the issuers of the securities. Because of the disposition of the individual life and annuity product lines, and the Company's decision to discontinue its remaining insurance product lines, the Company reassessed the classification of the remaining held-to-maturity portfolio and reclassified the entire held-to-maturity investment portfolio to available-for-sale in the fourth quarter of 1995. There were no investments transferred from held-to-maturity to available-for-sale in 1994. The amortized cost of held-to-maturity investments transferred to available-for-sale in 1993 was $2.8 billion. There were no sales of held-to-maturity investments in 1994. Proceeds from sales of held-to-maturity investments were $756.9 million in 1993. Sales and transfers of held-to-maturity investments in 1993 were due to the restructuring of the investment security portfolio in anticipation of the adoption of FAS No. 115 on December 31, 1993. Gross gains of $.5 and $46.5 million were realized on sales of held-to-maturity investments in 1995 and 1993, respectively. There were no gross losses on sales of held-to-maturity investments in 1995. Gross losses of $9.6 million were realized on sales of held-to-maturity investments in 1993.

     The gross unrealized gains (losses) of investment securities were as follows:

                                            AT DECEMBER 31, 1995                             AT DECEMBER 31, 1994
                               ----------------------------------------------   ----------------------------------------------
                                             GROSS        GROSS                               GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                 COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                        (IN MILLIONS)
AVAILABLE-FOR-SALE
  INVESTMENTS
Marketable equity
  securities.................  $   318.3     $  7.3       $ (1.8)    $  323.8   $    55.4     $  1.7      $   (3.2)   $   53.9
Corporate debt securities....    1,406.9      130.9         (4.2)     1,533.6     2,721.6        3.7        (179.4)    2,545.9
Government debt securities...       97.5        2.0          (.3)        99.2       226.2         .2         (15.1)      211.3
Mortgage-backed securities...      189.5       10.9         (4.6)       195.8       885.2        4.3         (71.6)      817.9
Policy loans.................      821.4         --           --        821.4          --         --            --          --
Other........................      221.6        1.3           --        222.9        62.7         --           (.2)       62.5
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
         Total
           available-for-sale
           investments.......  $ 3,055.2     $152.4       $(10.9)    $3,196.7   $ 3,951.1     $  9.9      $ (269.5)   $3,691.5
                                ========   ========     ========     ========    ========   ========      ========    ========
HELD-TO-MATURITY INVESTMENTS
Corporate debt securities....                                                   $ 1,827.4     $ 33.6      $  (42.7)   $1,818.3
Government debt securities...                                                        23.1         .1          (2.6)       20.6
Mortgage-backed securities...                                                     1,063.1       13.4         (34.6)    1,041.9
Mortgage loans on real
  estate.....................                                                       161.9        1.8          (5.2)      158.5
Policy loans.................                                                        72.7         --            --        72.7
Other........................                                                       298.1         .3          (8.0)      290.4
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
         Total
           held-to-maturity
           investments.......         --         --           --           --   $ 3,446.3     $ 49.2      $  (93.1)   $3,402.4
                                ========   ========     ========     ========    ========   ========      ========    ========

     See Note 8, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of the Company's assets, liabilities and off-balance sheet financial instruments.

     As of December 31, 1995 the Company did not hold any debt or equity securities from a single issuer that exceeded 10 percent of the Company's total shareholder's equity.

     Contractual maturities and yields of investments in debt securities were as follows:

                                                                    AT DECEMBER 31, 1995
                               ----------------------------------------------------------------------------------------------
                                    CORPORATE SECURITIES            GOVERNMENT SECURITIES         ALL OTHER DEBT SECURITIES
                               -------------------------------   ----------------------------   -----------------------------
                               AMORTIZED     FAIR                AMORTIZED   FAIR               AMORTIZED    FAIR
                                 COST       VALUE      YIELD*      COST      VALUE    YIELD*      COST      VALUE     YIELD*
                               ---------   --------   --------   ---------   -----   --------   ---------   ------   --------
                                                                       (IN MILLIONS)
Due within 1 year............. $   119.1   $  119.1     5.81%      $ 3.5     $ 3.5     7.39%     $   1.2    $   .2     9.47%
After 1 but within 5 years....     124.9      133.2     8.11         6.8       7.0     6.30         47.6      48.9     7.76
After 5 but within 10 years...     226.0      241.2     8.20        57.2      57.9     5.75         44.2      45.3     7.23
After 10 years................     936.9    1,040.1     8.26        30.0      30.8     6.45        108.6     114.9     8.20
                                --------   --------     ----       -----     -----     ----       ------    ------     ----
         Total................ $ 1,406.9   $1,533.6     8.03%      $97.5     $99.2     6.06%     $ 201.6    $209.3     7.90%
                                ========   ========     ====       =====     =====     ====       ======    ======     ====

---------------
* Computed by dividing annualized interest by the amortized cost of the respective investment securities.

3. RECEIVABLES

                                                                          AT DECEMBER 31
                                                                      ----------------------
                                                                        1995         1994
                                                                      ---------    ---------
                                                                          (IN MILLIONS)
    Home equity....................................................   $ 2,072.1    $ 1,570.4
    Visa/MasterCard................................................     3,596.7      2,663.0
    Merchant participation.........................................     2,753.7      1,843.4
    Other unsecured................................................     2,786.3      2,865.9
    Commercial.....................................................     1,226.7      1,208.5
                                                                      ---------    ---------
              Total owned receivables..............................    12,435.5     10,151.2
    Accrued finance charges........................................       241.0        176.5
    Credit loss reserve for owned receivables......................      (531.8)      (413.7)
    Unearned credit insurance premiums and claims reserves.........       (78.4)       (45.9)
    Amounts due and deferred from receivables sales................       932.9        789.9
    Reserve for receivables serviced with limited recourse.........      (334.2)      (181.7)
                                                                      ---------    ---------
              Total owned receivables, net.........................    12,665.0     10,476.3
    Receivables serviced with limited recourse.....................     9,212.1      7,808.8
                                                                      ---------    ---------
              Total managed receivables, net.......................   $21,877.1    $18,285.1
                                                                      =========    =========

     The Company has securitized and sold certain receivables which it services with limited recourse. Securitizations and sales of receivables, including replenishments of certificate holder interests, were as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1995        1994        1993
                                                              --------    --------    --------
                                                                       (IN MILLIONS)
    Home equity............................................   $1,135.2    $1,418.6    $1,667.5
    Visa/MasterCard........................................    4,755.8     2,222.8     1,881.8
    Merchant participation.................................      644.0     1,093.6       213.6
    Other unsecured........................................    1,074.8          --          --
                                                              --------    --------    --------
              Total........................................   $7,609.8    $4,735.0    $3,762.9
                                                              ========    ========    ========

     The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                           AT DECEMBER 31
                                                                        --------------------
                                                                          1995        1994
                                                                        --------    --------
                                                                           (IN MILLIONS)
    Home equity......................................................   $4,661.9    $5,074.6
    Visa/MasterCard..................................................    2,685.8     1,866.0
    Merchant participation...........................................      750.0       868.2
    Other unsecured..................................................    1,114.4          --
                                                                        --------    --------
              Total..................................................   $9,212.1    $7,808.8
                                                                        ========    ========

     The combination of receivables owned and receivables serviced with limited recourse, which the Company considers its managed portfolio, is shown below:

                                                                          AT DECEMBER 31
                                                                      ----------------------
                                                                        1995         1994
                                                                      ---------    ---------
                                                                          (IN MILLIONS)
    Home equity....................................................   $ 6,734.0    $ 6,645.0
    Visa/MasterCard................................................     6,282.5      4,529.0
    Merchant participation.........................................     3,503.7      2,711.6
    Other unsecured................................................     3,900.7      2,865.9
    Commercial.....................................................     1,226.7      1,208.5
                                                                      ---------    ---------
              Managed receivables..................................   $21,647.6    $17,960.0
                                                                      =========    =========

     For certain securitizations, wholly-owned subsidiaries were created (HFC Revolving Corporation, HRSI Funding, Inc., HFS Funding Corporation, Household Finance Receivables Corporation II, Household Receivables Funding Corporation, Household Receivables Funding Corporation II, HFC Funding Corporation, Household Receivables Funding, Inc., Household Consumer Loan Corporation and Household Card Funding Corporation) for the limited purpose of consummating such transactions.

     The amount due and deferred from receivables sales of $932.9 million at December 31, 1995 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $891.5 million. The amount due and deferred also included customer payments not yet remitted by the securitization trustee to the Company. In addition, the Company has made guarantees relating to certain securitizations of $265.1 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $358.5 million at December 31, 1995. The Company has an agreement with a "AAA"-rated third party who will indemnify the Company for up to $21.2 million in losses related to certain securitization transactions. The Company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $334.2 million at December 31, 1995 and represent the Company's best estimate of probable losses on receivables serviced with limited recourse.

     Contractual maturities of owned receivables were as follows:

                                                           AT DECEMBER 31, 1995
                             ---------------------------------------------------------------------------------
                               1996        1997        1998        1999       2000     THEREAFTER      TOTAL
                             --------    --------    --------    --------    ------    ----------    ---------
                                                               (IN MILLIONS)
Home equity...............   $  326.3    $  246.5    $  194.7    $  163.1    $144.9     $  996.6     $ 2,072.1
Visa/MasterCard...........      323.3       294.6       268.1       244.0     222.0      2,244.7       3,596.7
Merchant participation....      258.8       247.6       247.1       239.3     158.5      1,602.4       2,753.7
Other unsecured...........      788.5       493.4       347.9       254.1     191.0        711.4       2,786.3
Commercial................      260.8       119.6       123.4       106.8      42.1        574.0       1,226.7
                             --------    --------    --------    --------    ------     --------     ---------
          Total...........   $1,957.7    $1,401.7    $1,181.2    $1,007.3    $758.5     $6,129.1     $12,435.5
                             ========    ========    ========    ========    ======     ========     =========

     A substantial portion of all consumer receivables, based on the Company's experience, will be paid prior to contractual maturity. This tabulation, therefore, is not to be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding Visa/MasterCard receivables, approximated 44 and 47 percent in 1995 and 1994, respectively.

     The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                                          AT DECEMBER 31, 1995
                                                                        -------------------------
                                                                        OVER 1 BUT
                                                                         WITHIN 5         OVER 5
                                                                           YEARS          YEARS
                                                                        -----------      --------
                                                                              (IN MILLIONS)
Receivables at predetermined interest rates..........................    $ 2,088.1       $2,406.3
Receivables at floating or adjustable rates..........................      2,260.6        3,722.8
                                                                          --------       --------
          Total......................................................    $ 4,348.7       $6,129.1
                                                                          ========       ========

     Nonaccrual owned consumer receivables totaled $253.0 million at December 31, 1995. Interest income that would have been recorded in 1995 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $41 million. Interest income that was included in net income for 1995, prior to these loans being placed on nonaccrual status, was approximately $22 million.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which requires that a loan be recognized as impaired when it is probable that all contractual amounts due will not be repaid. FAS No. 114 specifically excludes groups of small dollar, homogeneous loans where collectibility is evaluated collectively, such as the Company's consumer loan portfolio. At December 31, 1995 impaired commercial loans totaled $139.3 million (consisting of $118.1 million nonaccrual and $21.2 million renegotiated commercial loans). Impaired commercial loans of $109.8 million required related credit loss reserves totaling $41 million at December 31, 1995. The remaining $29.5 million did not require credit loss reserves. The average recorded investment in impaired commercial loans during 1995 was approximately $142.0 million. The Company recorded $4.1 million of interest income on impaired commercial loans in 1995. Had the loans been performing in accordance with their original terms, interest income in 1995 would have been $12.9 million higher. There were no commitments at December 31, 1995 to lend additional funds to borrowers whose loans were renegotiated.

     At December 31, 1994 the Company had nonaccrual commercial loans of $100.2 million and renegotiated commercial loans of $41.8 million. The Company recorded $1.5 million of interest income on such loans in 1994. Interest income that would have been recorded in 1994 had these loans been performing in accordance with their original terms was $16.9 million. At December 31, 1994 there were $.5 million of commitments to lend additional funds to borrowers whose loans were renegotiated.

     For further information on nonperforming assets, see page 10 of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     A rollforward of the Company's credit loss reserves for the years ended December 31, 1995, 1994 and 1993 is shown below:

                                                                       YEAR ENDED DECEMBER 31
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
                                                                            (IN MILLIONS)
Credit loss reserves for owned receivables at January 1..........   $ 413.7    $ 452.7    $ 423.3
Provision for credit losses-owned receivables....................     511.0      435.9      494.5
Owned receivables charged off....................................    (555.3)    (517.8)    (567.7)
Recoveries on owned receivables..................................      82.0       78.1       68.7
Credit loss reserves on receivables purchased, net...............      75.0      (30.6)       1.9
Other, net (1)...................................................       5.4       (4.6)      32.0
                                                                    -------    -------    -------
     Total credit loss reserves for owned receivables at December
       31........................................................     531.8      413.7      452.7
                                                                    -------    -------    -------
Credit loss reserves for receivables serviced with limited
  recourse at January 1..........................................     181.7      134.5      160.9
Provision for credit losses-receivables serviced with limited
  recourse.......................................................     322.3      187.9      176.0
Receivables charged off..........................................    (181.1)    (150.0)    (176.3)
Recoveries.......................................................       8.5        5.6        4.7
Other, net (1)...................................................       2.8        3.7      (30.8)
                                                                    -------    -------    -------
     Total credit loss reserves for receivables serviced with
       limited recourse at December 31...........................     334.2      181.7      134.5
                                                                    -------    -------    -------
     Total credit loss reserves for managed receivables at
       December 31...............................................   $ 866.0    $ 595.4    $ 587.2
                                                                    =======    =======    =======

---------------

(1) The 1993 amount includes the transfer, from serviced with limited recourse to owned, of credit loss reserves associated with the return of receivables to the owned portfolio upon the culmination of a securitization transaction.

4. COMMERCIAL PAPER, BANK AND OTHER BORROWINGS

                                                                     AT DECEMBER 31
                                                         --------------------------------------
                                                                         BANK AND
                                                         COMMERCIAL       OTHER
                                                           PAPER        BORROWINGS      TOTAL
                                                         ----------     ----------     --------
                                                           (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                       MILLIONS)
    1995
    Balance............................................   $4,042.4       $  111.8      $4,154.2
    Highest aggregate month-end balance................         --             --       4,733.8
    Average borrowings.................................    4,244.2          126.5       4,370.7
    Weighted average interest rate:
      At year end......................................        5.8%           6.0%          5.8%
      Paid during year.................................        5.9            6.0           5.9
    1994
    Balance............................................   $3,268.4       $  532.2      $3,800.6
    Highest aggregate month-end balance................         --             --       5,053.2
    Average borrowings.................................    3,964.4          487.1       4,451.5
    Weighted average interest rate:
      At year end......................................        6.2%           6.0%          6.2%
      Paid during year.................................        4.4            6.9           4.6
    1993
    Balance............................................   $3,731.7       $  590.1      $4,321.8
    Highest aggregate month-end balance................         --             --       4,789.6
    Average borrowings.................................    3,459.5          598.7       4,058.2
    Weighted average interest rate:
      At year end......................................        3.5%           4.0%          3.6%
      Paid during year.................................        3.5            4.8           3.7

     Interest expense for commercial paper, bank and other borrowings totaled $259.6, $206.4 and $151.0 million for 1995, 1994 and 1993, respectively.

     The Company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1995 the Company had total bank credit agreements of $3.9 billion, all of which were unused. Formal credit lines are reviewed annually, and revolving credit agreements expire at various dates from 1996 to 2000. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1995 totaled $3.3 million.

5. SENIOR AND SENIOR SUBORDINATED DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

                                                                         AT DECEMBER 31
                                                                      ---------------------
                                                                        1995         1994
                                                                      --------     --------
                                                                       (ALL DOLLAR AMOUNTS
                                                                          ARE STATED IN
                                                                            MILLIONS)
    SENIOR DEBT
      4.00% to 7.49%; due 1996 to 2009..............................  $2,315.7     $1,365.5
      7.50% to 7.99%; due 1996 to 2007..............................   1,709.2      1,324.1
      8.00% to 8.99%; due 1996 to 2005..............................   1,294.1      1,085.6
      9.00% to 9.99%; due 1996 to 2001..............................     282.3        608.8
      10.00% and greater; due 1996 to 2001..........................      38.3         38.3
      Variable interest rate debt; 3.26% to 7.00%; due 1996 to
         2015.......................................................   2,111.5      2,870.5
    SENIOR SUBORDINATED DEBT
      9.00% to 9.63%; due 2000 to 2001..............................     400.0        400.0
      10.13%; due 1996..............................................     100.0        100.0
    Unamortized premium (discount)..................................       6.4        (64.5)
                                                                      --------     --------
         Total senior and senior subordinated debt..................  $8,257.5     $7,728.3
                                                                       =======      =======

     Weighted average interest rates, excluding the impact of interest rate swap agreements, were 7.2 percent at December 31, 1995 and 7.1 percent at both December 31, 1994 and 1993. Interest expense for senior and senior subordinated debt, including the impact of interest rate swap agreements, was $565.0, $411.8 and $359.2 million for 1995, 1994 and 1993, respectively.

     Maturities of senior and senior subordinated debt were:

                                                                AT DECEMBER 31,
                                                                     1995
                                                                ---------------
                                                                (IN MILLIONS)
                 1996........................................      $ 2,044.1
                 1997........................................        1,244.8
                 1998........................................          847.3
                 1999........................................          784.9
                 2000........................................          778.7
                 Thereafter..................................        2,557.7
                                                                    --------
                   Total.....................................      $ 8,257.5
                                                                    ========

     At December 31, 1995 there were no significant restrictions on retained earnings in any of HFC's various indentures and agreements. Cash dividends or advances to HFC by certain of its subsidiaries are limited by government or statutory regulation. At December 31, 1995 approximately $.7 billion of consolidated net assets were so restricted.

6. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In connection with its asset/liability management program and in the normal course of business, the Company enters into various transactions involving derivative and other off-balance sheet financial instruments. These instruments are primarily used to manage the Company's exposure to fluctuations in interest rates and foreign exchange rates. The Company does not serve as a financial intermediary to make markets in any derivative financial instruments. For further information on the Company's strategies for managing interest rate and foreign exchange rate risk, see Liquidity and Capital Resources on pages 11 and 12.

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

     Market Risk. Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. The Company mitigates this risk by establishing limits for positions and other controls.

INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

     The following tables summarize the activity in interest rate and foreign exchange contracts for the years 1995, 1994 and 1993:

HEDGING/SYNTHETIC ALTERATION INSTRUMENTS

                                                                                           NON EXCHANGE TRADED
                                        EXCHANGE TRADED                  --------------------------------------------------------
                         ---------------------------------------------                                     INTEREST
                                                                                                             RATE
                             INTEREST RATE                                            FOREIGN EXCHANGE      FORWARD
                           FUTURES CONTRACTS            OPTIONS          INTEREST      RATE CONTRACTS      CONTRACTS   OTHER RISK
                         ---------------------   ---------------------     RATE      -------------------   ---------   MANAGEMENT
                         PURCHASED     SOLD      PURCHASED    WRITTEN      SWAPS     PURCHASED    SOLD     PURCHASED   INSTRUMENTS
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
                                                                      (IN MILLIONS)
Notional amount, 1992... $   170.0          --          --          --   $ 8,292.6   $   27.5    $(108.5)        --    $   419.9
New contracts...........   5,780.5   $(3,200.5)  $ 2,084.7   $(2,363.5)    8,453.5      881.0     (882.4)        --        893.9
Matured or expired
  contracts.............  (2,750.0)         --    (1,236.2)    1,515.9    (2,756.5)     (37.7)      31.8         --       (115.0)
Terminated contracts....    (475.0)      475.0          --          --      (275.0)     (60.0)      60.0         --           --
In-substance maturities
  (1)...................  (2,725.5)    2,725.5      (818.9)      807.6          --     (807.4)     807.4         --           --
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1993...        --          --   $    29.6   $   (40.0)  $13,714.6   $    3.4    $ (91.7)        --    $ 1,198.8
                          ========    ========    ========    ========    ========   ========    =======   ========    ==========
Fair value, 1993 (2)....        --          --          --          --   $   220.8         --    $    .1         --    $    57.7
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1993...        --          --   $    29.6   $   (40.0)  $13,714.6   $    3.4    $ (91.7)        --    $ 1,198.8
New contracts........... $ 8,009.9   $(8,799.2)    8,867.9    (5,707.5)    7,916.3    1,026.6     (949.3)   $ 180.0        372.9
Matured or expired
  contracts.............        --          --    (3,150.0)         --    (5,481.1)        --         --         --     (1,043.9)
Terminated contracts....     (63.5)      759.8          --          --    (2,075.0)     (46.5)      43.9         --       (130.5)
In-substance maturities
  (1)...................  (7,946.4)    7,946.4    (5,747.5)    5,747.5          --     (983.5)     928.1         --           --
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1994...        --   $   (93.0)         --          --   $14,074.8         --    $ (69.0)   $ 180.0    $   397.3
                          ========    ========    ========    ========    ========   ========    =======   ========    ==========
Fair value, 1994 (2)....        --   $      .8          --          --   $  (341.5)        --         --    $    .1    $    90.0
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1994...        --   $   (93.0)         --          --   $14,074.8         --    $ (69.0)   $ 180.0    $   397.3
New contracts........... $ 2,003.0    (1,850.0)  $   300.0   $  (300.0)      790.0   $  809.9     (885.2)        --           --
Matured or expired
  contracts.............        --       290.0          --          --    (4,932.8)     (36.7)      40.9         --           --
Terminated contracts....        --          --          --          --    (4,275.3)        --         --     (180.0)          --
In-substance maturities
  (1)...................  (1,653.0)    1,653.0      (300.0)      300.0          --     (773.2)     913.3         --           --
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------
Notional amount, 1995... $   350.0          --          --          --   $ 5,656.7         --         --         --    $   397.3
                          ========    ========    ========    ========    ========   ========    =======   ========    ==========
Fair value, 1995 (2).... $      .1          --          --          --   $   136.6         --         --         --    $    81.0
                         ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------   ----------

TRADING INSTRUMENTS (3)

                                        EXCHANGE TRADED
                         ----------------------------------------------              NON EXCHANGE TRADED
                                                                         -------------------------------------------
                             INTEREST RATE                                              INTEREST RATE
                           FUTURES CONTRACTS            OPTIONS                       FORWARD CONTRACTS   OTHER RISK
                         ---------------------   ----------------------   INTEREST   -------------------  MANAGEMENT
                         PURCHASED     SOLD      PURCHASED    WRITTEN    RATE SWAPS  PURCHASED    SOLD    INSTRUMENTS
                         ---------   ---------   ---------   ----------  ----------  ---------   -------  ----------
                                                                (IN MILLIONS)
Notional amount, 1992... $ 2,449.2   $(2,847.0)  $ 2,688.1   $(10,605.6)  $  100.0    $ 261.0    $(261.0)  $  800.0
Net change..............  (2,117.2)    1,970.0     7,020.9     (5,840.5)        --     (261.0)     261.0     (300.0)
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------
Notional amount, 1993... $   332.0   $  (877.0)  $ 9,709.0   $(16,446.1)  $  100.0         --         --   $  500.0
                         =========   =========   =========   ==========    =======    =======    =======    =======
Fair value, 1993 (2).... $    45.1   $   (45.8)  $     2.8   $     (2.0)  $    0.6         --         --         --
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------
Notional amount, 1993... $   332.0   $  (877.0)  $ 9,709.0   $(16,446.1)  $  100.0         --         --   $  500.0
Net change..............   2,660.0       257.0    (9,709.0)    15,981.1     (100.0)        --         --     (700.0)
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------
Notional amount, 1994... $ 2,992.0   $  (620.0)         --   $   (465.0)        --         --         --   $ (200.0)
                         =========   =========   =========   ==========    =======    =======    =======    =======
Fair value, 1994 (2).... $    (2.2)  $     1.1          --   $      1.4         --         --         --   $    (.3)
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------
Average fair value,
  1994..................      (2.8)        2.7   $     2.8         (2.5)  $   (1.0)        --         --        (.1)
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------
Notional amount, 1994... $ 2,992.0   $  (620.0)         --   $   (465.0)        --         --         --     (200.0)
Net change..............  (2,992.0)      620.0          --        465.0         --         --         --      200.0
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------
Notional amount, 1995...        --          --          --           --         --         --         --         --
                         =========   =========   =========   ==========    =======    =======    =======    =======
Fair value, 1995 (2)....        --          --          --           --         --         --         --         --
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------
Average fair value,
  1995..................        --          --          --           --         --         --         --         --
                         ---------   ---------   ---------   ----------    -------    -------    -------    -------

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

(3) The results of trading activities were immaterial to the financial results of the Company for 1995, 1994 and 1993. In late 1994, the Company discontinued its trading activities.

     Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The Company primarily enters into interest rate swap transactions to synthetically alter balance sheet items. These transactions are specifically designated to a particular asset/liability, off-balance sheet item or anticipated transaction of a similar characteristic. Specific assets or liabilities may consist of groups of individually small dollar homogeneous assets or liabilities of similar economic characteristics. Credit and market risk exists with respect to these instruments. The following table reflects the items so altered at December 31, 1995:

                                                                               (IN MILLIONS)
                                                                               -------------
    Investment securities...................................................     $    60.0
    Receivables:
      Home equity...........................................................         300.0
      Visa/MasterCard.......................................................         800.0
      Merchant participation................................................         250.0
      Other unsecured.......................................................         125.0
                                                                                  --------
           Total owned receivables..........................................       1,475.0
    Commercial paper, bank and other borrowings.............................         879.2
    Senior and senior subordinated debt.....................................       2,930.6
    Receivables serviced with limited recourse..............................         311.9
                                                                                  --------
           Total items synthetically altered with interest rate swaps.......     $ 5,656.7
                                                                                  ========

---------------
Note: In all instances, the notional amount is not greater than the carrying value of the related asset/liability or off-balance sheet item.

     The Company manages its exposure to interest rate risk primarily through the use of interest rate swaps. These swaps synthetically alter the interest rate risk inherent in balance sheet assets, liabilities or off-balance sheet items. The majority of the Company's interest rate swaps are used to convert floating rate assets to fixed rate, fixed rate debt to floating rate, or floating rate assets or debt from one floating rate index to another. Occasionally, interest rate swaps are used to convert fixed rate assets to a floating rate, or floating rate debt to fixed rate. Interest rate swaps are also used to synthetically alter interest rate characteristics on certain receivables that are sold and serviced with limited recourse. These off-balance sheet items expose the Company to the same interest rate risk as on-balance sheet items. Interest rate swaps are used to synthetically alter the interest rate provisions of the securitization transaction whereby the underlying receivables pay a fixed (floating) rate and the pass-through rate to the investor is floating (fixed). Further, in other transactions the underlying receivables reprice on one index while the pass-through rate reprices on another index. See Note 3, "Receivables" for additional information on securitizations and sales of receivables.

     The following table summarizes the maturities and related weighted average receive/pay rates of interest rate swaps outstanding at December 31, 1995:

                                 1996        1997       1998       1999       2000      2001     THEREAFTER     TOTAL
                               --------    --------    ------    --------    ------    ------    ----------    --------
                                                     (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Pay a fixed rate/receive a
  floating rate:
  Notional value.............  $   50.0          --        --          --        --        --           --     $   50.0
  Weighted average receive
    rate.....................      5.88%         --        --          --        --        --           --         5.88%
  Weighted average pay
    rate.....................      6.90          --        --          --        --        --           --         6.90
Pay a floating rate/receive a
  fixed rate:
  Notional value.............  $  577.3    $  793.6    $182.4    $1,083.0    $160.0    $195.0     $1,070.0     $4,061.3
  Weighted average receive
    rate.....................      5.65%       6.15%     4.91%       6.92%     6.53%     6.89%        6.90%        6.48%
  Weighted average pay
    rate.....................      5.53        5.78      5.83        5.80      5.70      5.80         5.87         5.77
Pay a floating rate/receive a
  different floating rate:
  Notional value.............  $  546.7    $  348.7    $ 15.0    $  635.0        --        --           --     $1,545.4
  Weighted average receive
    rate.....................      5.49%       5.63%     5.72%       6.49%       --        --           --         5.94%
  Weighted average pay
    rate.....................      6.15        5.93      6.06        6.19        --        --           --         6.12
                               --------    --------    ------    --------    ------    ------     --------     --------
Total notional value.........  $1,174.0    $1,142.3    $197.4    $1,718.0    $160.0    $195.0     $1,070.0     $5,656.7
                               ========    ========    ======    ========    ======    ======     ========     ========
Total weighted average rates
  on swaps:
Receive rate.................      5.59%       5.99%     4.98%       6.76%     6.53%     6.89%        6.90%        6.32%
Pay rate.....................      5.88        5.83      5.85        5.94      5.70      5.80         5.87         5.88

     The floating rates paid or received by the Company are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3-or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. Hedging/synthetic alteration instruments are used by the Company to manage the volatility of net interest margin resulting from changes in interest rates on the underlying hedged/synthetically altered items. These instruments had a negligible impact on net interest margin in 1995. Net interest margin would have declined by 71 and 160 basis points in 1994 and 1993, respectively, had these instruments not been utilized.

     Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. The Company has both interest rate and foreign exchange forward contracts and interest rate futures contracts. Foreign exchange rate contracts are utilized by the Company to reduce exposure in its foreign operations to fluctuations in exchange rates. Interest rate forward and futures contracts are used to hedge resets of interest rates on the Company's floating rate assets and liabilities. The Company's exposure to credit risk for futures is limited, as these contracts are traded on organized exchanges. Each day, changes in contract values are settled in cash. In contrast, forward contracts have credit risk relating to the performance of the counterparty. These instruments also are subject to market risk. Cash requirements for forward contracts include the receipt or payment of cash for the sale or purchase of the instrument.

     Purchased options grant the purchaser the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period. The seller of the option has written a contract which creates an obligation to either sell or purchase the financial instrument at the agreed-upon price if, and when, the purchaser exercises the option.

     Other risk management instruments consist of caps and floors and foreign currency swaps. Caps and floors written expose the Company to market risk but not to credit risk. Credit and market risk associated with caps and floors purchased are limited to the premium paid which is recorded on the balance sheets in other assets.

     Deferred gains of $65.9 and $8.5 million and deferred losses of $26.8 and $53.0 million from hedging/synthetic alteration instruments were recorded on the balance sheets at December 31, 1995 and 1994, respectively. The weighted average amortization period associated with the deferred gains was 7.6 and 3.4 years at December 31, 1995 and 1994, respectively. The weighted average amortization period for the deferred losses was 1.8 and 3.4 years at December 31, 1995 and 1994, respectively.

     At December 31, 1995 the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $34.4 million.

COMMITMENTS AND GUARANTEES

     The Company enters into various commitments and guarantees to meet the financing needs of its customers. However, the Company expects a substantial portion of these agreements to expire unexercised, and as a result, the amounts below do not necessarily represent future cash requirements.

     The Company's significant commitments and guarantees consisted of the following:

                                                                     AT DECEMBER 31
                                                                ------------------------
                                                                   1995          1994
                                                                ----------    ----------
                                                                     (IN MILLIONS)
        Visa/MasterCard and private-label credit cards........  $ 44,063.5    $ 31,336.1
        Other consumer lines of credit........................     1,281.0       2,544.2
        Other loan commitments and guarantees.................       116.6          76.5

     Commitments to extend credit to consumers represent the unused credit limits on Visa/MasterCard and private-label credit cards and on other lines of credit. Commitments on Visa/MasterCard and private-label credit cards are cancelable at any time. The Company does not require collateral to secure credit card agreements. Other consumer lines of credit include home equity lines of credit, which are secured by residential real estate, and other unsecured lines of credit. Commitments on these lines of credit generally are cancelable by the Company when a determination is made that a borrower may not be able to meet the terms of the credit agreement.

     Other loan commitments include commitments to fund commercial loans and letters of credit, and guarantees for the payment of principal and interest on municipal industrial development bonds. Other loan commitments at December 31, 1995 also included commitments to sell home equity loans to an affiliated bank.

CONCENTRATIONS OF CREDIT RISK

     A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

     Because the Company primarily lends to consumers, it does not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 1995 and 1994. The Company lends nationwide; the following geographic areas comprised more than 10 percent of total managed domestic receivables at December 31, 1995: California--23 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--22 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)--15 percent; Northeast (CT, ME, MA, NH, NY, RI, VT)--12 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--14 percent.

7. PREFERRED STOCK

                                                                                AT DECEMBER 31
                                                                               ----------------
                                                                                1995      1994
                                                                               ------    ------
                                                                                 (ALL DOLLAR
                                                                                 AMOUNTS ARE
                                                                                  STATED IN
                                                                                  MILLIONS)
7.25% term cumulative preferred, Series 1992-A,
  1,000,000 depositary shares (1)...........................................   $100.0    $100.0

---------------
(1) Depositary share represents 1/3,000 share of preferred stock.

     The term cumulative preferred stock is non-voting and has a dividend rate of 7.25 percent, is not redeemable at the option of the Company prior to the mandatory redemption date of August 15, 1997, and has a liquidation value of $300,000 per share.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has estimated the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Financial instruments include cash, receivables, investments, debt, insurance reserves related to periodic payment annuities and off-balance sheet financial instruments. Financial instruments specifically exclude leases and other insurance reserves, as required by FAS No. 107. Additionally, a number of other assets recorded on the balance sheets (such as acquired credit card relationships) and other intangible assets not recorded on the balance sheet (such as the value of consumer lending relationships for originated receivables and the franchise values of the Company's business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. The Company believes there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent the entire value, nor the changes in the entire value, of the Company.

     Approximately 38 percent in 1995 and 30 percent in 1994 of the fair value of financial instruments disclosed was determined using quoted market prices. Because no actively traded market exists, however, for a significant portion of the Company's financial instruments, fair values for items lacking a quoted market price were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management's assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in the Company's asset/liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental, and changes in these assumptions could significantly affect fair value calculations.

     The following is a summary of the carrying value and estimated fair value of the Company's financial instruments:

                                                               AT DECEMBER 31
                                 --------------------------------------------------------------------------
                                                1995                                   1994
                                 -----------------------------------    -----------------------------------
                                             ESTIMATED                              ESTIMATED
                                 CARRYING      FAIR                     CARRYING      FAIR
                                  VALUE        VALUE      DIFFERENCE     VALUE        VALUE      DIFFERENCE
                                 --------    ---------    ----------    --------    ---------    ----------
                                                               (IN MILLIONS)
Cash...........................  $    155    $     155          --      $     97    $      97          --
Investment securities..........     3,233        3,233          --         7,250        7,206      $  (44)
Receivables....................    12,665       13,009      $  344        10,476       10,730         254
Assets pending sale............        --           --          --           398          398          --
                                 ---------   ---------      ------      ---------   ---------      ------
  Subtotal.....................    16,053       16,397         344        18,221       18,431         210
                                 ---------   ---------      ------      ---------   ---------      ------
Commercial paper, bank and
  other borrowings.............    (4,154)      (4,154)         --        (3,801)      (3,801)         --
Senior and senior subordinated
  debt.........................    (8,258)      (8,770)       (512)       (7,728)      (7,665)         63
Insurance reserves.............    (2,213)      (2,346)       (133)       (6,643)      (6,683)        (40)
                                 ---------   ---------      ------      ---------   ---------      ------
  Subtotal.....................   (14,625)     (15,270)       (645)      (18,172)     (18,149)         23
                                 ---------   ---------      ------      ---------   ---------      ------
Interest rate and foreign
  exchange contracts...........        21          218         197            51         (251)       (302)
Commitments to extend credit
  and guarantees...............        --           40          40            --           35          35
                                 ---------   ---------      ------      ---------   ---------      ------
  Subtotal.....................        21          258         237            51         (216)       (267)
                                 ---------   ---------      ------      ---------   ---------      ------
  Total........................  $  1,449    $   1,385      $  (64)     $    100    $      66      $  (34)
                                 =========   =========      ======      =========   =========      ======

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

     The fair value of consumer receivables included an estimate, on a present value basis, of future excess servicing cash flows associated with securitizations and sales of certain home equity, Visa/MasterCard, merchant participation and other unsecured receivables.

     Assets pending sale: In the fourth quarter of 1994 the Company entered into an agreement to sell these assets at net book value to a third party. Accordingly, estimated fair value was the carrying value at December 31, 1994.

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

     Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 1995 and 1994. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

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

9. LEASES

     The Company leases certain offices, buildings and equipment for periods of up to 28 years with various renewal options. The majority of such leases are noncancelable operating leases. Net rental expense under operating leases was $36.4, $19.2 and $26.6 million for 1995, 1994 and 1993, respectively.

     Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                                          AT DECEMBER 31,
                                                                               1995
                                                                          ---------------
                                                                           (IN MILLIONS)
        1996...........................................................       $  36.5
        1997...........................................................          30.6
        1998...........................................................          24.8
        1999...........................................................          17.1
        2000...........................................................          11.9
        Thereafter.....................................................          70.4
                                                                               ------
        Net minimum lease commitments..................................       $ 191.3
                                                                               ======

10. EMPLOYEE BENEFIT PLANS

     The Company and its U.S. subsidiaries participate in Household International's Retirement Income Plan ("RIP"), which covers substantially all U.S. full-time employees. No separate actuarial valuation has been made for the Company's participation in RIP. The fair value of plan assets in RIP exceeded Household International's projected benefit obligation by $239.1 and $199.3 million at December 31, 1995 and 1994, respectively. The 1995 and 1994 projected benefit obligations for RIP were determined using an assumed weighted average discount rate of 7.25 and 8.25 percent, respectively; an assumed compensation increase of 3.75 and 4.75 percent, respectively; and an assumed weighted average long-term rate of return on plan assets of 10.00 percent. At December 31, 1995 and 1994, the Company's estimated share of prepaid pension cost was $121.3 and $121.2 million, respectively. Plan benefits are based primarily on years of service. The Company's share of total pension income due to the overfunded status of RIP was $8.2, $8.0 and $11.4 million for 1995, 1994 and 1993, respectively.

     The Company participates in Household International's defined contribution plan where each participant's contribution is matched by the Company up to a maximum of 6 percent of the participant's compensation. For 1995, 1994 and 1993 the Company's costs totaled $6.4, $9.6 and $9.2 million, respectively.

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

     While no separate actuarial valuation has been made for the Company's participation in Household International's plans for postretirement medical, dental and life benefits, its share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $102.1 and $123.7 million at December 31, 1995 and 1994, respectively. The Company's estimated share of Household International's accrued postretirement benefit obligation was $37.8 and $25.7 million at December 31, 1995 and 1994, respectively. In addition, the Company's estimated share of postretirement benefit expense recognized in 1995 and 1994 was $14.0 and $15.8 million, respectively.

     In 1994, the Company established a special purpose corporation to hold certain investments designated as available to satisfy its postretirement benefit obligations. These assets, with a carrying value of $64.3 and $63.0 million at December 31, 1995 and 1994, respectively, remain general assets of the Company and have not been used to reduce the accumulated postretirement benefit obligation.

     Household International's accumulated postretirement benefit obligation at December 31, 1995 and 1994 was determined using an assumed weighted average discount rate of 7.25 and 8.50 percent, respectively, and an assumed annual compensation increase of 3.75 and 4.75 percent, respectively. A 12.0 and 14.2 percent annual rate of increase in the gross cost of covered health care benefits is assumed for 1996 and 1995. This rate of increase is assumed to decline by 1 percent in each year after 1996.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percent would have increased the Company's share of the 1995 and 1994 net periodic postretirement benefit cost by $.6 and $.7 million, respectively, and its share of the accumulated postretirement benefit obligation at December 31, 1995 and 1994 by $6.4 and $6.5 million, respectively. A 1 percentage point increase would have increased Household International's accumulated postretirement benefit obligation at December 31, 1995 and 1994 by $7.3 and $8.5 million, respectively.

11. INCOME TAXES

     Total income taxes were allocated as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                     ----------------------------
                                                                      1995       1994       1993
                                                                     ------     ------     ------
                                                                            (IN MILLIONS)
Provision for income taxes related to operations..................   $175.4     $103.6     $107.4
Income taxes related to adjustments included in common
  shareholder's equity:
  Unrealized gain (loss) on investments, net......................     92.6      (64.4)      19.6
  Foreign currency translation adjustments........................       --       (4.4)        .2
                                                                     ------     ------     ------
     Total........................................................   $268.0     $ 34.8     $127.2
                                                                     ======     ======     ======

     Provisions for income taxes related to operations were:

                                                                        YEAR ENDED DECEMBER 31
                                                                     ----------------------------
                                                                      1995       1994       1993
                                                                     ------     ------     ------
                                                                            (IN MILLIONS)
CURRENT
  United States...................................................   $147.6     $ 97.9     $105.8
  Foreign.........................................................      1.0        1.3         .6
                                                                     ------     ------     ------
     Total current................................................    148.6       99.2      106.4
                                                                     ------     ------     ------
DEFERRED
  United States...................................................     26.8        2.8       10.3
  Foreign.........................................................       --        1.6       (9.3)
                                                                     ------     ------     ------
     Total deferred...............................................     26.8        4.4        1.0
                                                                     ------     ------     ------
     Total income taxes...........................................   $175.4     $103.6     $107.4
                                                                     ======     ======     ======

     The significant components of deferred income tax provisions attributable to income from operations were:

                                                                          YEAR ENDED DECEMBER 31
                                                                          -----------------------
                                                                          1995     1994     1993
                                                                          -----    -----    -----
                                                                               (IN MILLIONS)
Deferred income tax provision (exclusive of the effects of other components
  listed below)........................................................   $26.8    $(2.4)   $ 3.6
Adjustment of deferred tax assets and liabilities for enacted changes
  in tax rates.........................................................      --       --      4.4
Operating loss carryforwards...........................................      --      6.4      1.2
Investment tax credits.................................................      --       .4       .5
Adjustment of valuation allowance......................................      --       --     (8.7)
                                                                          -----    -----    -----
     Deferred income tax provision.....................................   $26.8    $ 4.4    $ 1.0
                                                                          =====    =====    =====

     Income before income taxes from foreign operations was $2.7, $7.8 and $1.0 million in 1995, 1994 and 1993, respectively.

     Effective tax rates are analyzed as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                                 --------------------------
                                                                 1995       1994       1993
                                                                 ----       ----       ----
    Statutory federal income tax rate........................    35.0%      35.0%      35.0%
    Increase (decrease) in rate resulting from:
      Recapture of life insurance policyholders' surplus
         account balance.....................................     6.7         --         --
      State and local taxes, net of federal benefit..........     2.5        1.4        1.7
      Amortization of intangible assets......................     1.4        2.0         .3
      Leveraged lease tax benefits...........................    (3.3)      (4.3)      (4.2)
      Noncurrent tax requirement.............................     (.6)      (1.3)       2.0
      Foreign loss carryforwards.............................      --        (.4)      (1.8)
      Dividends received deduction applicable to term
         preferred stocks....................................    (1.1)      (1.5)      (1.9)
      Sale of foreign subsidiary.............................      --       (2.5)        --
      Other..................................................     (.5)        .4        1.7
                                                                 ----       ----       ----
         Effective tax rate..................................    40.1%      28.8%      32.8%
                                                                 ====       ====       ====

     Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                         AT DECEMBER 31
                                                                       -------------------
                                                                        1995         1994
                                                                       ------       ------
                                                                          (IN MILLIONS)
    DEFERRED TAX LIABILITIES
      Leveraged lease transactions, net............................    $405.6       $395.8
      Receivables sold.............................................     158.8         65.7
      Market value adjustments.....................................      59.6           --
      Pension plan assets..........................................      48.7         46.8
      Deferred loan origination costs..............................      37.5         38.0
      Insurance policy acquisition costs...........................        --        126.9
      Other........................................................      57.3         84.9
                                                                       ------       ------
         Total deferred tax liabilities............................     767.5        758.1
                                                                       ------       ------
    DEFERRED TAX ASSETS
      Credit loss reserves.........................................     306.7        263.9
      Insurance reserves...........................................        --        165.4
      Other........................................................     133.1        118.3
                                                                       ------       ------
         Total deferred tax assets.................................     439.8        547.6
                                                                       ------       ------
         Net deferred tax liability at end of year.................    $327.7       $210.5
                                                                       ======       ======

12. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

     HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates consisted of the following:

                                                                            AT DECEMBER 31
                                                                           ----------------
                                                                            1995      1994
                                                                           ------    ------
                                                                            (IN MILLIONS)
    Parent company and other subsidiaries...............................   $ 35.5    $444.7
    Household Bank, f.s.b...............................................     81.3      35.1
    Household Global Funding, Inc.......................................      2.8       2.5
                                                                           ------    ------
         Advances to parent company and affiliates......................   $119.6    $482.3
                                                                           ======    ======

     These advances bear interest at various market interest rates. Interest income on advances to parent company and affiliates is reported with interest expense on the statements of income and includes the following:

                                                                     YEAR ENDED DECEMBER 31
                                                                     -----------------------
                                                                     1995     1994     1993
                                                                     -----    -----    -----
                                                                          (IN MILLIONS)
    Parent company and other subsidiaries.........................   $26.6    $30.6    $12.7
    Household Bank, f.s.b.........................................     3.0       .2       .2
    Household Global Funding, Inc.................................      --       --      3.8
                                                                     -----    -----    -----
         Interest income on advances to parent company and
           affiliates.............................................   $29.6    $30.8    $16.7
                                                                     =====    =====    =====

     Throughout 1995, 1994 and 1993 certain wholly-owned bank subsidiaries of the Company borrowed monies from Household Bank f.s.b. ("the Bank") at arm's length interest rates. The borrowings were repaid during 1995. The balance at December 31, 1994 was $350 million and was included in commercial paper, bank and other borrowings for financial statement purposes. Interest expense on these borrowings totaled

$13.9, $1.7 and $2.6 million during 1995, 1994 and 1993, respectively. Average borrowings totaled $204.4, $26.4 and $41.6 million in 1995, 1994 and 1993, respectively.

     On June 1, 1994 Household International designated a wholly-owned bank subsidiary of the Company as the issuer of the GM Card. These accounts were previously issued by the Bank. The Company pays a monthly fee, at fair market value, to Household International for this designation. These fees totaled $19.1 and $3.1 million in 1995 and 1994, respectively.

     In November 1993 the Company purchased approximately $133 million of purchased mortgage servicing rights ("PMSRs") from the Bank. The Bank continued to act as a subservicer for the Company and was paid a subservicing fee until the sale of these PMSRs in the second quarter of 1995. During 1995 and 1994 the Company paid $2.6 and $7.6 million in subservicing fees to the Bank.

     The Company has an agreement with the Bank to originate loans using the Bank's lending criteria. These loans are originated via direct mail programs and sold to the Bank at fair value. During 1995 this program was expanded to include originations via the Company's retail consumer finance branches. The Company receives an arm's-length fee, which totaled $6.2 million in 1995, for originating loans under this new program. In 1995 and 1994, the Company originated approximately $230 and $51 million, respectively, of loans for the Bank under these programs. Loans included in these programs are also serviced by the Company for an arm's length fee. The Company received approximately $4 million in 1995 and 1994 from the Bank for servicing these loans.

     Household International has entered into a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and the Company agree to maintain the capital of the Bank at the levels currently required or any subsequent regulatory capital requirements. The agreement also requires that any capital deficiency be cured by Household International and/or the Company within thirty days. There were no cash capital contributions made by Household International to the Bank in 1995. Household International made cash capital contributions of $30 million in both 1994 and 1993 to maintain the regulatory capital of the Bank at levels consistent with management's objectives.

     In July 1995 the Company acquired approximately $166 million of other unsecured receivables from Household International at net book value. Because these receivables were carried at variable interest rates, net book value approximated fair value at the sale date. In October 1995 the Company acquired from the Bank approximately $311 million of commercial loans and real estate owned at net book value, which approximated fair value.

     In July 1995 the Company acquired from Household International an affiliated entity that provides certain support services, such as item processing, collections and billings, accounts payable and payroll processing, primarily for Household International's domestic credit card portfolio. The Company acquired this servicing subsidiary, including approximately $125 million of property and equipment, at net book value.

     The Company was allocated and/or billed for costs incurred on its behalf by Household International for administrative expenses, including insurance, credit, and legal and other fees. In addition, through June 30, 1995, the Company was also charged for servicing performed by the previously-mentioned affiliated servicing entity. These servicing and administrative expenses were recorded in other operating expenses and totaled approximately $210, $288 and $261 million in 1995, 1994 and 1993, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business there are various legal proceedings pending against the Company. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the consolidated financial position of the Company. However, as the ultimate resolution of these proceedings is influenced by factors that are outside of the Company's control, it is reasonably possible the Company's estimated liability under these proceedings may change. See Note 6, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk" for a discussion regarding commitments and contingent liabilities related to off-balance sheet financial instruments. See Note 9, "Leases" for discussion of lease commitments.

14. SALE OF PRODUCT LINES

     In October 1995 the Company sold the individual life and annuity product lines of the Individual Life Insurance segment for $525 million in cash and $50 million of preferred stock of the purchaser. Assets sold related to these product lines totaled approximately $6.1 billion and consisted primarily of investment securities. For the first nine months of 1995, these sold product lines generated approximately $400 million of revenues and earned approximately $35 million of net income. The Company estimates that net interest margin would have increased by approximately $18 million after tax had the Company reinvested the proceeds from the sale to repay debt assuming the sale had occurred as of the beginning of the year.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      1995--THREE MONTHS ENDED                 1994--THREE MONTHS ENDED
                                                ------------------------------------     ------------------------------------
                                                 DEC.     SEPT.      JUNE      MAR.       DEC.     SEPT.      JUNE      MAR.
                                                ------    ------    ------    ------     ------    ------    ------    ------
                                                                               (IN MILLIONS)
Finance income................................  $444.5    $457.9    $422.2    $400.0     $400.4    $381.5    $366.9    $348.0
Interest income from noninsurance investment
  securities..................................     5.2       9.2      10.0       9.5       10.4      10.3       8.4       9.6
Interest expense..............................   213.9     214.7     203.6     192.4      183.0     163.3     148.4     123.5
                                                ------    ------    ------    ------     ------    ------    ------    ------
Net interest margin...........................   235.8     252.4     228.6     217.1      227.8     228.5     226.9     234.1
Provision for credit losses on owned
  receivables.................................   124.5     135.3     133.5     117.7       91.9     126.0      94.1     123.9
                                                ------    ------    ------    ------     ------    ------    ------    ------
Net interest margin after provision for credit
  losses......................................   111.3     117.1      95.1      99.4      135.9     102.5     132.8     110.2
                                                ------    ------    ------    ------     ------    ------    ------    ------
Securitization income.........................   126.0     100.9     103.1      94.6       86.0      74.3      62.8      78.8
Insurance premiums and contract revenues......    40.8      69.5      69.5      71.9       70.6      21.9      66.7      69.1
Investment income.............................    39.8     143.0     135.6     135.4      124.2     127.1     118.2     136.3
Fee income....................................    40.9      32.9      27.9      23.5       24.7      22.1      18.2      18.1
Other income..................................    60.3      12.8       (.1)     27.2      (17.8)     37.6      29.7      24.8
                                                ------    ------    ------    ------     ------    ------    ------    ------
Total other revenues..........................   307.8     359.1     336.0     352.6      287.7     283.0     295.6     327.1
                                                ------    ------    ------    ------     ------    ------    ------    ------
Salaries and fringe benefits..................    87.0      89.2      54.6      58.5       57.5      60.0      61.5      57.7
Other operating expenses......................   128.6     142.3     163.6     165.1      160.1     145.7     150.7     176.9
Policyholders' benefits.......................    53.3     128.0     137.0     134.0      115.8      80.7     124.0     124.2
                                                ------    ------    ------    ------     ------    ------    ------    ------
Total costs and expenses......................   268.9     359.5     355.2     357.6      333.4     286.4     336.2     358.8
                                                ------    ------    ------    ------     ------    ------    ------    ------
Income before income taxes....................   150.2     116.7      75.9      94.4       90.2      99.1      92.2      78.5
Income taxes..................................    79.1      41.6      24.0      30.7       15.4      32.6      30.2      25.4
                                                ------    ------    ------    ------     ------    ------    ------    ------
Net income....................................  $ 71.1    $ 75.1    $ 51.9    $ 63.7     $ 74.8    $ 66.5    $ 62.0    $ 53.1
                                                ======    ======    ======    ======     ======    ======    ======    ======

FOURTH QUARTER RESULTS

     Net income for the fourth quarter of 1995 was $71.1 million, down slightly compared to the third quarter of 1995 and the fourth quarter of 1994. As previously discussed, the company sold the individual life and annuity product lines of its life insurance business in the fourth quarter of 1995. The decrease in net income for the quarter was primarily related to these sold operations, coupled with lower servicing fee income resulting from a smaller portfolio of unsecured loans serviced without recourse. This decrease was partially offset by increased fee income from the company's credit card operations.

     Net interest margin for the current quarter was essentially flat compared to the year-ago quarter and was down compared to the previous quarter, due to the securitization and sale of $637 million of home equity receivables in November 1995. The provision for credit losses increased 35 percent compared to the year-ago quarter due to increased chargeoffs of unsecured products as a result of growth and seasoning of these products. Securitization income was $40 million higher than the fourth quarter of 1994 primarily due to the securitization of approximately $1 billion of other unsecured receivables in September 1995, which carry wider spreads. Insurance premiums and contract revenues and investment income were lower than prior periods because of the sale of the life insurance business. Fee income increased due to higher interchange and other fee income attributable to greater credit card transaction volume. Other income for the 1995 fourth quarter was higher than the prior year quarter primarily due to the pretax gain on the sale of the life insurance business. Other income in the fourth quarter of 1994 included the pretax loss on the sale of the company's Australian subsidiary, which reduced other income by approximately $40 million. Excluding the impact of the gain and loss from the sales of businesses, other income in the fourth quarter of 1995 was lower than a year ago due to lower servicing income related to a smaller portfolio of unsecured loans serviced without recourse.

     Salaries and fringe benefits and other operating expenses decreased 7 percent from the third quarter due to the sale of the individual life and annuity product lines of the life insurance business in early October. The effective tax rate in the quarter was 52.7 percent, up substantially from 35.7 percent in the third quarter and 17.1 percent in the 1994 fourth quarter. The fourth quarter 1995 rate was impacted by additional taxes associated with the sale of the life insurance business, while the 1994 amount reflected the recognition of U.S. tax benefits of accumulated losses of the Australian operation. Excluding these one-time events, the 1995 fourth quarter effective rate would have been 32.1 percent and the fourth quarter 1994 rate would have been 30.4 percent.

                                                                   SCHEDULE VIII

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                       1995      1994       1993
                                                                      ------    -------    ------
                                                                             (IN MILLIONS)
Insurance reserves applicable to finance receivables:
  Policy:
     Balance at January 1..........................................   $  5.3    $   6.8    $  9.6
     Earned premiums...............................................     (1.7)    (103.6)    (93.6)
     Net premiums written and reinsurance assumed..................      1.8      103.0      91.7
     Other items...................................................     31.5        (.9)      (.9)
                                                                      ------    -------    ------
     Balance at December 31........................................     36.9        5.3       6.8
                                                                      ------    -------    ------
  Claims:
     Balance at January 1..........................................     40.6       43.0      36.1
     Provision for claims..........................................     51.7       49.3      53.0
     Benefits paid.................................................    (48.5)     (47.0)    (46.1)
     Other items...................................................     (2.3)      (4.7)       --
                                                                      ------    -------    ------
     Balance at December 31........................................     41.5       40.6      43.0
                                                                      ------    -------    ------
  Total insurance reserves at December 31..........................   $ 78.4    $  45.9    $ 49.8
                                                                      ======    =======    ======

                                                                      SCHEDULE X

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                              COLUMN A                                        COLUMN B
--------------------------------------------------------------------   --------------------------
                                                                              CHARGED TO
                                                                          COSTS AND EXPENSES
                                                                       --------------------------
                                 ITEM                                   1995      1994      1993
--------------------------------------------------------------------   ------    ------    ------
                                                                             (IN MILLIONS)
Depreciation and amortization of intangible assets and similar deferrals:
  Amortization of insurance policy acquisition costs................   $ 53.4    $ 47.8    $ 67.8
  Amortization of acquired intangibles..............................     70.5      56.1      48.0
                                                                       ------    ------    ------
     Total..........................................................   $123.9    $103.9    $115.8
                                                                       ======    ======    ======

                                 EXHIBIT INDEX

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                                                                PAGES
-----------                                                                             ------------
     2       Stock Purchase Agreement by and among Household Group, Inc., Household
             International, Inc., Alexander Hamilton Life Insurance Company of
             America and Jefferson-Pilot Corporation dated August 9, 1995
             (incorporated by reference to Exhibit 2 of HFC's Current Report on Form
             8-K dated August 9, 1995).
     3(i )   Restated Certificate of Incorporation of Household Finance Corporation
             ("HFC"), as amended (incorporated by reference to Exhibit 3(a) of HFC's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
     3(ii)   Bylaws of Household Finance Corporation (incorporated by reference to
             Exhibit 3(b) of HFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
     4(a )   Indenture dated as of May 15, 1989, between HFC and Bankers Trust
             Company, as Trustee (incorporated by reference to Exhibit 4 to HFC's
             Current Report on Form 8-K dated August 3, 1989), as supplemented by a
             First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on Form 8-K dated June
             15, 1989), as amended by Amendment No. 1 dated October 18, 1990 to the
             First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of HFC's Current Report on Form 8-K dated October
             18, 1990).
     4(b )   Standard Multiple-Series Indenture Provisions for Senior Debt Securities
             dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) to
             HFC's Registration Statement on Form S-3, No. 33-48854).
     4(c )   Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase Manhattan Bank (National Association), as
             Trustee (incorporated by reference to Exhibit 4(b) to HFC's Registration
             Statement on Form S-3, No. 33-55561).
     4(d )   The principal amount of debt outstanding under each other instrument defining the rights of holders of long-term debt of HFC and its subsidiaries does not exceed 10 percent of the total assets of HFC and its subsidiaries on a consolidated basis. HFC agrees to furnish to the
             Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of long-term debt of HFC and its subsidiaries.
    12       Statement of Computation of Ratios of Earnings to Fixed Charges and to
             Combined Fixed Charges and Preferred Stock Dividends.
    23       Consent of Arthur Andersen LLP, Certified Public Accountants.
    27       Financial Data Schedule.