Form 10-Q
period 1996-03-31
HOUSEHOLD FINANCE CORP
filed 1996-05-13
CIK 48681

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               ------------------

                               OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission file number 1-75
                       ------


                  HOUSEHOLD FINANCE CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)



        Delaware                                 36-1239445
- ------------------------           ------------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)



2700 Sanders Road, Prospect Heights, Illinois    60070
- ------------------------------------------------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (847) 564-5000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1996, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction
H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Part 1.  FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
- --------------------

In millions.

- -------------------------------------------------------------------------------
Three months ended March 31                                      1996      1995
- -------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . . .   $419.6    $400.0
Interest income from noninsurance investment securities. . .      6.0       9.5
Interest expense . . . . . . . . . . . . . . . . . . . . . .    194.6     192.4
                                                               ----------------
Net interest margin. . . . . . . . . . . . . . . . . . . . .    231.0     217.1
Provision for credit losses on owned receivables . . . . . .    128.9     117.7
                                                               ----------------
Net interest margin after provision for credit losses. . . .    102.1      99.4
                                                               ----------------
Securitization income. . . . . . . . . . . . . . . . . . . .    154.6      94.6
Insurance premiums and contract revenues . . . . . . . . . .     43.8      71.9
Investment income. . . . . . . . . . . . . . . . . . . . . .     55.2     135.4
Fee income . . . . . . . . . . . . . . . . . . . . . . . . .     36.2      23.5
Other income . . . . . . . . . . . . . . . . . . . . . . . .     17.6      27.2
                                                               ----------------
Total other revenues . . . . . . . . . . . . . . . . . . . .    307.4     352.6
                                                               ----------------
Salaries and fringe benefits . . . . . . . . . . . . . . . .     87.4      58.5
Other operating expenses . . . . . . . . . . . . . . . . . .    144.1     165.1
Policyholders' benefits. . . . . . . . . . . . . . . . . . .     67.6     134.0
                                                               ----------------
Total costs and expenses . . . . . . . . . . . . . . . . . .    299.1     357.6
                                                               ----------------
Income before income taxes . . . . . . . . . . . . . . . . .    110.4      94.4
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .     31.4      30.7
                                                               ----------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $ 79.0    $ 63.7
                                                               ================

See notes to condensed financial statements.

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
- --------------

In millions.

- ---------------------------------------------------------------------------
                                                   March 31,   December 31,
                                                        1996           1995
- ---------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . .   $   225.8      $   154.7
Investment securities. . . . . . . . . . . . . .     3,059.5        3,233.0
Receivables, net . . . . . . . . . . . . . . . .    12,811.1       12,665.0
Advances to parent company and affiliates. . . .        85.8          119.6
Acquired intangibles . . . . . . . . . . . . . .       410.1          418.7
Properties and equipment . . . . . . . . . . . .       279.2          286.2
Real estate owned. . . . . . . . . . . . . . . .        96.2          105.6
Other assets . . . . . . . . . . . . . . . . . .       815.1          810.6
                                                   ------------------------
Total assets . . . . . . . . . . . . . . . . . .   $17,782.8      $17,793.4
                                                   ========================

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Debt:
  Commercial paper, bank and other borrowings. .   $ 3,741.0      $ 4,154.2
  Senior and senior subordinated debt (with
    original maturities over one year) . . . . .     8,548.9        8,257.5
                                                   ------------------------
Total debt . . . . . . . . . . . . . . . . . . .    12,289.9       12,411.7
Insurance policy and claim reserves. . . . . . .     2,237.7        2,212.9
Other liabilities. . . . . . . . . . . . . . . .     1,005.7          931.7
                                                   ------------------------
Total liabilities. . . . . . . . . . . . . . . .    15,533.3       15,556.3
                                                   ------------------------
Preferred stock. . . . . . . . . . . . . . . . .       100.0          100.0
                                                   ------------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . . . .       692.6          692.6
  Retained earnings. . . . . . . . . . . . . . .     1,437.0        1,359.8
  Foreign currency translation adjustments . . .        (9.0)          (9.0)
  Unrealized gain on investments, net. . . . . .        28.9           93.7
                                                   ------------------------
Total common shareholder's equity. . . . . . . .     2,149.5        2,137.1
                                                   ------------------------
Total liabilities and shareholder's equity . . .   $17,782.8      $17,793.4
                                                   ========================

See notes to condensed financial statements.

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.

- -------------------------------------------------------------------------------------------------------
Three months ended March 31                                                        1996            1995
- -------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    79.0      $     63.7
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . . . .        128.9           117.7
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . . . .         13.3           112.1
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .         40.4            42.2
  Net realized (gains) losses from sales of assets . . . . . . . . . . . .         (4.1)            4.9
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        156.1            79.3
                                                                              -------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . . . .        413.6           419.9
                                                                              -------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (824.3)         (384.2)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8.5            85.8
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        829.6           105.7
Short-term investment securities, net change . . . . . . . . . . . . . . .         56.2           260.6
Receivables, excluding Visa*/MasterCard*:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . . . .     (2,036.3)       (1,748.9)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        904.4         1,042.1
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,120.9           604.8
Visa/MasterCard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . . . .     (1,434.6)         (953.1)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (101.1)           (3.3)
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,237.5           542.7
Acquisition of other businesses. . . . . . . . . . . . . . . . . . . . . .        (13.4)              -
Properties and equipment purchased . . . . . . . . . . . . . . . . . . . .        (12.0)           (9.1)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . . . .          1.5              .1
Advances to parent company and affiliates. . . . . . . . . . . . . . . . .         33.8            14.5
                                                                              -------------------------
Cash decrease from investments in operations . . . . . . . . . . . . . . .       (229.3)         (442.3)
                                                                              -------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . . . .       (413.2)          559.9
Senior and senior subordinated debt issued . . . . . . . . . . . . . . . .        676.0           585.5
Senior and senior subordinated debt retired. . . . . . . . . . . . . . . .       (386.1)       (1,109.4)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . . . .        (11.1)         (195.5)
Cash received from policyholders . . . . . . . . . . . . . . . . . . . . .         23.0           216.4
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . .         (1.8)           (1.8)
Dividends paid to parent company . . . . . . . . . . . . . . . . . . . . .            -           (20.0)
                                                                              -------------------------
Cash increase (decrease) from financing and capital transactions . . . . .       (113.2)           35.1
                                                                              -------------------------
Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71.1            12.7
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        154.7            97.3
                                                                              -------------------------
Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   225.8       $   110.0
                                                                              =========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   199.7       $   161.0
                                                                              -------------------------

Income taxes paid (received) . . . . . . . . . . . . . . . . . . . . . . .         44.7           (75.7)
                                                                              -------------------------

See notes to condensed financial statements.

*VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

Household Finance Corporation and Subsidiaries


FINANCIAL HIGHLIGHTS
- --------------------

All dollar amounts are stated in millions.

- ------------------------------------------------------------------------------
Three months ended March 31                                    1996       1995
- ------------------------------------------------------------------------------
Net income   . . . . . . . . . . . . . . . . . . . . . . .  $  79.0    $  63.7
                                                            ------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . .    733.0      762.1
                                                            ------------------
Return on average common shareholders' equity <F1> <F2>. .     14.4%      12.4%
                                                            ------------------
Return on average owned assets <F1>. . . . . . . . . . . .     1.74       1.18
                                                            ------------------

<F1>  Annualized

<F2>  Excluding the impact of Statement of Financial Accounting Standards
      No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the return on average common shareholder's equity was
      14.9 percent in the first quarter of 1996 and 12.0 percent in the first quarter of 1995.

In millions.

- ------------------------------------------------------------------
                                          March 31,   December 31,
                                               1996           1995
- ------------------------------------------------------------------
Assets . . . . . . . . . . . . . . .      $17,782.8      $17,793.4
                                          ------------------------
Receivables. . . . . . . . . . . . .
  Owned. . . . . . . . . . . . . . .      $12,464.9      $12,435.5
  Serviced with limited recourse . .        9,504.9        9,212.1
                                          ------------------------
  Managed receivables. . . . . . . .      $21,969.8      $21,647.6
                                          ========================
Debt to equity ratio . . . . . . . .          5.5:1          5.5:1
                                          ========================

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
    Accounting policies used in preparation of the quarterly condensed financial statements are consistent with accounting policies described in the notes to financial statements contained in Household Finance Corporation's (the "company") Annual Report on Form 10-K for its fiscal year ended December 31, 1995. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.  INVESTMENT SECURITIES
    ---------------------
    Investment securities consisted of the following:

    --------------------------------------------------------------------------------
    In millions.                               March 31, 1996      December 31, 1995
    --------------------------------------------------------------------------------
                                         Amortized   Carrying   Amortized   Carrying
                                              Cost      Value        Cost      Value
    --------------------------------------------------------------------------------
    AVAILABLE-FOR-SALE INVESTMENTS
    Marketable equity securities . . . .  $  274.1   $  272.9    $  318.3   $  323.8
    Corporate debt securities. . . . . .   1,572.4    1,621.0     1,406.9    1,533.6
    Government debt securities . . . . .     127.7      124.3        97.5       99.2
    Mortgage-backed securities . . . . .       2.0        2.1       189.5      195.8
    Policy loans . . . . . . . . . . . .     809.0      809.0       821.4      821.4
    Other. . . . . . . . . . . . . . . .     192.1      193.0       221.6      222.9
                                          ------------------------------------------
    Subtotal . . . . . . . . . . . . . .   2,977.3    3,022.3     3,055.2    3,196.7
                                          ------------------------------------------
    Accrued investment income. . . . . .      37.2       37.2        36.3       36.3
                                          ------------------------------------------
    Total investment securities. . . . .  $3,014.5   $3,059.5    $3,091.5   $3,233.0
                                          ==========================================

    For available-for-sale investments, carrying value equals fair value, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

3.  RECEIVABLES
    -----------

    Receivables consisted of the following:

    -----------------------------------------------------------------------------------------
                                                                   March 31,     December 31,
    In millions.                                                        1996             1995
    -----------------------------------------------------------------------------------------
    Home equity. . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,538.5        $ 2,072.1
    Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . . .     3,762.5          3,596.7
    Merchant participation . . . . . . . . . . . . . . . . . . .     2,794.8          2,753.7
    Other unsecured. . . . . . . . . . . . . . . . . . . . . . .     2,251.4          2,786.3
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .     1,117.7          1,226.7
                                                                   --------------------------
    Total receivables owned. . . . . . . . . . . . . . . . . . .    12,464.9         12,435.5

    Accrued finance charges. . . . . . . . . . . . . . . . . . .       217.1            241.0
    Credit loss reserve for owned receivables. . . . . . . . . .      (557.0)          (531.8)
    Unearned credit insurance premiums and claims reserves . . .       (78.9)           (78.4)
    Amounts due and deferred from receivables sales. . . . . . .     1,153.8            932.9
    Reserve for receivables serviced with limited recourse . . .      (388.8)          (334.2)
                                                                   ---------------------------
    Total receivables owned, net . . . . . . . . . . . . . . . .    12,811.1          12,665.0
    Receivables serviced with limited recourse . . . . . . . . .     9,504.9           9,212.1
                                                                   ---------------------------
    Total managed receivables, net . . . . . . . . . . . . . . .   $22,316.0         $21,877.1
                                                                   ===========================

    The outstanding balance of receivables serviced with limited recourse consisted of the following:

    --------------------------------------------------------------
                                          March 31,   December 31,
    In millions.                               1996           1995
    --------------------------------------------------------------
    Home equity. . . . . . . . . . . . .  $ 4,169.2      $ 4,661.9
    Visa/MasterCard. . . . . . . . . . .    2,734.6        2,685.8
    Merchant participation . . . . . . .      750.0          750.0
    Other unsecured. . . . . . . . . . .    1,851.1        1,114.4
                                          ------------------------
    Total. . . . . . . . . . . . . . . .  $ 9,504.9      $ 9,212.1
                                          ========================

    The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
    --------------------------------------------------------------
                                          March 31,   December 31,
    In millions.                               1996           1995
    --------------------------------------------------------------
    Home equity. . . . . . . . . . . . .  $ 6,707.7      $ 6,734.0
    Visa/MasterCard. . . . . . . . . . .    6,497.1        6,282.5
    Merchant participation . . . . . . .    3,544.8        3,503.7
    Other unsecured. . . . . . . . . . .    4,102.5        3,900.7
    Commercial . . . . . . . . . . . . .    1,117.7        1,226.7
                                          ------------------------
    Total. . . . . . . . . . . . . . . .  $21,969.8      $21,647.6
                                          ========================

    The amounts due and deferred from receivables sales of $1,153.8 million at March 31, 1996 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $1,052.9 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $191.8 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $428.1 million at March 31, 1996. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $388.8 million at March 31, 1996 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

    See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 11 and 12 for additional information related to the credit quality of receivables.

    Effective January 1, 1996, other unsecured receivables in the consumer finance operation are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The implementation of this new procedure did not have a material impact on the company's financial statements for the first quarter of 1996.

4.  CREDIT LOSS RESERVES
    --------------------
    An analysis of credit loss reserves for the three months ended March 31 was as follows:

    -----------------------------------------------------------------------------------------
    In millions.                                                              1996       1995
    -----------------------------------------------------------------------------------------
    Credit loss reserves for owned receivables at January 1  . . . . . .   $ 531.8    $ 413.7
    Provision for credit losses - owned receivables  . . . . . . . . . .     128.9      117.7
    Owned receivables charged off. . . . . . . . . . . . . . . . . . . .    (128.8)   (115.0)
    Recoveries on owned receivables  . . . . . . . . . . . . . . . . . .      21.4      20.5
    Credit loss reserves on receivables purchased, net . . . . . . . . .      10.1         -
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6.4)      9.3
                                                                           -----------------
    TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT MARCH 31 . . . .     557.0     446.2
                                                                           -----------------
    Credit loss reserves for receivables serviced with
      limited recourse at January 1  . . . . . . . . . . . . . . . . . .     334.2     181.7
    Provision for credit losses  . . . . . . . . . . . . . . . . . . . .     127.8      14.9
    Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (74.0)    (42.7)
    Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2.1       1.9
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1.3)      3.6
                                                                           -----------------
    TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
      LIMITED RECOURSE AT MARCH 31 . . . . . . . . . . . . . . . . . . .     388.8     159.4
                                                                           -----------------
    TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT MARCH 31 . . .   $ 945.8   $ 605.6
                                                                           =================

5.  INCOME TAXES
    ------------
    Effective tax rates for the three months ended March 31, 1996 and 1995 of 28.4 and 32.5 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) leveraged lease tax benefits, (b) dividends received deduction applicable to term preferred stock, (c) amortization of intangible assets, (d) state and local income taxes, and (e) United States loss carryforwards in 1996.

6.  TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
    -----------------------------------------------
    HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $85.8 million at March 31, 1996 compared to $119.6 million at December 31, 1995. Advances from parent company and affiliates, which are included in commercial paper, bank and other borrowings, were $189.7 million at March 31, 1996. There were no advances from parent company and affiliates at December 31, 1995. Net interest income on these affiliated balances was $.8 and $8.0 million for the three months ended March 31, 1996 and 1995, respectively.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OPERATIONS SUMMARY
    ------------------
    Net income for the first quarter of 1996 was $79.0 million, up 24 percent from $63.7 million in 1995. The company's annualized return on average common shareholder's equity for the first quarter of 1996 was 14.4 percent compared to 12.4 percent in the year-ago period.
    The annualized return on average owned assets improved to 1.74 percent in the 1996 first quarter, up from 1.18 percent a year ago.

    The following is a summary of the operating results of the company's businesses for the first quarter of 1996 compared to the prior year period:

    - The consumer finance business reported increased earnings in the first quarter of 1996 primarily due to portfolio growth, wider spreads, and improved efficiency.

    - The credit card business reported higher earnings as increased earnings in the Visa*/MasterCard* business offset lower earnings in the private-label credit card business. The Visa/MasterCard business reported higher net interest margin and fee income resulting from portfolio growth, partially offset by higher credit costs resulting from portfolio seasoning and increased bankruptcy filings. This business continued to benefit from the company's association with the General Motors credit card ("GM Card") program. The private-label credit card business experienced narrower spreads due to competitive pricing pressure and higher credit costs, primarily due to discontinued merchant programs.

    - The commercial business reported higher earnings than a year ago primarily due to gains on the sales of assets, utilization of tax carryforwards, and lower credit costs, as it continued to liquidate its portfolio.

    BALANCE SHEET REVIEW
    --------------------
    - Owned consumer receivables were $11.3 billion at March 31, 1996, flat compared to $11.2 billion at December 31, 1995 and up from $9.9 billion at March 31, 1995. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions. In the first quarter of 1996, the company securitized and sold $1.1 billion of Visa/MasterCard and other unsecured receivables.

    - Managed consumer receivables (owned and serviced with limited recourse) increased 13 percent, annualized, in the first quarter, after adjusting for seasonal runoff of holiday balances in the Visa/MasterCard business. On an annualized basis, credit cards were up 20 percent, seasonally adjusted, and other unsecured receivables increased 21 percent during the first quarter. Home equity receivables were flat compared to December 31, 1995.

       Managed consumer receivables increased 21 percent over the prior year. Other unsecured receivables were 33 percent above year-ago levels, and credit card receivables increased 36 percent. In the fourth quarter of 1995, the company acquired two Visa/MasterCard portfolios totaling approximately $570 million. The home equity portfolio was essentially unchanged compared to a year ago.

    - Credit loss reserves as a percent of managed receivables were 4.31 percent, compared to 4.00 percent at December 31, 1995 and 3.28 percent at March 31, 1995. Reserves as a percent of nonperforming managed receivables were 136.7 percent compared to 120.5 percent at December 31, 1995 and 105.7 percent at March 31, 1995. Consumer

*VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.
       two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.01 percent, up from
       3.88 percent at December 31, 1995 and 3.53 percent at March 31, 1995. The annualized total consumer managed charge-off ratio in the first quarter of 1996 was 3.50 percent, compared to 3.53 percent in the prior quarter and 2.99 percent in the year-ago quarter.

    - The company's debt to equity ratio was 5.5 to 1 at March 31, 1996, unchanged from December 31, 1995.

    INCOME STATEMENT REVIEW
    -----------------------
    Net interest margin
    -------------------
    Net interest margin was $231.0 million for the first quarter of 1996, up from $217.1 million in the prior year. Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.12 percent, compared to 6.96 percent in the prior quarter and down from
    7.59 percent in the year-ago quarter. The decrease compared to the prior year period was primarily attributable to a shift in the owned product mix to home equity and merchant participation receivables, which carry lower yields compared to the company's other consumer products, partially offset by lower short-term funding costs.

    Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $419.4 million for the first quarter of 1996, compared to $348.6 million in the same year-ago period. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.63 percent compared to 7.02 percent in the previous quarter and 7.30 percent in the year-ago quarter. Net interest margin on a managed basis was greater than on an owned basis for the first quarter of 1996 because of the increase in the amount of Visa/MasterCard and other unsecured receivables in the securitized portfolio. These receivables carry wider spreads.

    Provision for credit losses
    ---------------------------
    The provision for credit losses for receivables on an Owned Basis for the first quarter of 1996 totaled $128.9 million, up 10 percent from $117.7 million in the prior year period. The level of provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period.

    The company increased credit loss reserves due to continued growth and seasoning of unsecured products, uncertainty over the economy and consumer payment patterns, and the change in the chargeoff policy related to other unsecured receivables. See the credit quality section for further discussion of factors affecting the provision for credit losses.

    Other revenues
    --------------
    Securitization income consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. Securitization income increased over the prior year due to growth in securitized receivables, particularly unsecured products, which carry wider spreads.

    Insurance premiums and contract revenues were lower than a year ago due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Insurance premiums and contract revenues of the specialty and credit business, which the company retained, increased 12 percent over the prior year due to growth in the company's receivable base.

    Investment income of $55.2 million was below the year ago amount of $135.4 million due to the sale of the individual life and annuity lines of business, including $5.7 billion of investments, in the fourth quarter of 1995.

    Fee income includes revenues from fee-based products such as credit cards. Fee income was $36.2 million in the first quarter of 1996, up from $23.5 million in the comparable period of the prior year. Interchange and other credit card fee income was higher in the first quarter of 1996 as a result of the increase in the amount of credit card receivables compared to the prior year, as well as greater transaction volume.

    Other income decreased compared to the first quarter of 1995 primarily due to lower servicing income from unsecured loans serviced with no recourse for a third party.

    Expenses
    --------
    Salaries and fringe benefits and other operating expenses were $231.5 million, up 3.5 percent from $223.6 million a year ago, as the increase in salaries and fringe benefits was partially offset by the decrease in other operating expenses. In the third quarter of 1995, the company acquired an affiliated entity that services receivable portfolios. This acquisition resulted in a shift of servicing-related expenses from other operating expenses to salaries and fringe benefits. As a result, salaries and fringe benefits and other operating expenses must be evaluated in the aggregate when comparing to the year-ago period. The year-over-year increase in the aggregate was primarily due to increased marketing expenses in the credit card business.

    Policyholders' benefits of $67.6 million were below the first quarter of 1995 amount due to the sale of the individual life and annuity lines of business. Policyholders' benefits of the retained specialty and credit business were essentially flat compared to a year ago.

    CREDIT LOSS RESERVES
    --------------------
    The company's credit portfolios and credit management policies are divided into two distinct components - consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. The commercial credit portfolio is monitored on an individual transaction basis and is also evaluated based on overall risk factors. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

    Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

    -------------------------------------------------------------------------
                                       March 31,    December 31,    March 31,
                                            1996            1995         1995
    -------------------------------------------------------------------------
    Owned. . . . . . . . . . . . . . . .  $557.0          $531.8       $446.2
    Serviced with limited recourse . . .   388.8           334.2        159.4
                                          -----------------------------------
    Total. . . . . . . . . . . . . . . .  $945.8          $866.0       $605.6
                                          ===================================

    Managed credit loss reserves were up 9 percent from December 31, 1995 and up 56 percent from March 31, 1995. Managed credit loss reserves as a percent of nonperforming managed receivables were 136.7 percent, up compared to 120.5 percent at December 31, 1995 and 105.7 percent at March 31, 1995. Total owned and managed credit loss reserves as a percent of receivables were as follows:
    -------------------------------------------------------------------
                                 March 31,    December 31,    March 31,
                                      1996            1995         1995
    -------------------------------------------------------------------
    Owned. . . . . . . . . .         4.47%            4.28%        4.02%
    Managed. . . . . . . . .         4.31             4.00         3.28
                                     ----------------------------------

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

    CREDIT QUALITY
    --------------
    Delinquency levels in the consumer portfolio were up compared to the prior and year-ago quarters. Chargeoffs were essentially unchanged compared to the fourth quarter of 1995 but were higher than the first quarter of 1995.

    Delinquency and chargeoff levels are monitored on a managed basis which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

    Effective January 1, 1996, other unsecured consumer finance receivables are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The application of the new procedure did not have a significant impact on the company's delinquency statistics in the first quarter of 1996, but positively impacted the first quarter chargeoff ratio by 14 basis points.

    Delinquency
    -----------


    Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

    --------------------------------------------------------------------------
                              3/31/96   12/31/95   9/30/95   6/30/95   3/31/95
    --------------------------------------------------------------------------
    Home equity. . . . . . . .   3.36%      3.42%     3.27%     2.87%     2.81%
    Visa/MasterCard. . . . . .   2.61       2.37      2.64      2.64      2.71
    Merchant participation . .   4.93       4.75      4.34      4.07      4.67
    Other unsecured. . . . . .   6.50       6.31      5.84      6.19      5.34
                                 ---------------------------------------------
    Total. . . . . . . . . . .   4.01%      3.88%     3.76%     3.60%     3.53%
                                 =============================================

    Delinquency as a percent of managed consumer receivables increased from the prior and year ago quarters, due to higher delinquencies in credit cards and other unsecured receivables resulting from portfolio seasoning. The merchant participation delinquency ratio was also impacted by merchant programs the company has exited.

    Net Chargeoffs of Consumer Receivables
    --------------------------------------

    Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

    -------------------------------------------------------------------------
                                First    Fourth     Third    Second     First
                              Quarter   Quarter   Quarter   Quarter   Quarter
                                 1996      1995      1995      1995      1995
    -------------------------------------------------------------------------
    Home equity. . . . . . . .    .85%      .93%     1.15%     1.04%      .82%
    Visa/MasterCard. . . . . .   4.67      4.88      4.65      4.34      4.73
    Merchant participation . .   5.05      5.80      5.05      5.30      4.85
    Other unsecured. . . . . .   4.85      4.15      4.06      3.76      3.54
                                 --------------------------------------------
    Total. . . . . . . . . . .   3.50%     3.53%     3.32%     3.11%     2.99%
                                 ============================================

    Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1996 were flat compared to the fourth quarter of 1995 but were up from the prior year first quarter. Merchant participation chargeoffs were below the previous quarter but were higher than a year ago primarily due to merchant programs the company has exited. The chargeoff ratio for the other unsecured portfolio increased compared to the prior and year-ago quarters, due to portfolio seasoning.

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

    Nonperforming Assets
    --------------------
    Nonperforming assets consisted of the following:

    -----------------------------------------------------------------------------------------
    In millions.                             3/31/96   12/31/95   9/30/95   6/30/95   3/31/95
    -----------------------------------------------------------------------------------------
    Nonaccrual managed receivables . . . . .  $511.8     $547.9    $470.4    $404.6    $355.6
    Accruing managed consumer receivables
      90 or more days delinquent . . . . . .   159.8      149.7     134.3     147.1     131.7
    Renegotiated commercial loans. . . . . .    20.4       21.2      22.0      41.8      85.9
                                              -----------------------------------------------
    Total nonperforming managed receivables    692.0      718.8     626.7     593.5     573.2
    Real estate owned. . . . . . . . . . . .    96.2      105.6     108.7     103.9     129.3
                                              -----------------------------------------------
    Total nonperforming assets . . . . . . .  $788.2     $824.4    $735.4    $697.4    $702.5
                                              ===============================================
    Managed credit loss reserves as a percent
      of nonperforming managed receivables     136.7%     120.5%    114.0%    106.7%    105.7%
                                              -----------------------------------------------

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

       27   Financial Data Schedule.

  (b)  Reports on Form 8-K

       During the first quarter of 1996, the Registrant filed two Current Reports on Form 8-K dated February 14, 1996. One report disclosed the financial results of Household Finance Corporation for the quarter and year ended December 31, 1995, and the other report disclosed supplementary financial information for Household Finance Corporation for the year ended December 31, 1995, as a result of the October 1, 1995, sale by Household Group, Inc., a wholly-owned subsidiary of Household Finance Corporation, of Alexander Hamilton Life Insurance Company of America to Jefferson-Pilot Corporation.

                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOUSEHOLD FINANCE CORPORATION
                            -----------------------------
                            (Registrant)


Date:  May 13, 1996         By:  /s/ David A. Schoenholz
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