Form 10-Q
period 1996-06-30
HOUSEHOLD FINANCE CORP
filed 1996-08-13
CIK 48681

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1996, there were 1,000 shares of registrant's common stock outstanding.

Part 1.  FINANCIAL INFORMATION


1. FINANCIAL STATEMENTS


Household Finance Corporation and Subsidiaries

STATEMENTS OF INCOME
- --------------------

In millions.

- --------------------------------------------------------------------------------------------------
                                                             Six Months Ended   Three Months Ended
                                                                     June 30,             June 30,
                                                                1996     1995        1996     1995
- --------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . .    $862.5   $822.2      $442.9   $422.2
Interest income from noninsurance investment securities. .      24.7     19.5        18.7     10.0
Interest expense . . . . . . . . . . . . . . . . . . . . .     418.4    396.0       223.8    203.6
                                                              ------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . .     468.8    445.7       237.8    228.6
Provision for credit losses on owned receivables . . . . .     258.3    251.2       129.4    133.5
                                                              ------------------------------------
Net interest margin after provision for credit losses. . .     210.5    194.5       108.4     95.1
                                                              ------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . .     350.6    197.7       196.0    103.1
Insurance premiums and contract revenues . . . . . . . . .      82.1    141.4        38.3     69.5
Investment income. . . . . . . . . . . . . . . . . . . . .      89.7    271.0        34.5    135.6
Fee income . . . . . . . . . . . . . . . . . . . . . . . .      75.9     51.4        39.7     27.9
Other income . . . . . . . . . . . . . . . . . . . . . . .      35.3     27.1        17.7      (.1)
                                                              ------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . .     633.6    688.6       326.2    336.0
                                                              ------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . .     174.4    113.1        87.0     54.6
Other operating expenses . . . . . . . . . . . . . . . . .     337.1    328.7       193.0    163.6
Policyholders' benefits. . . . . . . . . . . . . . . . . .     114.7    271.0        47.1    137.0
                                                              ------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . .     626.2    712.8       327.1    355.2
                                                              ------------------------------------
Income before income taxes . . . . . . . . . . . . . . . .     217.9    170.3       107.5     75.9
Income taxes . . . . . . . . . . . . . . . . . . . . . . .      64.7     54.7        33.3     24.0
                                                              ------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . .    $153.2   $115.6      $ 74.2   $ 51.9
                                                              ====================================

See notes to condensed financial statements.

Household Finance Corporation and Subsidiaries

BALANCE SHEETS
- --------------

In millions.

- ----------------------------------------------------------------------------
                                                    June 30,    December 31,
                                                        1996            1995
- ----------------------------------------------------------------------------
ASSETS
- ------
Cash . . . . . . . . . . . . . . . . . . . . . .   $   287.7       $   154.7
Investment securities. . . . . . . . . . . . . .     2,146.2         3,233.0
Receivables, net . . . . . . . . . . . . . . . .    15,450.1        12,665.0
Advances to parent company and affiliates. . . .        93.7           119.6
Acquired intangibles . . . . . . . . . . . . . .       987.1           418.7
Properties and equipment . . . . . . . . . . . .       270.2           286.2
Real estate owned. . . . . . . . . . . . . . . .       103.5           105.6
Other assets . . . . . . . . . . . . . . . . . .       758.4           810.6
                                                   -------------------------
Total assets . . . . . . . . . . . . . . . . . .   $20,096.9       $17,793.4
                                                   =========================

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------
Debt:
  Commercial paper, bank and other borrowings. .   $ 4,874.4       $ 4,154.2
  Senior and senior subordinated debt (with
    original maturities over one year) . . . . .    10,462.1         8,257.5
                                                   -------------------------
Total debt . . . . . . . . . . . . . . . . . . .    15,336.5        12,411.7
Insurance policy and claim reserves. . . . . . .     1,431.3         2,212.9
Other liabilities. . . . . . . . . . . . . . . .     1,012.3           931.7
                                                   -------------------------
Total liabilities. . . . . . . . . . . . . . . .    17,780.1        15,556.3
                                                   -------------------------
Preferred stock. . . . . . . . . . . . . . . . .       100.0           100.0
                                                   -------------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . . . .       752.6           692.6
  Retained earnings. . . . . . . . . . . . . . .     1,509.4         1,359.8
  Foreign currency translation adjustments . . .        (9.1)           (9.0)
  Unrealized gain (loss) on investments, net . .       (36.1)           93.7
                                                   -------------------------
Total common shareholder's equity. . . . . . . .     2,216.8         2,137.1
                                                   -------------------------
Common and preferred shareholder's equity. . . .     2,316.8         2,237.1
                                                   -------------------------
Total liabilities and shareholder's equity . . .   $20,096.9       $17,793.4
                                                   =========================

See notes to condensed financial statements.

Household Finance Corporation and Subsidiaries

STATEMENTS OF CASH FLOWS
- ------------------------

In millions.

- ---------------------------------------------------------------------------------------------------
Six months ended June 30                                                        1996           1995
- ---------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   153.2      $   115.6
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables . . . . . . . . . .         258.3          251.2
  Insurance policy and claim reserves. . . . . . . . . . . . . . . . .          55.9          199.7
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .          93.2           80.5
  Net realized (gains) losses from sales of assets . . . . . . . . . .          (6.5)          13.4
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         242.7          217.9
                                                                           ------------------------
Cash provided by operations. . . . . . . . . . . . . . . . . . . . . .         796.8          878.3
                                                                           ------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,076.2)      (2,107.0)
  Matured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         139.4          226.7
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,445.4        1,581.9
Short-term investment securities, net change . . . . . . . . . . . . .        (426.0)         323.9
Receivables, excluding Visa*/MasterCard*:
  Originated or purchased. . . . . . . . . . . . . . . . . . . . . . .      (4,387.3)      (4,063.2)
  Collected. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,922.0        1,836.7
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,251.8        1,252.8
Visa/MasterCard receivables:
  Originated or collected, net . . . . . . . . . . . . . . . . . . . .      (2,929.5)      (2,456.2)
  Purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,490.4)          (6.9)
  Sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,535.2        1,619.3
(Acquisition) disposition of portfolios, net . . . . . . . . . . . . .        (620.1)         151.3
Properties and equipment purchased . . . . . . . . . . . . . . . . . .         (28.9)         (13.1)
Properties and equipment sold. . . . . . . . . . . . . . . . . . . . .           3.8             .4
Advances to parent company and affiliates. . . . . . . . . . . . . . .          25.9          (40.6)
                                                                           ------------------------
Cash decrease from investments in operations . . . . . . . . . . . . .      (3,634.9)      (1,694.0)
                                                                           ------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change. . . . . . . . . . . . . . . . . . . . . .         720.2          327.6
Senior and senior subordinated debt issued . . . . . . . . . . . . . .       3,535.5        1,750.4
Senior and senior subordinated debt retired. . . . . . . . . . . . . .      (1,320.8)      (1,274.0)
Policyholders' benefits paid . . . . . . . . . . . . . . . . . . . . .         (58.2)        (432.0)
Cash received from policyholders . . . . . . . . . . . . . . . . . . .          38.0          472.3
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .          (3.6)          (3.6)
Dividends paid to parent company . . . . . . . . . . . . . . . . . . .             -          (20.0)
Capital contributions from parent company. . . . . . . . . . . . . . .          60.0              -
                                                                           ------------------------
Cash increase from financing and capital transactions. . . . . . . . .       2,971.1          820.7
                                                                           ------------------------

Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .         133.0            5.0
Cash at January 1. . . . . . . . . . . . . . . . . . . . . . . . . . .         154.7           97.3
                                                                           ------------------------
Cash at June 30  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   287.7      $   102.3
                                                                           ========================
Supplemental cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   447.0      $   315.0
                                                                           ------------------------
Income taxes paid (received) . . . . . . . . . . . . . . . . . . . . .         143.9          (44.9)
                                                                           ------------------------

See notes to condensed financial statements.


*VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
- --------------------

All dollar amounts are stated in millions.

- --------------------------------------------------------------------------------------
                                               Six Months Ended     Three Months Ended
                                                       June 30,               June 30,
                                               1996        1995       1996        1995
- --------------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . .   $  153.2    $  115.6     $ 74.2      $ 51.9
                                           -------------------------------------------
Revenues . . . . . . . . . . . . . . . .    1,520.8     1,530.3      787.8       768.2
                                           -------------------------------------------
Return on average common shareholder's
  equity <F1> <F2> . . . . . . .               13.9%       11.2%      13.4%       10.1%
                                           -------------------------------------------
Return on average owned assets <F1>. . .       1.67        1.05       1.60         .94
                                           -------------------------------------------

<F1>  Annualized

<F2>  Excluding the impact of Statement of Financial Accounting Standards No. 115,
      "Accounting for Certain Investments in Debt and Equity Securities", the return on average common shareholder's equity was 13.3 and 14.1 percent for the second quarter and first six months of 1996 compared to 10.0 and 11.0 percent in the respective periods of 1995.

In millions.

- --------------------------------------------------------------------------------------
                                                       June 30,           December 31,
                                                           1996                   1995
- --------------------------------------------------------------------------------------
Assets . . . . . . . . . . . . . . . . . . . .        $20,096.9              $17,793.4
                                                      --------------------------------
Receivables
  Owned. . . . . . . . . . . . . . . . . . . .         15,214.7               12,435.5
  Serviced with limited recourse . . . . . . .         10,853.5                9,212.1
                                                      --------------------------------
  Managed receivables  . . . . . . . . . . . .        $26,068.2              $21,647.6
                                                      ================================
Debt to equity ratio . . . . . . . . . . . . .            6.6:1                  5.5:1
                                                      ================================

See notes to condensed financial statements.

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

2. INVESTMENT SECURITIES
   ---------------------
   Investment securities consisted of the following:

   -------------------------------------------------------------------------------
   In millions.                              June 30, 1996       December 31, 1995
   -------------------------------------------------------------------------------
                                      Amortized   Carrying    Amortized   Carrying
                                           Cost      Value         Cost      Value
   -------------------------------------------------------------------------------
   AVAILABLE-FOR-SALE INVESTMENTS
   Marketable equity securities . . .  $  233.6   $  229.4     $  318.3   $  323.8
   Corporate debt securities. . . . .   1,338.2    1,308.7      1,406.9    1,533.6
   Government debt securities . . . .     102.9      102.1         97.5       99.2
   Mortgage-backed securities . . . .     152.6      124.3        189.5      195.8
   Policy loans . . . . . . . . . . .         -          -        821.4      821.4
   Other. . . . . . . . . . . . . . .     344.6      354.4        221.6      222.9
                                       -------------------------------------------
   Subtotal . . . . . . . . . . . . .   2,171.9    2,118.9      3,055.2    3,196.7
                                       -------------------------------------------
   Accrued investment income. . . . .      27.3       27.3         36.3       36.3
                                       -------------------------------------------
   Total investment securities. . . .  $2,199.2   $2,146.2     $3,091.5   $3,233.0
                                       ===========================================

   For available-for-sale investments, carrying value equals fair value, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

3. RECEIVABLES
   -----------
   Receivables consisted of the following:

   -------------------------------------------------------------------------------------
                                                                 June 30,   December 31,
   In millions.                                                      1996           1995
   -------------------------------------------------------------------------------------
   Home equity. . . . . . . . . . . . . . . . . . . . . . . .   $ 2,001.8      $ 2,072.1
   Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . .     6,392.0        3,596.7
   Merchant participation . . . . . . . . . . . . . . . . . .     3,097.5        2,753.7
   Other unsecured. . . . . . . . . . . . . . . . . . . . . .     2,655.4        2,786.3
   Commercial . . . . . . . . . . . . . . . . . . . . . . . .     1,068.0        1,226.7
                                                                ------------------------
   Total owned receivables  . . . . . . . . . . . . . . . . .    15,214.7       12,435.5

   Accrued finance charges. . . . . . . . . . . . . . . . . .       236.1          241.0
   Credit loss reserve for owned receivables. . . . . . . . .      (656.4)        (531.8)
   Unearned credit insurance premiums and claims reserves . .       (80.2)         (78.4)
   Amounts due and deferred from receivables sales. . . . . .     1,190.7          932.9
   Reserve for receivables serviced with limited recourse . .      (454.8)        (334.2)
                                                                ------------------------
   Total owned receivables, net . . . . . . . . . . . . . . .    15,450.1       12,665.0
   Receivables serviced with limited recourse . . . . . . . .    10,853.5        9,212.1
                                                                ------------------------
   Total managed receivables, net . . . . . . . . . . . . . .   $26,303.6      $21,877.1
                                                                ========================

   The outstanding balance of receivables serviced with limited recourse consisted of the following:
   -------------------------------------------------------------------------------------
                                                                 June 30,   December 31,
   In millions.                                                      1996           1995
   -------------------------------------------------------------------------------------
   Home equity. . . . . . . . . . . . . . . . . . . . . . . .   $ 4,609.7       $4,661.9
   Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . .     3,743.5        2,685.8
   Merchant participation . . . . . . . . . . . . . . . . . .       691.8          750.0
   Other unsecured. . . . . . . . . . . . . . . . . . . . . .     1,808.5        1,114.4
                                                                ------------------------
   Total. . . . . . . . . . . . . . . . . . . . . . . . . . .   $10,853.5       $9,212.1
                                                                ========================

   The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:
   -------------------------------------------------------------------------------------
                                                                 June 30,   December 31,
   In millions.                                                      1996           1995
   -------------------------------------------------------------------------------------
   Home equity. . . . . . . . . . . . . . . . . . . . . . . .   $ 6,611.5      $ 6,734.0
   Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . .    10,135.5        6,282.5
   Merchant participation . . . . . . . . . . . . . . . . . .     3,789.3        3,503.7
   Other unsecured. . . . . . . . . . . . . . . . . . . . . .     4,463.9        3,900.7
   Commercial . . . . . . . . . . . . . . . . . . . . . . . .     1,068.0        1,226.7
                                                                ------------------------
   Total. . . . . . . . . . . . . . . . . . . . . . . . . . .   $26,068.2      $21,647.6
                                                                ========================

   The amounts due and deferred from receivables sales of $1,190.7 million at June 30, 1996 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $1,170.7 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $191.8 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $117.4 million at June 30, 1996. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $454.8 million at June 30, 1996 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

<PABE> 8
   See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 13 and 14 for additional information related to the credit quality of receivables.

   Effective January 1, 1996, other unsecured receivables in the consumer finance operation are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The implementation of this new procedure did not have a material impact on the company's financial statements for the second quarter of 1996.

4. CREDIT LOSS RESERVES
   --------------------
   An analysis of credit loss reserves for the six months ended June 30 was as follows:

   ---------------------------------------------------------------------------------------
   In millions.                                                            1996       1995
   ---------------------------------------------------------------------------------------
   Credit loss reserves for owned receivables at January 1. . . . .    $  531.8    $ 413.7
   Provision for credit losses - owned receivables. . . . . . . . .       258.3      251.2
   Owned receivables charged off. . . . . . . . . . . . . . . . . .      (234.6)    (233.8)
   Recoveries on owned receivables. . . . . . . . . . . . . . . . .        38.1       39.9
   Credit loss reserves on receivables purchased, net . . . . . . .        69.1        4.5
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6.3)       8.7
                                                                       -------------------
   TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT JUNE 30. . .       656.4      484.2
                                                                       -------------------
   Credit loss reserves for receivables serviced with
     limited recourse at January 1. . . . . . . . . . . . . . . . .       334.2      181.7
   Provision for credit losses. . . . . . . . . . . . . . . . . . .       264.4       44.9
   Chargeoffs . . . . . . . . . . . . . . . . . . . . . . . . . . .      (147.7)     (84.5)
   Recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . .         5.2        4.1
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1.3)       2.7
                                                                       -------------------
   TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
     LIMITED RECOURSE AT JUNE 30. . . . . . . . . . . . . . . . . .       454.8      148.9
                                                                       -------------------
   TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT JUNE 30. .    $1,111.2    $ 633.1
                                                                       ===================

5. INCOME TAXES
   ------------
   Effective tax rates for the six months ended June 30, 1996 and 1995 of
   29.7 and 32.1 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a)leveraged lease tax benefits, (b) dividends received deduction applicable to term preferred stock, (c) amortization of intangible assets, (d) state and local income taxes, and (e) United States loss carry forwards in 1996.

6. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
   -----------------------------------------------
   HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $93.7 million at June 30, 1996 compared to $119.6 million at December 31, 1995. There were no advances from parent company and affiliates at June 30, 1996 and December 31, 1995. Net interest income on affiliated balances was $2.2 and $14.0 million for the six months ended June 30, 1996 and 1995, respectively.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OPERATIONS SUMMARY
   ------------------
   Net income for the second quarter and first six months of 1996 was $74.2 and $153.2 million, an increase of 43 and 32 percent, respectively, compared to $51.9 and $115.6 million in the comparable 1995 periods. Earnings growth in the company's core businesses exceeded these rates of increase, as 1995 net income included earnings from the individual life and annuity product lines that were sold in late 1995. The company's annualized return on average common shareholder's equity for the second quarter and first six months of 1996 was 13.4 and 13.9 percent, respectively, compared to 10.1 and 11.2 percent in the year-ago periods. The annualized return on average owned assets improved to 1.60 and 1.67 percent in the second quarter and first six months of 1996, respectively, up from .94 and 1.05 percent a year ago. Operating results for 1995 included a write-down related to the servicing of a portfolio of unsecured loans, which was based on a normal, periodic review occuring in the second quarter of 1995.

   The following is a summary of the operating results of the company's businesses for the second quarter and first six months of 1996 compared to the corresponding prior year periods:

   - The consumer finance business increased earnings in the second quarter and first six months of 1996 due to improved efficiency and higher net interest margin, driven by managed receivable growth and wider spreads. Second quarter 1995 operating results of this business were impacted by the previously-mentioned write-down related to the servicing of a portfolio of unsecured loans.

   - Net income for the credit card business for the second quarter and first six months increased over the prior year periods due to higher earnings in both the Visa*/MasterCard* and private-label credit card businesses. The Visa/MasterCard business reported higher net interest margin and fee income, driven by portfolio growth, which were partially offset by higher credit costs primarily resulting from increased personal bankruptcy filings. This business continued to benefit from the company's association with the General Motors credit card ("GM Card") program. The company acquired the $3.4 billion Union Privilege Visa/MasterCard receivable portfolio in June 1996. This program did not yet contribute to earnings. The private-label credit card business reported higher earnings in the second quarter and first six months compared to the year-ago periods due primarily to portfolio growth, which generated higher fee income.

   - The commercial business reported higher earnings in the second quarter and first six months compared to last year primarily due to lower credit costs and utilization of tax loss carryforwards.

   BALANCE SHEET REVIEW
   --------------------
   - As previously discussed, the company acquired the AFL-CIO's $3.4 billion Union Privilege Visa/MasterCard portfolio in June 1996. This portfolio has 2.2 million cardholders. The company recorded approximately $600 million of acquired intangibles in connection with this purchase.

   - Owned consumer receivables were $14.1 billion at June 30, 1996, up from $11.3 billion at March 31, 1996 and $11.1 billion at June 30, 1995. The increase from the prior periods was due to the previously-mentioned portfolio acquisition. Also in the second quarter of 1996, the company securitized and sold, excluding replenishment of certificate holder interests, approximately $2.0 billion of Visa/MasterCard and home equity receivables.


   *VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

   - Managed consumer receivables (owned and serviced with limited recourse) increased 80 percent, annualized, in the second quarter. Excluding the acquisition of the Union Privilege Visa/MasterCard portfolio, managed consumer receivables were up 15 percent, and credit card receivables grew 20 percent, annualized, in the quarter. On an annualized basis, other unsecured receivables increased 35 percent in the quarter. The home equity receivable portfolio was essentially unchanged in the quarter, as increased loan volume was offset by high levels of prepayments.

      Managed consumer receivables increased 36 percent over the prior year. Excluding the Union Privilege Visa/MasterCard portfolio, managed consumer receivables grew 18 percent and credit cards were up 29 percent from a year ago. Other unsecured receivables increased 38 percent, and home equity receivables were down 5 percent from the year-ago levels.

   - Credit loss reserves as a percent of managed receivables were 4.26 percent, compared to 4.31 percent at March 31, 1996 and 3.24 percent at June 30, 1995. Reserves as a percent of nonperforming managed receivables increased to 151.0 percent from 136.7 percent at March 31, 1996 and 106.7 percent at June 30, 1995. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 3.60 percent, down from 4.01 percent at March 31, 1996 and unchanged from 3.60 percent at June 30, 1995. The annualized total consumer managed chargeoff ratio in the second quarter of 1996 was 3.29 percent, compared to 3.50 percent in the prior quarter and 3.11 percent in the year-ago quarter.

   - The company's debt to equity ratio was 6.6 to 1 at June 30, 1996 compared to 5.5 to 1 at December 31, 1995. The increase in the ratio was due to the acquisition of the $3.4 billion AFL-CIO Visa/MasterCard portfolio and was consistent with the company's intent to grow its core businesses, following the disposition of the individual life and annuity product lines in late 1995.

   INCOME STATEMENT REVIEW
   -----------------------

   Net interest margin
   -------------------
   Net interest margin was $237.8 and $468.8 million for the second quarter and first six months of 1996, up 4 percent compared to the second quarter of 1995 and up 5 percent from the first six months of 1995. Net interest margin as a percent of average owned interest-earning assets, annualized, was 6.30 percent, down compared to 7.12 percent in the prior quarter and
   7.57 percent in the second quarter of 1995. The net interest margin percentage in the second quarter of 1996 was adversely impacted by temporary investments used to fund the acquisition of the AFL-CIO Visa/MasterCard portfolio. Excluding the impact of these temporary investments, net interest margin as a percent of average owned interest-earning assets was 6.91 percent in the second quarter of 1996. The decrease in the net interest margin percentage was due to the increase in the amount of unsecured products that were securitized compared to the prior year. These receivables carry wider spreads compared to the company's other products. Net interest margin on securitized receivables is transferred to securitization income upon sale.

   Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $450.0 and $869.5 million for the second quarter and first six months of 1996, up 29 and 25 percent, respectively, compared to $349.5 and $698.1 million in the same year-ago periods. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.21 percent compared to 7.63 percent in the previous quarter and 7.26 percent in the year-ago quarter. The net interest margin percentage on a managed basis was also adversely impacted by the previously-mentioned portfolio of temporary investments. Excluding the impact of these temporary investments, the net interest margin percentage on a managed basis was 7.62 percent in the second quarter of 1996. The net interest margin percentage on a managed basis was greater than on an owned basis because of the increased proportion of other unsecured and Visa/MasterCard receivables in the securitized portfolio.

   Provision for credit losses
   ---------------------------
   The provision for credit losses for receivables on an owned basis for the second quarter and first six months of 1996 totaled $129.4 and $258.3 million, essentially unchanged compared to $133.5 and $251.2 million, respectively, in the comparable prior year periods. The level of provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period. The company recorded a loss provision of approximately $40 million in excess of chargeoffs in the second quarter of 1996 due to uncertainty over consumer payment patterns and increased levels of personal bankruptcies, as well as growth and seasoning of unsecured products. See the credit quality section for further discussion of factors affecting the provision for credit losses.

   Other revenues
   --------------
   Securitization income consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest income, fee income and provision for credit losses related to those receivables. Securitization income increased 90 and 77 percent, respectively, over the second quarter and first six months of 1995. The increase was partially due to the increase in average securitized receivables, which grew 37 and 27 percent, respectively, in the second quarter and first six months of 1996. The remainder of the increase was primarily due to wider spreads on unsecured products, which comprised over half of the average securitized portfolio in 1996, compared to approximately one-third a year ago.

   Insurance premiums and contract revenues decreased from the second quarter and first six months of 1995 due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Insurance premiums and contract revenues of the specialty and credit business improved from the second quarter and first six months of 1995 due to growth in the company's receivable base.

   Investment income in the second quarter and first six months of 1996 was below the year-ago periods due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995.

   Fee income includes revenues from fee-based products such as Visa/MasterCard and private-label credit cards. Fee income was $39.7 and $75.9 million in the second quarter and first six months of 1996, up from $27.9 and $51.4 million in the comparable periods of the prior year primarily due to interchange and other fees related to growth in owned credit card receivables.

   Other income increased compared to the second quarter and first six months of 1995 primarily due to a write-down in the 1995 second quarter related to the servicing of a portfolio of unsecured loans serviced with no recourse.

   Expenses
   --------
   Salaries and fringe benefits and other operating expenses were $280.0 and $511.5 million, up compared to $218.2 and $441.8 million in the second quarter and first six months of 1995. The increase was primarily due to higher marketing expenses related to the Visa/MasterCard receivable portfolio, as well as non-recurring charges totaling approximately $19 million related to the rationalization of certain office space, the settlement of litigation and other similar matters.

   Policyholders' benefits were lower than the prior year periods due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Policyholders' benefits of the retained specialty and credit business were essentially flat compared to the year-ago periods.

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

   Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

   -------------------------------------------------------------------------------------
                                          June 30,   March 31,   December 31,   June 30,
                                              1996        1996           1995       1995
   -------------------------------------------------------------------------------------
   Owned. . . . . . . . . . . . . . . .   $  656.4      $557.0         $531.8     $484.2
   Serviced with limited recourse . . .      454.8       388.8          334.2      148.9
                                          ----------------------------------------------
   Total. . . . . . . . . . . . . . . .   $1,111.2      $945.8         $866.0     $633.1
                                          ==============================================

   Managed credit loss reserves were up 17 percent from March 31, 1996 and up 76 percent from June 30, 1995. The company recorded purchased reserves totaling approximately $60 million in connection with the acquisition of the AFL-CIO Visa/MasterCard portfolio in June 1996. Managed credit loss reserves as a percent of nonperforming managed receivables were 151.0 percent, up from 136.7 percent at March 31, 1996 and 106.7 percent at June 30, 1995.

   Total owned and managed credit loss reserves as a percent of receivables were as follows:

   ---------------------------------------------------------------------
                          June 30,   March 31,   December 31,   June 30,
                              1996        1996           1995       1995
   ---------------------------------------------------------------------
   Owned. . . . . . . . .     4.31%       4.47%          4.28%      3.96%
   Managed. . . . . . . .     4.26        4.31           4.00       3.24
                              ------------------------------------------

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

   CREDIT QUALITY
   --------------
   Delinquency levels in the consumer portfolio were lower compared to the prior quarter, but were flat compared to a year-ago. Chargeoffs decreased compared to the previous quarter, but were up compared to the year-ago period.

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

   In the second quarter of 1996, the company standardized the chargeoff policy for all components of the merchant participation portfolio by transferring all merchant participation receivables that were originated and serviced by one of the company's credit card subsidiaries to another subsidiary. As a result of this transfer, all private-label credit card accounts are now charged off at 9 months contractually past due, instead of 6 months. This change was made to gain efficiencies in administering one chargeoff policy and to be more responsive to the needs of the company's private-label credit card customers. For comparability of quarterly trends, the impact of the change was excluded from reported credit quality statistics.

   Delinquency
   -----------

   Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

   --------------------------------------------------------------------------
                             6/30/96   3/31/96   12/31/95   9/30/95   6/30/95
   --------------------------------------------------------------------------
   Home equity. . . . . . . .   3.47%     3.36%      3.42%     3.27%     2.87%
   Visa/MasterCard. . . . . .   1.99      2.61       2.37      2.64      2.64
   Merchant participation*. .   4.62      4.93       4.75      4.34      4.07
   Other unsecured. . . . . .   6.59      6.50       6.31      5.84      6.19
                                ---------------------------------------------
   Total* . . . . . . . . . .   3.60%     4.01%      3.88%     3.76%     3.60%
                                =============================================

   *In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized.
     For comparability of quarterly trends, second quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total delinquency was 5.25 and 3.70 percent, respectively, for the second quarter of 1996.

   Delinquency as a percent of managed consumer receivables declined from the prior quarter but were flat compared to a year ago. The delinquency ratio in the second quarter of 1996 benefited from the acquisition of the AFL-CIO Visa/MasterCard portfolio in June 1996, as new accounts were added to the receivable base but had not yet contributed significantly to delinquency. Excluding the impact of this portfolio acquisition, the Visa/MasterCard delinquency ratio was 2.73 percent, and the total delinquency ratio was 4.09 percent for the second quarter of 1996. The increase in the delinquency ratio, excluding the effect of the portfolio acquisition, compared to a year ago was primarily due to the seasoning of unsecured products.

   Net Chargeoffs of Consumer Receivables
   --------------------------------------

   Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

   --------------------------------------------------------------------------
                               Second     First    Fourth     Third    Second
                              Quarter   Quarter   Quarter   Quarter   Quarter
                                1996      1996      1995      1995      1995
   --------------------------------------------------------------------------
   Home equity. . . . . . . .    .91%      .85%      .93%     1.15%     1.04%
   Visa/MasterCard. . . . . .   4.40      4.67      4.88      4.65      4.34
   Merchant participation*. .   4.08      5.05      5.80      5.05      5.30
   Other unsecured. . . . . .   4.31      4.85      4.15      4.06      3.76
                                --------------------------------------------
   Total* . . . . . . . . . .   3.29%     3.50%     3.53%     3.32%     3.11%
                                ============================================

   *In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized. For comparability of quarterly trends, second quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total net chargeoffs were 1.39 and
    2.86 percent, respectively, for the second quarter of 1996.

   Net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1996 decreased compared to the prior quarter, but were up slightly compared to the year-ago period. The chargeoff ratio for the second quarter of 1996 was positively impacted by the acquisition of the AFL-CIO Visa/MasterCard portfolio, as previously discussed. Excluding the impact of this portfolio acquisition, the Visa/MasterCard and total net chargeoff ratio for the second quarter of 1996 were 5.15 and 3.47 percent, respectively. The Visa/MasterCard chargeoff ratio continued to be impacted by high levels of personal bankruptcy filings. The majority of the increase in the Visa/MasterCard chargeoff ratio over the prior and year-ago quarters was due to increased bankruptcy filings. Approximately 32 basis points, or roughly 90 percent, of the year-over-year increase in the total chargeoff ratio was due to increased personal bankruptcy filings.

   Nonperforming Assets
   --------------------
   Nonperforming assets consisted of the following:

   --------------------------------------------------------------------------------------------
   In millions.                                6/30/96   3/31/96   12/31/95   9/30/95   6/30/95
   --------------------------------------------------------------------------------------------
   Nonaccrual managed receivables. . . . . . .  $487.1    $511.8     $547.9    $470.4    $404.6
   Accruing managed consumer receivables
     90 or more days delinquent* . . . . . . .   229.1     159.8      149.7     134.3     147.1
   Renegotiated commercial loans . . . . . . .    19.9      20.4       21.2      22.0      41.8
                                                -----------------------------------------------
   Total nonperforming managed receivables . .   736.1     692.0      718.8     626.7     593.5
   Real estate owned . . . . . . . . . . . . .   103.5      96.2      105.6     108.7     103.9
                                                -----------------------------------------------
   Total nonperforming assets. . . . . . . . .  $839.6    $788.2     $824.4    $735.4    $697.4
                                                ===============================================
   Managed credit loss reserves as a percent
     of nonperforming managed receivables. . .   151.0%    136.7%     120.5%    114.0%    106.7%
                                                -----------------------------------------------

   *In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized. For comparability of quarterly trends, second quarter 1996 amounts exclude the impact of this change. Including the impact of this change, accruing managed consumer receivables 90 or more days delinquent were $254.0 million at June 30, 1996. Managed credit loss reserves as a percent of nonperforming managed receivables, including the impact of this change, was 146.0 percent.

  Part II. OTHER INFORMATION

  Item 1.  Legal Proceedings

        On June 3, 1996 the United States Supreme Court concluded that federal law preempts state law prohibitions relating to fees and charges assessed by a national bank on the holder of a credit card account.
        As a result actions pending against banking subsidiaries of the company have been dismissed by courts in Wisconsin and Pennsylvania. The company believes that the resolution of the remaining cases in California and Pennsylvania will not have a material adverse effect on the financial condition of the company.

  Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

        27   Financial Data Schedule.

   (b)  Reports on Form 8-K

        During the second quarter of 1996, the Registrant filed a Current Report on Form 8-K dated June 25, 1996 which disclosed supplementary financial information for Household Finance Corporation as of and for the years ended December 31, 1995 and 1994, and as of March 31, 1996 and 1995.

                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOUSEHOLD FINANCE CORPORATION
                            -----------------------------
                            (Registrant)


Date:  August 13, 1996      By:  /s/ David A. Schoenholz
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