Form 10-Q
period 1996-09-30
HOUSEHOLD FINANCE CORP
filed 1996-11-13
CIK 48681

                            FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------


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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1996, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

         HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES




                        Table of Contents



PART I.   Financial Information                           Page

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three and Nine Months
          Ended September 30, 1996 and 1995. . . . . . . .   2

          Condensed Consolidated Balance Sheets -
          September 30, 1996 (Unaudited) and
          December 31, 1995. . . . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          September 30, 1996 and 1995. . . . . . . . . . .   4

          Financial Highlights . . . . . . . . . . . . . .   5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited) . . . . . . . . . . . . .   6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. .   9



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . .  15

          Signature . . . . . . . . . . . . . . . . . . .  16

Part 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

In millions.

-----------------------------------------------------------------------------------------------------
                                                           Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                               1996      1995        1996        1995
-----------------------------------------------------------------------------------------------------
Finance income . . . . . . . . . . . . . . . . . . . . . .   $509.4    $457.9    $1,371.9    $1,280.1
Interest income from noninsurance investment securities. .      5.6       9.2        30.3        28.7
Interest expense . . . . . . . . . . . . . . . . . . . . .    239.8     214.7       658.2       610.7
                                                             ----------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . .    275.2     252.4       744.0       698.1
Provision for credit losses on owned receivables . . . . .    114.7     135.3       373.0       386.5
                                                             ----------------------------------------
Net interest margin after provision for credit losses. . .    160.5     117.1       371.0       311.6
                                                             ----------------------------------------
Securitization income. . . . . . . . . . . . . . . . . . .    178.4     100.9       529.0       298.6
Insurance premiums and contract revenues . . . . . . . . .     42.0      69.5       124.1       210.9
Investment income. . . . . . . . . . . . . . . . . . . . .     32.6     143.0       122.3       414.0
Fee income . . . . . . . . . . . . . . . . . . . . . . . .     50.0      32.9       125.9        84.3
Other income . . . . . . . . . . . . . . . . . . . . . . .     27.8      12.8        63.1        39.9
                                                             ----------------------------------------
Total other revenues . . . . . . . . . . . . . . . . . . .    330.8     359.1       964.4     1,047.7
                                                             ----------------------------------------
Salaries and fringe benefits . . . . . . . . . . . . . . .     95.7      89.2       270.1       202.3
Other operating expenses . . . . . . . . . . . . . . . . .    182.1     142.3       519.2       471.0
Policyholders' benefits. . . . . . . . . . . . . . . . . .     50.3     128.0       165.0       399.0
                                                             ----------------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . .    328.1     359.5       954.3     1,072.3
                                                             ----------------------------------------
Income before income taxes . . . . . . . . . . . . . . . .    163.2     116.7       381.1       287.0
Income taxes . . . . . . . . . . . . . . . . . . . . . . .     57.8      41.6       122.5        96.3
                                                             ----------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . .   $105.4    $ 75.1    $  258.6    $  190.7
                                                             ========================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions.

------------------------------------------------------------------------------
                                                 September 30,    December 31,
                                                          1996            1995
------------------------------------------------------------------------------
ASSETS                                             (Unaudited)
------
Cash . . . . . . . . . . . . . . . . . . . . . . .   $   294.1       $   154.7
Investment securities. . . . . . . . . . . . . . .     1,645.7         3,233.0
Receivables, net . . . . . . . . . . . . . . . . .    15,978.9        12,665.0
Advances to parent company and affiliates. . . . .        96.1           119.6
Acquired intangibles . . . . . . . . . . . . . . .       951.4           418.7
Properties and equipment . . . . . . . . . . . . .       264.1           286.2
Real estate owned. . . . . . . . . . . . . . . . .       107.4           105.6
Other assets . . . . . . . . . . . . . . . . . . .       920.3           810.6
                                                     -------------------------
Total assets . . . . . . . . . . . . . . . . . . .   $20,258.0       $17,793.4
                                                     =========================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings. . .   $ 4,923.6       $ 4,154.2
  Senior and senior subordinated debt (with original
    maturities over one year). . . . . . . . . . .    10,850.4         8,257.5
                                                     -------------------------
Total debt . . . . . . . . . . . . . . . . . . . .    15,774.0        12,411.7
Insurance policy and claim reserves. . . . . . . .     1,014.2         2,212.9
Other liabilities. . . . . . . . . . . . . . . . .       904.7           931.7
                                                     -------------------------
Total liabilities. . . . . . . . . . . . . . . . .    17,692.9        15,556.3
                                                     -------------------------
Preferred stock. . . . . . . . . . . . . . . . . .       100.0           100.0
                                                     -------------------------
Common shareholder's equity:
  Common stock and paid-in capital . . . . . . . .       892.9           692.6
  Retained earnings. . . . . . . . . . . . . . . .     1,613.0         1,359.8
  Foreign currency translation adjustments . . . .        (9.1)           (9.0)
  Unrealized gain (loss) on investments, net . . .       (31.7)           93.7
                                                     -------------------------
Total common shareholder's equity. . . . . . . . .     2,465.1         2,137.1
                                                     -------------------------
Common and preferred shareholder's equity. . . . .     2,565.1         2,237.1
                                                     -------------------------
Total liabilities and shareholder's equity . . . .   $20,258.0       $17,793.4
                                                     =========================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

-------------------------------------------------------------------------------------------------
Nine months ended September 30                                                 1996          1995
-------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   258.6     $   190.7
Adjustments to reconcile net income to net cash provided by operations:
  Provision for credit losses on owned receivables. . . . . . . . . . .       373.0         386.5
  Insurance policy and claim reserves . . . . . . . . . . . . . . . . .        63.9         383.7
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .       143.8         139.0
  Net realized (gains) losses from sales of assets. . . . . . . . . . .       (10.7)         18.2
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15.4         490.3
                                                                          -----------------------
Cash provided by operations . . . . . . . . . . . . . . . . . . . . . .       844.0       1,608.4
                                                                          -----------------------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,362.8)     (3,060.6)
  Matured . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       237.6         324.9
  Sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,632.3       2,286.6
Short-term investment securities, net change. . . . . . . . . . . . . .        77.3         370.2
Receivables, excluding Visa*/MasterCard*:
  Originated or purchased . . . . . . . . . . . . . . . . . . . . . . .    (6,987.4)     (6,142.4)
  Collected . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,672.4       2,759.2
  Sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,545.1       2,498.2
Visa/MasterCard receivables:
  Originated or collected, net. . . . . . . . . . . . . . . . . . . . .    (4,688.9)     (3,921.6)
  Purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,490.4)        (10.2)
  Sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,177.4       2,478.4
(Acquisition) disposition of portfolios, net. . . . . . . . . . . . . .      (620.1)        (10.4)
Properties and equipment purchased. . . . . . . . . . . . . . . . . . .       (42.5)        (29.9)
Properties and equipment sold . . . . . . . . . . . . . . . . . . . . .         4.5           4.5
Advances to parent company and affiliates . . . . . . . . . . . . . . .        23.5         404.0
                                                                          -----------------------
Cash decrease from investments in operations. . . . . . . . . . . . . .    (3,822.0)     (2,049.1)
                                                                          -----------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change . . . . . . . . . . . . . . . . . . . . . .       769.4         343.6
Senior and senior subordinated debt issued. . . . . . . . . . . . . . .     4,798.9       2,193.8
Senior and senior subordinated debt retired . . . . . . . . . . . . . .    (2,200.6)     (1,622.4)
Policyholders' benefits paid. . . . . . . . . . . . . . . . . . . . . .      (482.5)       (713.1)
Cash received from policyholders. . . . . . . . . . . . . . . . . . . .        37.6         650.7
Dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . .        (5.4)         (5.4)
Dividends paid to parent company. . . . . . . . . . . . . . . . . . . .           -         (95.0)
Capital contributions from parent company . . . . . . . . . . . . . . .       200.0             -
                                                                          -----------------------
Cash increase from financing and capital transactions . . . . . . . . .     3,117.4         752.2
                                                                          -----------------------
Increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .       139.4         311.5
Cash at January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . .       154.7          97.3
                                                                          -----------------------
Cash at September 30. . . . . . . . . . . . . . . . . . . . . . . . . .   $   294.1     $   408.8
                                                                          =======================
Supplemental cash flow information:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   659.9     $   520.8
                                                                          -----------------------
Income taxes paid (received). . . . . . . . . . . . . . . . . . . . . .       211.1         (17.8)
                                                                          -----------------------

See notes to interim condensed consolidated financial statements.

*VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

----------------------------------------------------------------------------------
                                       Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                           1996      1995         1996        1995
----------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . .   $105.4    $ 75.1     $  258.6    $  190.7
                                         -----------------------------------------
Revenues . . . . . . . . . . . . . . .    845.8     826.2      2,366.6     2,356.5
                                         -----------------------------------------
Return on average common shareholder's
  equity <F1> <F2> . . . . . . . . . .     18.1%     14.2%        15.4%       12.4%
                                         -----------------------------------------
Return on average owned assets <F1>. .     2.07      1.29         1.81        1.14
                                         -----------------------------------------

<F1> Annualized

<F2> Statement of Financial Accounting Standards No. 115, "Accounting for Certain
     Investments in Debt and Equity Securities" had no significant impact on the return on average common shareholder's equity for the periods presented.

In millions.

--------------------------------------------------------------------
                                       September 30,    December 31,
                                                1996            1995
--------------------------------------------------------------------
Assets . . . . . . . . . . . . . . . . .   $20,258.0       $17,793.4
                                           -------------------------
Receivables
  Owned. . . . . . . . . . . . . . . . .    15,645.8        12,435.5
  Serviced with limited recourse . . . .    11,088.1         9,212.1
                                           -------------------------
  Managed receivables  . . . . . . . . .   $26,733.9       $21,647.6
                                           =========================
Debt to equity ratio . . . . . . . . . .       6.1:1           5.5:1
                                           =========================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION
   ---------------------
   The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation and its subsidiaries (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

2. INVESTMENT SECURITIES
   ---------------------
   Investment securities consisted of the following:

   -------------------------------------------------------------------------------
   In millions.                          September 30, 1996      December 31, 1995
   -------------------------------------------------------------------------------
                                       Amortized   Carrying   Amortized   Carrying
                                            Cost      Value        Cost      Value
   -------------------------------------------------------------------------------
   AVAILABLE-FOR-SALE INVESTMENTS
   Marketable equity securities . . .   $  228.5   $  226.6    $  318.3   $  323.8
   Corporate debt securities. . . . .      930.3      896.7     1,406.9    1,533.6
   Government debt securities . . . .      118.2      112.4        97.5       99.2
   Mortgage-backed securities . . . .      154.5      143.5       189.5      195.8
   Policy loans . . . . . . . . . . .          -          -       821.4      821.4
   Other. . . . . . . . . . . . . . .      243.2      243.2       221.6      222.9
                                        ------------------------------------------
   Subtotal . . . . . . . . . . . . .    1,674.7    1,622.4     3,055.2    3,196.7
                                        ------------------------------------------
   Accrued investment income. . . . .       23.3       23.3        36.3       36.3
                                        ------------------------------------------
   Total investment securities. . . .   $1,698.0   $1,645.7    $3,091.5   $3,233.0
                                        ==========================================

   For available-for-sale investments, carrying value equals fair value, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

3. RECEIVABLES
   -----------
   Receivables consisted of the following:

   -----------------------------------------------------------------------------------------
                                                              September 30,     December 31,
   In millions.                                                        1996             1995
   -----------------------------------------------------------------------------------------
   Home equity. . . . . . . . . . . . . . . . . . . . . . . .     $ 2,752.6        $ 2,072.1
   Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . .       6,421.2          3,596.7
   Merchant participation . . . . . . . . . . . . . . . . . .       3,445.4          2,753.7
   Other unsecured. . . . . . . . . . . . . . . . . . . . . .       2,031.5          2,786.3
   Commercial . . . . . . . . . . . . . . . . . . . . . . . .         995.1          1,226.7
                                                                  --------------------------
   Total owned receivables  . . . . . . . . . . . . . . . . .      15,645.8         12,435.5

   Accrued finance charges. . . . . . . . . . . . . . . . . .         212.0            241.0
   Credit loss reserve for owned receivables. . . . . . . . .        (634.6)          (531.8)
   Unearned credit insurance premiums and claims reserves . .         (80.7)           (78.4)
   Amounts due and deferred from receivables sales. . . . . .       1,369.3            932.9
   Reserve for receivables serviced with limited recourse . .        (532.9)          (334.2)
                                                                  --------------------------
   Total owned receivables, net . . . . . . . . . . . . . . .      15,978.9         12,665.0
   Receivables serviced with limited recourse . . . . . . . .      11,088.1          9,212.1
                                                                  --------------------------
   Total managed receivables, net . . . . . . . . . . . . . .     $27,067.0        $21,877.1
                                                                  ==========================

   The outstanding balance of receivables serviced with limited recourse consisted of the following:

   -----------------------------------------------------------------------------------------
                                                              September 30,     December 31,
   In millions.                                                        1996             1995
   -----------------------------------------------------------------------------------------
   Home equity. . . . . . . . . . . . . . . . . . . . . . . .     $ 3,961.6         $4,661.9
   Visa/MasterCard. . . . . . . . . . . . . . . . . . . . . .       3,743.5          2,685.8
   Merchant participation . . . . . . . . . . . . . . . . . .         604.4            750.0
   Other unsecured. . . . . . . . . . . . . . . . . . . . . .       2,778.6          1,114.4
                                                                  --------------------------
   Total. . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,088.1         $9,212.1
                                                                  ==========================

   The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

   -----------------------------------------------------------------------------------------
                                                         September 30,          December 31,
   In millions.                                                  1996                   1995
   -----------------------------------------------------------------------------------------
   Home equity. . . . . . . . . . . . . . . . . .   $ 6,714.2    25.1%     $ 6,734.0    31.1%
   Visa/MasterCard. . . . . . . . . . . . . . . .    10,164.7    38.0        6,282.5    29.0
   Merchant participation . . . . . . . . . . . .     4,049.8    15.2        3,503.7    16.2
   Other unsecured. . . . . . . . . . . . . . . .     4,810.1    18.0        3,900.7    18.0
   Commercial . . . . . . . . . . . . . . . . . .       995.1     3.7        1,226.7     5.7
                                                    ----------------------------------------
   Total. . . . . . . . . . . . . . . . . . . . .   $26,733.9   100.0%     $21,647.6   100.0%
                                                    ========================================

   The amounts due and deferred from receivables sales of $1,369.3 million at September 30, 1996 included unamortized excess servicing assets and funds established pursuant to the recourse provisions and holdback reserves for certain sales totaling $1,346.6 million. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company. In addition, the company has made guarantees relating to certain securitizations of $90.2 million plus unpaid interest and has subordinated interests in certain transactions, which are recorded as receivables, for $117.3 million at September 30, 1996. The company has an agreement with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $532.9 million at September 30, 1996 and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

   See Note 4, "Credit Loss Reserves" for an analysis of credit loss reserves for receivables. See "Management's Discussion and Analysis" on pages 13 and 14 for additional information related to the credit quality of receivables.

   Effective January 1, 1996, other unsecured receivables in the consumer finance operation are charged off if an account is nine months contractually delinquent and minimum payments have not been received in six months. In any event, these receivables are charged off when the accounts are 18 months contractually delinquent. Previously, such accounts were charged off when they were nine months contractually delinquent. Delinquency statistics will continue to be reported on a contractual basis for these receivables. Procedures for secured and credit card receivables were unaffected. The implementation of this new procedure did not have a material impact on the company's financial statements for the first nine months of 1996.

4. CREDIT LOSS RESERVES
   --------------------
   An analysis of credit loss reserves for the nine months ended
   September 30 was as follows:

   ------------------------------------------------------------------------------------------
   In millions.                                                               1996       1995
   ------------------------------------------------------------------------------------------
   Credit loss reserves for owned receivables at January 1 . . . . . .    $  531.8    $ 413.7
   Provision for credit losses - owned receivables . . . . . . . . . .       373.0      386.5
   Owned receivables charged off . . . . . . . . . . . . . . . . . . .      (381.0)    (392.0)
   Recoveries on owned receivables . . . . . . . . . . . . . . . . . .        57.7       62.6
   Credit loss reserves on receivables purchased, net. . . . . . . . .        67.2        9.6
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (14.1)       9.8
                                                                          -------------------
   TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES AT SEPTEMBER 30. .       634.6      490.2

   Credit loss reserves for receivables serviced with
    limited recourse at January 1. . . . . . . . . . . . . . . . . . .       334.2      181.7
   Provision for credit losses . . . . . . . . . . . . . . . . . . . .       432.1      163.9
   Chargeoffs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (241.7)    (130.5)
   Recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10.2        6.2
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1.9)       2.8
                                                                          -------------------
   TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED WITH
    LIMITED RECOURSE AT SEPTEMBER 30 . . . . . . . . . . . . . . . . .       532.9      224.1
                                                                          -------------------
   TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES AT SEPTEMBER 30. .  $1,167.5    $ 714.3
                                                                          ===================

5. INCOME TAXES
   ------------
   Effective tax rates of 35.4 and 35.6 percent for the third quarter of 1996 and 1995, respectively, and 32.1 and 33.6 percent for the nine months ended September 30, 1996 and 1995, respectively, differ from the statutory federal income tax rates for the respective periods primarily because of the effects of (a) leveraged lease tax benefits, (b) dividends received deduction applicable to term preferred stock, (c) amortization of intangible assets, (d) state and local income taxes, and (e) United States loss carry forwards in 1996.

6. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
   -----------------------------------------------
   HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to parent company and affiliates were $96.1 million at September 30, 1996 compared to $119.6 million at December 31, 1995. There were no advances from parent company and affiliates at September 30, 1996 and December 31, 1995. Net interest income on affiliated balances was $5.6 and $15.9 million for the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OPERATIONS SUMMARY
  ------------------
  Net income for the third quarter and first nine months of 1996 was $105.4 and $258.6 million, an increase of 40 and 36 percent, respectively, compared to $75.1 and $190.7 million in the comparable 1995 periods. Earnings growth in the company's core businesses exceeded these rates of increase, as 1995 net income included earnings from the individual life and annuity product lines that were sold in late 1995. The company's annualized return on average common shareholder's equity for the third quarter and first nine months of 1996 was 18.1 and 15.4 percent, respectively, compared to 14.2 and 12.4 percent in the year-ago periods. The annualized return on average owned assets improved to 2.07 and 1.81 percent in the third quarter and first nine months of 1996, respectively, up from 1.29 and 1.14 percent a year ago.

  The following is a summary of the operating results of the company's businesses for the third quarter and first nine months of 1996 compared to the corresponding prior year periods:

  - The consumer finance business increased earnings in the third quarter and first nine months of 1996 as operations continued to benefit from solid receivable growth. This growth led to higher net interest margin, partially offset by higher credit losses, and to improved efficiency.

  - Net income for the credit card business for the third quarter and first nine months increased over the prior year periods in both the Visa*/MasterCard* and private-label credit card businesses. The Visa/MasterCard business reported higher net interest margin and fee income, driven by portfolio growth, which were partially offset by higher credit costs primarily resulting from increased personal bankruptcy filings. This business continued to benefit from the company's association with the General Motors credit card ("GM Card") program. Additionally, the Union Privilege Visa/MasterCard portfolio acquired in June 1996 began to contribute to earnings in the third quarter of 1996. The private-label credit card business reported higher earnings in the third quarter and first nine months compared to the year-ago periods due primarily to portfolio growth.

  - The commercial business reported higher earnings in the third quarter and first nine months compared to last year. Earnings in the third quarter benefited from increased gains on the disposition of assets and, in the first nine months, also benefited from lower credit costs.

  BALANCE SHEET REVIEW
  --------------------
  - Owned consumer receivables were $14.6 billion at September 30, 1996, up from $14.1 billion at June 30, 1996 and $11.5 billion at September 30, 1995. The increase from the prior year was due to the acquisition of the AFL-CIO's $3.4 billion Union Privilege Visa/MasterCard portfolio in June 1996. In the third quarter of 1996, the company securitized and sold, excluding replenishment of certificate holder interests, approximately $1.0 billion of other unsecured receivables.

  - Managed consumer receivables (owned and serviced with limited recourse) increased 12 percent, annualized, in the third quarter. On an annualized basis, credit card receivables were up 8 percent and other unsecured receivables increased 31 percent in the quarter. The home equity portfolio was up slightly compared to the prior quarter.

  - Managed consumer receivables increased 36 percent and credit cards were up 65 percent over the prior year. Other unsecured receivables increased 36 percent, and home equity receivables were down 2 percent from the year-ago levels.

  *VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated respectively.

  - The company increased its managed credit loss reserves from $714.3 million at September 30, 1995 to $1,167.5 million at September 30, 1996. Credit loss reserves as a percent of managed receivables increased to 4.37 percent, compared to 4.26 percent at June 30, 1996 and 3.56 percent at September 30, 1995 due to uncertainty about the trend in personal bankruptcies and the shift in its product mix to unsecured receivables. Reserves as a percent of nonperforming managed receivables were 140.7 percent, compared to 151.0 percent at June 30, 1996 and 114.0 percent at September 30, 1995. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.02 percent, up from
       3.60 percent at June 30, 1996 and 3.76 percent at September 30, 1995. The annualized total consumer managed chargeoff ratio in the third quarter of 1996 was 3.45 percent, compared to 3.29 percent in the prior quarter and 3.32 percent in the year-ago quarter.

  - The company's debt to equity ratio was 6.1 to 1 at September 30, 1996 compared to 5.5 to 1 at December 31, 1995. The increase in the ratio was due to the acquisition of the $3.4 billion AFL-CIO Visa/MasterCard portfolio.

  - In October 1996 the company entered into an agreement with Barnett Banks, Inc. ("Barnett") to service without recourse Barnett's existing $1.0 billion credit card portfolio in Barnett's core market of Florida and Georgia. As these receivables will be serviced without recourse, they will not be included in the company's total managed assets. Additionally, the company will purchase approximately $780 million of credit card receivables, the majority of which are held by customers outside of Barnett's core market. The transaction is expected to close in the fourth quarter of 1996.

FUNDING AND LIQUIDITY
---------------------
The major use of cash by the company is the origination or purchase of receivables or investment securities. The main sources of cash for the company are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1995 to September 30, 1996:

  - Total debt increased from $12.4 billion to $15.8 billion to fund the company's purchase of the $3.4 billion AFL-CIO Visa/MasterCard portfolio in the second quarter.

  - The company had securitized home equity, Visa/MasterCard, merchant participation and other unsecured receivables outstanding of $11.1 and $9.2 billion at September 30, 1996 and December 31, 1995. During the three months and nine months ended September 30, 1996 the company securitized approximately $1.0 and $4.4 billion of receivables, respectively. The composition of these securitizations by type is as follows (in millions):

       ---------------------------------------------------------------------
                                     Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                                   1996                 1996
       ---------------------------------------------------------------------
       Home Equity. . . . . . . . . .            $    -               $  840
       Visa/MasterCard. . . . . . . .                 -                1,736
       Other unsecured. . . . . . . .             1,000                1,840
                                                 ---------------------------
       Total. . . . . . . . . . . . .            $1,000               $4,416
                                                 ===========================

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the company plans to continue to utilize in the future.

The current ratings of the company's debt and preferred stock securities by the nationally recognized statistical rating organizations which provide such ratings, including any recent action taken by such organizations, are set forth in an exhibit to this report which has been filed with the Securities and Exchange Commission.

  INCOME STATEMENT REVIEW
  -----------------------

  Net interest margin
  -------------------
  Net interest margin was $275.2 and $744.0 million for the third quarter and first nine months of 1996, up 9 percent compared to the third quarter of 1995 and up 7 percent from the first nine months of 1995. Net interest margin as a percent of average owned interest-earning assets, annualized, was 6.91 percent, compared to 6.30 percent in the prior quarter and 7.56 percent in the third quarter of 1995. The net interest margin percentage in the second quarter of 1996 was adversely impacted by temporary investments used to fund the acquisition of the AFL-CIO Visa/MasterCard portfolio. Excluding the impact of these temporary investments, net interest margin as a percent of average owned interest-earning assets was 6.91 percent in the second quarter of 1996. The decrease in the net interest margin percentage from the prior year was due to the increase in the amount of unsecured receivables that were securitized in 1996 compared to 1995. These receivables carry wider spreads compared to the company's other products. Net interest margin on securitized receivables is transferred to securitization income upon sale.

  Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $502.0 and $1,371.5 million for the third quarter and first nine months of 1996, up 37 and 29 percent, respectively, compared to $366.7 and $1,064.8 million in the same year-ago periods. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.48 percent compared to 7.21 percent in the previous quarter and 7.23 percent in the year-ago quarter. The net interest margin percentage on a managed basis for the second quarter was also adversely impacted by the previously-mentioned portfolio of temporary investments. Excluding the impact of these temporary investments, the net interest margin percentage on a managed basis was 7.62 percent. The net interest margin percentage on a managed basis was greater than on an owned basis because of the increased proportion of other unsecured and Visa/MasterCard receivables in the securitized portfolio.

  Provision for credit losses
  ---------------------------
  The provision for credit losses for receivables on an owned basis for the third quarter and first nine months of 1996 totaled $114.7 and $373.0 million, down compared to $135.3 and $386.5 million, respectively, in the comparable prior year periods. The level of provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations and sales of receivables in a particular period. See the credit quality section for further discussion of factors affecting the provision for credit losses.

  Other revenues
  --------------
  Securitization income consists of income associated with the securitizations and sales of receivables with limited recourse, including net interest margin, fee and other income and provision for credit losses related to those receivables. Securitization income increased 77 percent over the third quarter and first nine months of 1995. The increase was partially due to the increase in average securitized receivables, which grew 57 and 37 percent in the third quarter and first nine months of 1996, respectively. The remainder of the increase was primarily due to wider spreads on unsecured products, which comprised over half of the average securitized portfolio in 1996, compared to approximately one-third a year ago.

  Insurance premiums and contract revenues decreased from the third quarter and first nine months of 1995 due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Insurance premiums and contract revenues of the specialty and credit business improved from the third quarter and first nine months of 1995 due to growth in the company's receivable base.

  Investment income in the third quarter and first nine months of 1996 was below the year-ago periods due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995.

  Fee income includes revenues from fee-based products such as Visa/MasterCard and private-label credit cards. Fee income was $50.0 and $125.9 million in the third quarter and first nine months of 1996, up from $32.9 and $84.3 million in the comparable periods of the prior year primarily due to interchange and other fees related to growth in owned credit card receivables.

  Other income in the third quarter and first nine months of 1996 benefited from increased gains on the disposition of assets as compared to 1995.

  Expenses
  --------
  Salaries and fringe benefits and other operating expenses for the third quarter and first nine months of 1996 were $277.8 and $789.3 million, respectively, compared to $231.5 and $673.3 million in the comparable 1995 periods. The increase over the prior year periods was primarily due to higher marketing expenses related to the Visa/MasterCard receivable portfolio. Also contributing to the increase in expenses for the first nine months of 1996 were non-recurring charges totaling approximately $19 million related to the rationalization of certain office space, the settlement of litigation and other similar matters.

  Policyholders' benefits were lower than the prior year periods due to the sale of the individual life and annuity lines of business in the fourth quarter of 1995. Policyholders' benefits of the retained specialty and credit business were essentially flat compared to the year-ago periods.

  Credit Loss Reserves
  --------------------
  The company's receivable portfolios and credit management policies have historically been divided into two distinct components - consumer and commercial. For consumer products, credit policies focus on product type and specific portfolio risk factors. The consumer portfolio is diversified by product and geographic location. The commercial portfolio is monitored on an individual transaction basis and is also evaluated based on overall risk factors. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

  Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

  -----------------------------------------------------------------------------------------
                                 September 30,    June 30,    December 31,    September 30,
                                          1996        1996            1995             1995
  -----------------------------------------------------------------------------------------
  Owned. . . . . . . . . . . . . . .  $  634.6    $  656.4          $531.8           $490.2
  Serviced with limited recourse . .     532.9       454.8           334.2            224.1
                                      -----------------------------------------------------
  Total. . . . . . . . . . . . . . .  $1,167.5    $1,111.2          $866.0           $714.3
                                      =====================================================

  Managed credit loss reserves were up 5 percent from June 30, 1996 and up 63 percent from September 30, 1995. Managed credit loss reserves as a percent of nonperforming managed receivables were 140.7 percent, down from 151.0 percent at June 30, 1996, and up from 114.0 percent at September 30, 1995.

  Total owned and managed credit loss reserves as a percent of receivables were as follows:

  -----------------------------------------------------------------------------------------
                                 September 30,    June 30,    December 31,    September 30,
                                          1996        1996            1995             1995
  -----------------------------------------------------------------------------------------
  Owned. . . . . . . . . . . . . . .      4.06%       4.31%           4.28%            3.91%
  Managed. . . . . . . . . . . . . .      4.37        4.26            4.00             3.56
                                          -------------------------------------------------

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

  CREDIT QUALITY
  --------------
  Delinquency and chargeoff levels in the consumer portfolio were higher compared to the prior and year-ago quarters. Delinquency and chargeoff levels are monitored on a managed basis which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company.

  Delinquency
  -----------

  Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

  ----------------------------------------------------------------------------
                              9/30/96   6/30/96   3/31/96   12/31/95   9/30/95
  ----------------------------------------------------------------------------
  Home equity. . . . . . . . .   3.59%     3.47%     3.36%      3.42%     3.27%
  Visa/MasterCard. . . . . . .   2.64      1.99      2.61       2.37      2.64
  Merchant participation*. . .   4.90      4.62      4.93       4.75      4.34
  Other unsecured. . . . . . .   6.79      6.59      6.50       6.31      5.84
                                 ---------------------------------------------
  Total* . . . . . . . . . . .   4.02%     3.60%     4.01%      3.88%     3.76%
                                 =============================================

  * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized. For comparability of quarterly trends, second and third quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total delinquency was 5.68 and
  4.14 percent, respectively, for the third quarter of 1996 and 5.25 and
  3.70 percent, respectively, for the second quarter of 1996.

  Delinquency as a percent of managed consumer receivables increased from the prior quarter and a year ago. The increase in delinquency from June 30, 1996 was primarily due to the aging of the AFL-CIO Visa/MasterCard portfolio. This portfolio had an insignificant amount of delinquency when it was acquired in June 1996 and is maturing as expected. The company's remaining portfolios experienced delinquency performance in line with management's expectations and industry trends.

  The increase in the delinquency ratio compared to a year ago was primarily due to seasoning of the portfolios, the company's continued shift in product mix toward unsecured receivables, and a slower consumer payment pattern, including higher personal bankruptcies.

  Net Chargeoffs of Consumer Receivables
  --------------------------------------

  Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

  ----------------------------------------------------------------------------
                                 Third    Second     First    Fourth     Third
                               Quarter   Quarter   Quarter   Quarter   Quarter
                                  1996      1996      1996      1995      1995
  ----------------------------------------------------------------------------
  Home equity. . . . . . . . .     .96%      .91%      .85%      .93%     1.15%
  Visa/MasterCard. . . . . . .    3.99      4.40      4.67      4.88      4.65
  Merchant participation*. . .    3.78      4.08      5.05      5.80      5.05
  Other unsecured. . . . . . .    5.57      4.31      4.85      4.15      4.06
                                  --------------------------------------------
  Total* . . . . . . . . . . .    3.45%     3.29%     3.50%     3.53%     3.32%
                                  ============================================

  * In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized. For comparability of quarterly trends, second and third quarter 1996 amounts exclude the impact of this change. Including the impact of this change, merchant participation and total net chargeoffs were 2.97 and 3.33 percent, respectively, for the third quarter of 1996 and 1.39 and 2.86 percent, respectively, for the second quarter of 1996.

  Net chargeoffs as a percent of average managed consumer receivables for the third quarter of 1996 increased compared to both the prior and year-ago periods. Although the company's chargeoff ratio for the third and second quarters of 1996 benefited from the acquisition of the AFL-CIO portfolio, the ratio in the third quarter was negatively impacted by higher levels of personal bankruptcies in the Visa/MasterCard portfolio and the continued seasoning of other unsecured receivables. The increase in net chargeoffs is in line with management's expectations and industry trends.

  Excluding the benefit of the AFL-CIO portfolio, approximately 75 percent of the year-over-year increase in the total chargeoff ratio was due to increased personal bankruptcy filings in the Visa/Mastercard portfolio. The remaining increase was primarily due to seasoning of the other unsecured portfolio.

  Nonperforming Assets
  --------------------
  Nonperforming assets consisted of the following:

  ---------------------------------------------------------------------------------------------
  In millions.                                 9/30/96   6/30/96   3/31/96   12/31/95   9/30/95
  ---------------------------------------------------------------------------------------------
  Nonaccrual managed receivables . . . . . . .  $500.0    $487.1    $511.8     $547.9    $470.4
  Accruing managed consumer receivables
    90 or more days delinquent*. . . . . . . .   310.0     229.1     159.8      149.7     134.3
  Renegotiated commercial loans. . . . . . . .    19.9      19.9      20.4       21.2      22.0
                                                -----------------------------------------------
  Total nonperforming managed receivables. . .   829.9     736.1     692.0      718.8     626.7
  Real estate owned. . . . . . . . . . . . . .   107.4     103.5      96.2      105.6     108.7
                                                -----------------------------------------------
  Total nonperforming assets . . . . . . . . .  $937.3    $839.6    $788.2     $824.4    $735.4
                                                ===============================================
  Managed credit loss reserves as a percent
    of nonperforming managed receivables . . .   140.7%    151.0%    136.7%     120.5%    114.0%
                                                -----------------------------------------------

  *In the second quarter of 1996, the chargeoff policy for different components of the merchant participation portfolio was standardized. For comparability of quarterly trends, second and third quarter 1996 amounts exclude the impact of this change. Including the impact of this change, accruing managed consumer receivables 90 or more days delinquent were $343.0 and $254.0 million at September 30 and June 30, 1996, respectively. Managed credit loss reserves as a percent of nonperforming managed receivables, including the impact of this change, were 135.3 and 146.0 percent at September 30 and June 30, 1996, respectively.

  Part II. OTHER INFORMATION


  ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

         27     Financial Data Schedule.

         99.1   Debt and Preferred Stock Securities Ratings.

    (b)  Reports on Form 8-K

         None.

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


Date:  November 13, 1996    By:  /s/ David A. Schoenholz
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

27    Financial Data Schedule.

99.1  Debt and Preferred Stock Securities Ratings.