Form 10-K405
period 1996-12-31
HOUSEHOLD FINANCE CORP
filed 1997-03-26
CIK 48681

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                        ---------------------
9% SENIOR SUBORDINATED NOTES, DUE SEPTEMBER 28, 2001          NEW YORK STOCK EXCHANGE
9 5/8% SENIOR SUBORDINATED NOTES, DUE JULY 15, 2000           NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES / X / NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / X /

     AS OF MARCH 19, 1997, THERE WERE 1,000 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, ALL OF WHICH ARE OWNED BY HOUSEHOLD INTERNATIONAL, INC.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.
================================================================================

PART I.

ITEM 1. BUSINESS.

     Household Finance Corporation ("HFC" or the "Company") is a wholly-owned subsidiary of Household International, Inc. ("Household International"). HFC and its subsidiaries primarily offer consumer lending products to middle-income customers in the United States. The principal products of HFC's consumer financial services business are cash loans, including home equity loans secured by first and second mortgages and unsecured credit advances (including revolving and closed-end loans). Loan applications are solicited from branch lending offices and through direct mail and telemarketing solicitations.

     Through banking subsidiaries, the Company issues both VISA* and MasterCard* credit cards, including the GM Card(SM) and the Union Privilege Card. These banks engage only in consumer credit card operations.

     Certain subsidiaries of HFC provide sales financing through the purchase, origination and servicing of merchants' private-label revolving charge accounts and closed end sales contracts.

     In conjunction with its consumer finance operations and where applicable laws permit, HFC makes available to customers credit life, credit accident, health and disability insurance products. Insurance products are generally written directly by, or reinsured with Household Life Insurance Company or its affiliates.

ITEM 2. PROPERTIES.

     Substantially all of HFC's branch office and headquarters space is operated under lease, with the exception of a credit card processing facility located in Las Vegas, Nevada. HFC believes that such properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

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

     During the past several years, the press has widely reported certain industry related concerns which may impact HFC and its subsidiaries. One such industry condition has been the litigation activities by the Alabama plaintiff bar against finance and insurance companies operating in that state, the large punitive awards obtained from juries in that state, and the failure of the state Supreme Court to reverse many of those awards. Like other companies in this industry, HFC and certain of its subsidiaries have litigation in Alabama. There are a number of lawsuits pending against HFC or its subsidiaries in Alabama, most of which relate to the financing of satellite television broadcast receiver dishes, a business HFC and its subsidiaries discontinued in 1995. These cases generally allege inadequate disclosure of financing terms. In each suit, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. The judicial climate in Alabama is such that the outcome of all of these cases is unpredictable and, although HFC and its subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of these cases have been settled or otherwise resolved for amounts that in the aggregate are not material to HFC. Appropriate insurance carriers have been notified of each claim, and reservations of rights letters have been received.

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

     HFC did not pay a cash dividend to Household International in 1996. In 1995, HFC paid cash dividends to Household International totaling $155 million. In addition, HFC paid cash dividends on its preferred stock totaling $7.2 million in 1996 and 1995.

ITEM 6. SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              FINANCIAL HIGHLIGHTS

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                                                1996        1995        1994
                                                              ---------   ---------   ---------
                                                              (ALL DOLLAR AMOUNTS IN MILLIONS)
NET INCOME..................................................  $   369.0   $   261.8   $   256.4
                                                              =========   =========   =========
KEY PERFORMANCE RATIOS
Return on average owned assets..............................       1.89%       1.22%       1.22%
Return on average common shareholder's equity...............      15.83       12.64       13.37
Managed net interest margin.................................       7.54        7.20        7.57
Managed consumer net chargeoff ratio........................       3.31        3.25        3.23
                                                              ---------   ---------   ---------
AT DECEMBER 31
Total assets:
  Owned.....................................................  $20,579.8   $17,793.4   $21,011.4
  Managed(1)................................................   33,089.2    27,005.5    28,820.2
Managed receivables(1)......................................  $28,596.2   $21,647.6   $17,960.0
Debt to equity ratio........................................      5.9:1       5.5:1       5.9:1
                                                              ---------   ---------   ---------

---------------
(1) Managed data includes the company's owned receivable portfolio and its portfolio of receivables serviced with limited recourse.

                               OPERATIONS SUMMARY

     - Net income in 1996 was $369.0 million, an increase of 41 percent over 1995 net income of $261.8 million. Net income in 1995 was slightly higher than 1994 earnings of $256.4 million. The company's return on average common shareholder's equity ("ROE") improved to 15.83 percent from 12.64 percent in 1995 and 13.37 percent in 1994. The return on average owned assets ("ROA") was 1.89 percent, up from 1.22 percent in both 1995 and 1994. The increases in income, ROE and ROA in 1996 were due to the company's continued focus on its higher return businesses and growth in its consumer receivables.

     - Earnings of the domestic consumer finance business increased primarily due to strong retail receivables growth, particularly in other unsecured receivables. Growth in receivables and improved pricing led to higher net interest margin, partially offset by higher credit losses primarily due to increased bankruptcies.

Increased earnings for the Visa/MasterCard business were due to receivable growth, partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings that have been experienced throughout the industry. In 1996, receivable growth resulted primarily from the acquisition of the AFL-CIO's $3.4 billion Union Privilege affinity card portfolio ("Union Privilege"). Union Privilege was created by the AFL-CIO to market benefits to union members. In addition, the company purchased approximately $725 million of receivables from Barnett Banks, Inc. Operating results continued to benefit from the alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card. GM Card managed receivables totaled approximately $2.0 billion at December 31, 1996, up from $1.3 and $.5 billion at year-end 1995 and 1994, respectively.

Earnings in the company's private-label credit card business improved over the prior periods primarily due to receivable growth. Operating results of the commercial business were better due to lower credit losses and increased gains from the disposition of assets.

- In October 1995, the company sold the individual life and annuity product lines of its individual life insurance business, retaining the credit life insurance business. Assets sold, principally investment securities, totaled approximately $6.1 billion. The company also discontinued its remaining individual life insurance lines which include periodic payment annuities and corporate life insurance products.

In the second quarter of 1995, the company sold its purchased mortgage servicing rights to a third party. The sale did not have a material impact on the company's operating results.

- The company's managed net interest margin increased 34 basis points to 7.54 percent in 1996 from 7.20 percent in 1995 and was essentially unchanged from
  7.57 percent in 1994. The increase over the prior year reflects the product mix change towards unsecured receivables, lower leverage and improved pricing.

                          BALANCE SHEET REVIEW

- Managed assets totaled $33.1 billion at December 31, 1996, up 23 percent from $27.0 billion at year-end 1995 due to receivable growth in consumer receivables which was partially offset by reduced levels of investment securities. Owned assets totaled $20.6 billion at December 31, 1996, up 16 percent from $17.8 billion at year-end 1995. Changes in owned assets may vary from period to period depending on the timing and significance of securitization transactions. The company securitized approximately $6.2 and $4.1 billion of receivables during 1996 and 1995, respectively.

- The company experienced higher growth in its consumer receivables during 1996, as shown in the following table:

                                                                 INCREASE
                                                                (DECREASE)         INCREASE
                                         DECEMBER 31, 1996    IN 1996 / 1995    IN 1995 / 1994
                                         -----------------    --------------    --------------
                                              (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Managed receivables:
Home equity..........................        $ 6,851.4               2%                1%
Visa/MasterCard......................         11,352.4              81                39
Private label........................          4,324.0              23                29
Other unsecured......................          5,175.8              33                36
                                             ---------             ---                --
  Total consumer.....................         27,703.6              36                22
Commercial...........................            892.6             (27)                2
                                             ---------             ---                --
  Total..............................        $28,596.2              32%               21%
                                             =========             ===                ==

  In 1996 Visa/MasterCard receivables increased due to the acquisitions of the $3.4 billion Union Privilege portfolio and approximately $725 million of receivables from Barnett Banks, Inc., as well as continued growth in the GM Card program. The private label portfolio benefited from merchant programs signed in 1995. Other unsecured growth was due to retail originations in the consumer finance operations.

  During the fourth quarter of 1996, the company sold approximately $131 million of lower margin home equity loans. Excluding the impact of this asset sale, branch-sourced home equity loans grew 11 percent in 1996.

- The managed consumer two-months-and-over contractual delinquency ratio increased to 4.33 percent at December 31, 1996 from 3.88 percent at December 31, 1995. The 1996 managed consumer net chargeoff ratio was 3.31 percent compared to 3.25 and 3.23 percent in 1995 and 1994, respectively. The increases were consistent with the company's outlook given overall industry conditions and portfolio growth.

- The company increased managed credit loss reserves by $367.1 million, or 42 percent, in 1996 to $1,233.1 million compared to $866.0 million at December 31, 1995. This compares to an increase of 32 percent in total managed receivables in 1996. The increase in reserves reflected continuing uncertainty about consumer credit performance and the changing mix in the portfolio to more unsecured loans. Credit loss reserves as a percent of managed receivables were 4.31 percent at year-end 1996 compared to 4.00 percent a year ago. Reserves as a percent of nonperforming managed receivables increased to 131.4 percent from 120.5 percent at December 31, 1995.

- The company's debt to equity ratio was 5.9 to 1 compared to 5.5 to 1 at December 31, 1995. The lower ratio in 1995 was primarily due to the sale of the individual life and annuity product lines. The debt to equity ratio increased in 1996 as the company reinvested capital from the insurance sale in its core businesses.

                           STATEMENT OF INCOME REVIEW

NET INTEREST MARGIN

     Net interest margin was $1,052.7 million for 1996, up from $933.9 and $917.3 million in 1995 and 1994, respectively. As a percent of average owned interest-earning assets, net interest margin was 6.89, 7.41 and 8.04 percent in 1996, 1995 and 1994, respectively. The dollar increase over 1995 was primarily due to growth in average owned interest-earning assets and higher interest spreads. The dollar increase in 1995 compared to 1994 was primarily attributable to a shift in product mix toward higher-yielding unsecured receivables, partially offset by higher funding costs.

     Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in the portfolio, was $1.9 billion in 1996, up from $1.4 billion in both 1995 and 1994. Net interest margin on a managed basis as a percent of average managed interest-earning assets was 7.54 percent compared to 7.20 percent in 1995 and
7.57 percent in 1994. The net interest margin percentage on a managed basis in 1996 is greater than on an owned basis because Visa/MasterCard and other unsecured receivables, which have wider spreads, are a larger portion of the portfolio serviced with limited recourse than of the owned portfolio. The owned basis percentages in 1995 and 1994 were larger than the managed basis as home equity receivables, which have lower spreads than unsecured products, were a larger proportion of the managed portfolio than of the owned portfolio.

PROVISION FOR CREDIT LOSSES

     The provision for credit losses includes current period credit losses and an amount which, in the judgment of management, is sufficient to maintain reserves for credit losses at a level that reflects known and inherent risks in the portfolio. Provision for credit losses also is made for the company's estimated recourse liability over the life of the receivables securitized. This provision is included in securitization income.

     The provision for credit losses on receivables on an owned basis totaled $522.8 million in 1996, up from $511.0 million in 1995 and up 20 percent from $435.9 million in 1994. As a percent of average owned receivables, the provision was 3.58 percent compared to 4.22 and 4.03 percent in 1995 and 1994, respectively. The provision is impacted by the type and amount of receivables securitized in a given period.

     Total unsecured consumer loans, which include Visa/MasterCard, private-label credit cards and other unsecured receivables, comprised 73 percent of the managed receivable portfolio at December 31, 1996, up from 63 percent a year ago. In view of continued uncertainty regarding consumer loss trends, including higher levels of personal bankruptcies and continuing growth of unsecured products, the company recorded provisions for credit losses in excess of current period chargeoffs to increase its credit loss reserves. The provision in excess of chargeoffs related to owned receivables was approximately $69.1 and $37.7 million in 1996 and 1995, respectively.

OTHER REVENUES

     Securitization income was $720.1, $424.6 and $301.9 million in 1996, 1995 and 1994, respectively, and consists of income associated with the securitization and sale of receivables with limited recourse, including net interest margin, fee and other income, and provision for credit losses related to those receivables. Securitization income increased in 1996 due to growth in average securitized receivables, which generated higher net interest income, and an increase in fee and other income from securitized credit card receivables, resulting from greater transaction volume.

     Insurance revenues of $167.9 million in 1996 were down from $251.7 and $228.3 million in 1995 and 1994, respectively. The decrease was primarily due to the sale of the individual life and annuity product lines of business in the fourth quarter of 1995. On a pro forma basis, revenues of the retained insurance business were $158.7 and $145.0 million in 1995 and 1994, respectively. The increase in retained insurance revenues was due to higher premiums in domestic operations related to growth in the company's receivable portfolios.

     Investment income includes interest income on investment securities in the retained insurance lines of business as well as realized capital gains and losses. Investment income of $145.2 million in 1996 declined compared to $453.8 and $505.8 million in 1995 and 1994, respectively, primarily due to the sale of the individual life and annuity business. On a pro forma basis, investment income from the company's retained business was $154.3 million in 1995 and $141.5 million in 1994. The decrease in 1996 was primarily due to lower average levels of investments and lower yields. The increase from 1994 to 1995 was primarily due to higher gains from sales of available-for-sale investments and higher yields.

     Fee income on an owned basis includes revenues from fee-based products such as Visa/MasterCard and private-label credit cards. Fee income was $178.4 million in 1996, up from $125.2 million in 1995 and $83.1 million in 1994. The increase was due to higher interchange and other fees related to growth in owned credit card receivables in 1996 and greater transaction volume.

     Other income was $69.8, $100.2 and $74.3 million during 1996, 1995 and 1994, respectively, and includes gains and losses from the disposition of assets and businesses and income from servicing receivable portfolios without recourse.

EXPENSES

     Salaries and fringe benefits and other operating expenses were $1,057.7 million, up 19 percent from $888.9 million in 1995 and 22 percent from $870.1 million in 1994. The increases were attributable to higher expenses associated with growth in the company's managed receivable portfolio. Average managed receivables grew 27 and 42 percent in 1996 compared to 1995 and 1994, respectively. Also contributing to the increase in expenses in 1996 were non-operating charges of $19 million related to the rationalization of office space, the settlement of litigation and other matters.

     Policyholders' benefits were $204.0, $452.3 and $444.7 million in 1996, 1995 and 1994, respectively. The decrease in expense in 1996 was due to the sale of the individual life and annuity business in late 1995. On a pro forma basis, policyholders' benefits of the retained insurance business were $189.2 and $179.8 million in 1995 and 1994, respectively. The increase in 1996 was primarily due to growth in specialty and credit insurance.

     Income taxes. The 1996 effective tax rate was 32.9 percent compared to 40.1 percent in 1995 and 28.8 percent in 1994. The 1995 tax rate was affected by additional taxes on the sale of the insurance business. Excluding this impact, the effective tax rate for 1995 would have been 33.1 percent.

     The 1994 effective tax rate reflected the favorable resolution of several prior year state tax issues and the recognition of U.S. tax benefits of accumulated losses of the Australian subsidiary upon its sale. Excluding the impact of accumulated losses recognized on this sale, the effective tax rate would have been 32.1 percent in 1994.

                                 CREDIT QUALITY

     The company's delinquency and net chargeoff ratios reflect, among other factors, the quality of receivables, average seasoning, the success of collection efforts and general economic conditions.

     During 1996 delinquency and net chargeoff levels increased which were consistent with industry trends. Chargeoff statistics during the year were impacted by higher consumer bankruptcies in the unsecured portfolios and the continued seasoning of the receivables. In light of these conditions, the company continued to tighten and refine credit underwriting throughout the year and increased the number of collectors in the company's lending businesses.

     Delinquency and chargeoff statistics also continued to be impacted by the ongoing shift in the company's product mix toward unsecured receivables. Unsecured loans were 75, 67 and 60 percent of the managed consumer receivable portfolio at December 31, 1996, 1995 and 1994, respectively. Because other unsecured, private label and Visa/MasterCard receivables have higher delinquency and chargeoff rates than real estate secured loans, this shift in product mix has the effect of increasing the overall delinquency and chargeoff statistics of the portfolio and benefiting the net interest margin through higher pricing.

     Delinquency and chargeoff levels are monitored on a managed basis, which includes both receivables owned and receivables serviced with limited recourse. The latter portfolio is included since it is subjected to underwriting standards comparable to the owned portfolio, is managed by operating personnel without regard to portfolio ownership and results in a similar credit loss exposure for the company. The company's focus continues to utilize risk-based pricing for each loan within the context of acceptable risk characteristics. The company has developed a credit process through the experience of numerous marketing, credit and risk management tests which provides a reliable basis for predicting the asset quality of new accounts. The company also believes that its frequent and early contact with delinquent customers, as well as active portfolio management, has a significant impact on predicting delinquency trends and managing net credit losses.

     The company's chargeoff policy for consumer receivables varies by product. Receivables are generally written off, or for secured products written down to net realizable value, at the following stages of contractual delinquency: home equity and Visa/MasterCard - 6 months; private-label credit card - 9 months; and other unsecured - 9 months and no payment received in 6 months. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

     The company's consumer business lends funds nationwide, with California accounting for 21 percent of total managed consumer receivables. It is the only state with more than 10 percent of the company's managed receivables. Due to its centralized underwriting, collection and processing functions the company is able to quickly revise underwriting standards and intensify collection efforts for specific geographic locations.

MANAGED CONSUMER TWO-MONTH-AND-OVER
CONTRACTUAL DELINQUENCY RATIOS

                                                    1996 QUARTER END                        1995 QUARTER END
                                           ----------------------------------      ----------------------------------
                                            4         3         2         1         4         3         2         1
                                           ----      ----      ----      ----      ----      ----      ----      ----
Home equity............................    3.62%     3.59%     3.47%     3.36%     3.42%     3.27%     2.87%     2.81%
Visa/MasterCard........................    2.90      2.64      1.99      2.61      2.37      2.64      2.64      2.71
Private label..........................    5.95      5.68      5.25      4.93      4.75      4.34      4.07      4.67
Other unsecured........................    7.04      6.79      6.59      6.50      6.31      5.84      6.19      5.34
                                           ----      ----      ----      ----      ----      ----      ----      ----
          Total........................    4.33%     4.14%     3.70%     4.01%     3.88%     3.76%     3.60%     3.53%
                                           ====      ====      ====      ====      ====      ====      ====      ====

     The managed consumer delinquency ratio increased from the prior quarter and from a year ago. The increase in delinquency from the prior quarter was primarily due to higher delinquencies in credit cards and other unsecured receivables resulting from portfolio seasoning. The remaining portfolios experienced delinquency performance in line with the company's expectations and industry trends.

     The increase in the managed delinquency ratio compared to a year ago was primarily due to seasoning of the portfolios, the company's continued shift in product mix toward unsecured products, and a slower consumer payment pattern, including higher personal bankruptcies.

     The owned consumer two-month-and-over contractual delinquency ratio was
4.39 and 3.87 percent at December 31, 1996 and 1995, respectively.

MANAGED CONSUMER NET CHARGEOFF RATIOS

                                        1996 QUARTER ANNUALIZED                 1995 QUARTER ANNUALIZED
                           FULL YEAR   -------------------------   FULL YEAR   --------------------------   FULL YEAR
                             1996       4      3      2      1       1995       4      3       2      1       1994
                           ---------   ----   ----   ----   ----   ---------   ----   ----   -----   ----   ---------
Home equity.............      .99%     1.22%   .96%   .91%   .85%     .99%      .93%  1.15%   1.04%   .82%    1.16%
Visa/MasterCard.........     4.17      3.90   3.99   4.40   4.67     4.66      4.88   4.65    4.34   4.73     5.15
Private label...........     3.30      3.78   3.78   4.08   5.05     5.28      5.80   5.05    5.30   4.85     3.96
Other unsecured.........     5.10      5.53   5.57   4.31   4.85     3.89      4.15   4.06    3.76   3.54     4.96
                             ----      ----   ----   ----   ----     ----      ----   ----   -----   ----     ----
          Total.........     3.31%     3.51%  3.45%  3.29%  3.50%    3.25%     3.53%  3.32%   3.11%  2.99%    3.23%
                             ====      ====   ====   ====   ====     ====      ====   ====   =====   ====     ====

     The managed consumer net chargeoff ratio was 3.31 percent, up from 3.25 percent in 1995 and 3.23 percent in 1994. This performance is consistent with the company's expectations and industry trends. The company expects increases in its managed consumer net chargeoff ratios in the near future based on changes in portfolio mix and anticipated consumer payment patterns.

     The owned consumer net chargeoff ratio was 3.35, 4.37 and 4.81 percent for 1996, 1995 and 1994, respectively.

NONPERFORMING ASSETS

                                                                      AT DECEMBER 31,
                                                                ----------------------------
                                                                  1996       1995      1994
                                                                --------    ------    ------
                                                                       (IN MILLIONS)
Nonaccrual managed receivables..............................    $  519.9    $547.9    $395.5
Accruing managed consumer receivables 90 or more days
  delinquent................................................       405.7     149.7     138.2
Renegotiated commercial loans...............................        12.9      21.2      41.8
                                                                --------    ------    ------
  Total nonperforming managed receivables...................       938.5     718.8     575.5
Real estate owned...........................................       112.1     105.6     124.6
                                                                --------    ------    ------
  Total nonperforming managed assets........................    $1,050.6    $824.4    $700.1
                                                                ========    ======    ======
Managed credit loss reserves as a percent of nonperforming
  managed receivables.......................................       131.4%    120.5%    103.5%

     Nonperforming managed receivables increased primarily due to an increase in accruing managed receivables 90 days or more delinquent in the Visa/MasterCard business.

                              CREDIT LOSS RESERVES

     The provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal and interest in the existing portfolio of owned receivables. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. In addition, general loss reserves on consumer receivables are maintained to reflect management's judgment of portfolio risk factors. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans, as well as management's assessment of general reserve requirements. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside the company's control, such as economic conditions and consumer payment patterns, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     Certain home equity, Visa/MasterCard, private label and other unsecured receivables have been securitized and sold to investors with limited recourse. Upon sale, the receivables are removed from the balance sheet, and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The resulting gain is adjusted by establishing a reserve for estimated probable losses under the recourse provisions.

     Owned credit loss reserves increased 26 percent to $671.5 million from $531.8 million at December 31, 1995. The ratio of credit loss reserves to total owned receivables was 4.17 and 4.28 percent at December 31, 1996 and 1995, respectively.

     Total managed credit loss reserves increased 42 percent to $1,233.1 million from $866.0 million at December 31, 1995. The ratio of credit loss reserves to total managed receivables was 4.31 percent, up from 4.00 percent at December 31, 1995. The company has continually increased credit loss reserves due to continued growth and seasoning of unsecured products, coupled with uncertainty over the strength of the economy and increased personal bankruptcies. The ratio of total credit loss reserves to total managed nonperforming loans increased to
131.4 percent from 120.5 percent at December 31, 1995. The company will continue to monitor its credit loss reserves and make additional provisions to the reserve as it deems appropriate.

                        LIQUIDITY AND CAPITAL RESOURCES

     The company generally is funded independently. Cash flows, liquidity and capital are monitored at both the company and Household International levels. The decision to invest in or to withdraw capital from specific businesses is based on their profitability, growth potential and target capital structure. During 1996 Household International contributed $200 million of additional capital to HFC to strengthen the company's capital position and to fund asset growth. No cash dividends were paid by HFC to Household International in 1996. HFC paid cash dividends to Household International of $155 million in 1995 and $115 million in 1994.

     The company employs an integrated and comprehensive program to manage liquidity and capital resources. In managing capital, the company develops targets for each of its key capital ratios based on discussions with rating agencies, regulatory requirements, competitor analysis and projected changes in the operating environment. These targets include capital levels against both on-balance sheet assets and receivables serviced with limited recourse. As a result of management's decision to improve capital levels, the company has set increasingly restrictive targets in each of the last several years.

     The major use of cash by the company is the origination or purchase of receivables or purchases of investment securities. The main sources of cash for the company are the collection and securitization of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt; and cash provided by operations.

     The company obtains a majority of its funding through the issuance of commercial paper, medium- and long-term debt and through securitizations of consumer receivables. At December 31, 1996 HFC's outstanding commercial paper totaled $4.8 billion compared to $4.0 billion at December 31, 1995. HFC markets its commercial paper through an in-house sales force, directly reaching more than 275 investors. HFC also markets domestic medium-term notes through investment banks and its in-house sales force and issued a total of $3.2 billion in 1996. HFC and its subsidiary, Household Bank (Nevada) N.A., issued $897 million in Euro medium-term notes in 1996. These notes were issued in various local currencies and currency swaps were entered to convert the notes to U.S. dollars. During 1996, HFC also issued $1.1 billion of long-term debt with average remaining maturities of seven years. To facilitate liquidity, HFC had committed back-up lines of credit totaling $5.2 billion at December 31, 1996, $400 million of which was limited by the amount the parent company may utilize. None of these back-up lines were utilized by HFC at December 31, 1996 and none contained a material adverse change clause which could restrict availability. These back-up lines expire on various dates from 1997 through 2001. The only financial covenant contained in the terms of HFC's debt agreements is the maintenance of minimum shareholder's equity of $1.5 billion.

     During the fourth quarter of 1996, HFC sold approximately $131 million of lower margin home equity loans. The cash proceeds from the sales were used to repay debt.

     Securitizations of consumer receivables have been, and will continue to be, an important source of liquidity for HFC. The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which HFC plans to utilize in the future. During 1996 HFC securitized approximately $6.2 billion of home equity, Visa/MasterCard and other unsecured receivables compared to $4.1 billion in 1995 and $2.5 billion in 1994. At December 31, 1996, HFC had $12.5 billion of receivables sold under securitization transactions. At December 31, 1996, the expected weighted average remaining life of these securitization transactions was 2.9 years.

     The following table summarizes the expected amortization of HFC's securitizations by type:

                                         1997       1998       1999       2000      2001    THEREAFTER
                                       --------   --------   --------   --------   ------   ----------
                                                                (IN MILLIONS)
Home equity..........................  $  909.3   $  804.7   $  726.1   $  448.1   $269.4    $1,179.9
Visa/MasterCard......................        --      487.5    2,612.5    1,750.0    193.5          --
Private label........................     142.0      213.5      161.5         --       --          --
Other unsecured......................     730.9      544.9      409.6      306.3    299.3       320.4
                                       --------   --------   --------   --------   ------    --------
          Total......................  $1,782.2   $2,050.6   $3,909.7   $2,504.4   $762.2    $1,500.3
                                       ========   ========   ========   ========   ======    ========

     For Visa/MasterCard and private label securitizations, early amortization begins if the annualized portfolio yield (defined as the sum of finance income and applicable fees, less net chargeoffs) for a certain period drops below a base rate (generally equal to the sum of the weighted average certificate and servicing fee rates), or if certain other events occur. For home equity and other unsecured securitizations, early amortization begins if the annualized portfolio yield falls below various specified thresholds, or if certain other events occur. The company does not presently anticipate the occurrence of any such early amortization event. If any such event occurred, the company's funding requirements would increase. These additional requirements could be met through securitizations, issuance of various types of debt or drawdowns of existing back-up lines of credit. The company believes it would continue to have adequate available liquidity if an early amortization event occurred.

     HFC and its affiliate, Household Bank, f.s.b., have facilities with commercial banks under which they may securitize up to $4.5 billion of credit card receivables. These facilities are renewable on an annual basis. At December 31, 1996, $3.8 billion of credit card receivables were securitized under these programs, of which the company had securitized $3.1 billion.

     At December 31, 1996, the long-term debt and preferred stock of the company had been assigned an "investment grade" rating by four nationally recognized statistical rating organizations. Furthermore, these agencies included the commercial paper of HFC in their highest rating category. With these ratings, back-up lines of credit and securitization programs, the company believes it has sufficient funding capacity to refinance maturing obligations and fund business growth.

     During 1996 the company invested $69 million in capital expenditures compared to the prior-year level of $46 million.

RISK MANAGEMENT

     Household International and its subsidiaries have comprehensive programs which address the management and diversification of financial risk, such as interest rate, counterparty and currency risk. Acceptable limits for each of these risks are established by the Finance Committee of Household International's Board of Directors on an annual basis and reviewed semi-annually. Interest rate risk is the exposure of earnings to changes in interest rates. The company manages the potential impact on earnings from future changes in interest rates. Simulation models are utilized to measure the impact on net interest margin of changes in interest rates. At December 31, 1996, the company has managed its interest rate risk to levels substantially below those allowed by its policy.

     The company generally funds its assets with liability instruments of similar interest rate sensitivity, thereby reducing structural interest rate risk. Over time, customer demand for the company's receivable products shifts from fixed rate to floating rate, and vice versa, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. To manage these exposures, as well as its liquidity position, the company may use derivatives to synthetically alter the terms of assets or liabilities. The company does not use any exotic or leveraged derivatives.

     At December 31, 1996 the company managed approximately $18 billion of domestic receivables with variable interest rates, including floating rate credit card, home equity and other unsecured products. To manage liquidity to acceptable levels, these receivables have been funded with $5.2 billion of short-term debt, with the remainder funded by longer-duration liabilities. This situation exposes the company to interest rate risk. The company utilizes derivatives, primarily interest rate swaps, to synthetically alter its exposure to interest rate risk while still controlling liquidity risk. Interest rate swaps are also used to synthetically alter the company's exposure to basis risk, or the risk due to the difference in movement of market rate indices on which assets and liabilities are priced (primarily prime and LIBOR, respectively). Synthetic alteration and hedge transactions are specifically designated to particular assets/liabilities or off-balance sheet items of a similar characteristic.

     The economic exposure underlying the company's interest rate swap portfolio is minimal. The notional amount is used to determine the fixed or variable rate interest payment due by each counterparty but does not result in an exchange of principal payments. The company's primary exposure on its interest rate swap portfolio is counterparty risk, or the risk that a counterparty may default on a contract when the company is owed money. The potential for economic loss is the interest rate differential determined by reference to the notional amount. Certain interest rate swap agreements entered into by the company require that payments be made to, or received from, the counterparty when the market value of the agreement reaches a predetermined level. This serves to minimize the company's counterparty risk. Counterparty limits have been established and are closely monitored as part of the overall risk management process. These limits ensure that the company does not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 1996, approximately 86 percent of the company's derivative instrument counterparties were rated AA- or better. The company has never suffered a loss due to counterparty failure.

     The company also utilizes exchange traded U.S. dollar interest rate futures and purchased put and call options to hedge the resets of interest rates on the company's variable rate assets and liabilities. For example, short-term borrowings expose the company to interest rate risk. The hedges used reduce that risk, and, at the inception of the contract, the company designates these futures and options as hedges. The contracts are held until the applicable variable rate asset or liability reset occurs, at which time the contracts are terminated. These terminations are necessary to close out the contract, as the date the rate resets usually does not coincide with the exchange's contract expiration date.

     In order to minimize currency risk, the company enters into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

     In late 1994 the company discontinued its trading activities. Income or loss from trading activities was not material to the company.

     See Note 6, "Derivative Financial Instruments and Other Financial Instruments With Off-Balance Sheet Risk," for additional information related to interest rate risk management.

     In the accompanying consolidated financial statements, Note 8, "Fair Value of Financial Instruments," provides information regarding the fair value of certain financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the list of financial statements under Item 14(a) herein for the financial statements required by this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements.
     Report of Independent Public Accountants.
     Consolidated Statements of Income for the Three Years Ended
     December 31, 1996.
     Consolidated Balance Sheets, December 31, 1996 and 1995.
     Consolidated Statements of Cash Flows for the Three Years Ended
     December 31, 1996.
     Consolidated Statements of Changes in Preferred Stock and Common
     Shareholder's Equity for the   Three Years Ended December 31,
     1996.
     Notes to Consolidated Financial Statements.
     Selected Quarterly Financial Data (Unaudited).
(b)  Reports on Form 8-K
     No Current Report on Form 8-K was filed by HFC during the three months ended December 31, 1996.
(c)  Exhibits.
     3(i)  Restated Certificate of Incorporation of Household Finance
           Corporation ("HFC"), as amended (incorporated by reference to Exhibit 3(a) of HFC's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1992).
     3(ii) Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(b) of HFC's Annual Report on Form
           10-K for the fiscal year ended December 31, 1992).
     4(a)  Indenture dated as of May 15, 1989, between HFC and Bankers
           Trust Company, as Trustee (incorporated by reference to
           Exhibit 4 to HFC's Current Report on Form 8-K dated August
           3, 1989), as supplemented by a First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to
           Exhibit 4 of HFC's Current Report on Form 8-K dated June 15,
           1989), as amended by Amendment No. 1 dated October 18, 1990 to the First Supplemental Indenture dated as of June 15,
           1989 (incorporated by reference to Exhibit 4 of HFC's
           Current Report on Form 8-K dated October 18, 1990).
     4(b)  Standard Multiple-Series Indenture Provisions for Senior
           Debt Securities dated as of June 1, 1992 (incorporated by
           reference to Exhibit 4(b) to HFC's Registration Statement on
           Form S-3, No. 33-48854).
     4(c)  Indenture dated as of December 1, 1993 for Senior Debt
           Securities between HFC and The Chase Manhattan Bank
           (National Association), as Trustee (incorporated by
           reference to Exhibit 4(b) to HFC's Registration Statement on
           Form S-3, No. 33-55561).
     4(d)  The principal amount of debt outstanding under each other instrument defining the rights of holders of long-term debt of HFC and its subsidiaries does not exceed 10 percent of
           the total assets of HFC and its subsidiaries on a
           consolidated basis. HFC agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each
           instrument defining the rights of holders of long-term debt of HFC and its subsidiaries.
     12    Statement of Computation of Ratios of Earnings to Fixed
           Charges and to Combined Fixed Charges and Preferred Stock
           Dividends.
     23    Consent of Arthur Andersen LLP, Certified Public
           Accountants.
     27    Financial Data Schedule.
(d)  Schedules.
     Household Finance Corporation and Subsidiaries:
     II    Valuation and Qualifying Accounts.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD FINANCE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HOUSEHOLD FINANCE CORPORATION

Dated: March 26, 1997

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

                      SIGNATURE                                 TITLE
                      ---------                                 -----
                  /s/ R. F. ELLIOTT                    President and Chief
-----------------------------------------------------  Executive Officer,
                    R. F. Elliott                      Director

                   /s/ G. O. FICK                      Executive Vice President
-----------------------------------------------------  and Director
                     G. O. Fick                                                                 Dated: March 26, 1997

                /s/ D. A. SCHOENHOLZ                   Vice President, Chief
-----------------------------------------------------  Accounting Officer and
                  D. A. Schoenholz                     Chief Financial Officer,
                                                       Director

                 /s/ W. F. ALDINGER                    Director
-----------------------------------------------------
                   W. F. Aldinger

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
Household Finance Corporation:

     We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in preferred stock and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Household Finance Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 14(d) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 23, 1997

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                             --------------------------------------
                                                               1996           1995           1994
                                                             --------       --------       --------
                                                                         (IN MILLIONS)
Finance income.............................................  $1,927.9       $1,724.6       $1,496.8
Interest income from noninsurance investment securities....      35.9           33.9           38.7
Interest expense...........................................     911.1          824.6          618.2
                                                             --------       --------       --------
Net interest margin........................................   1,052.7          933.9          917.3
Provision for credit losses on owned receivables...........     522.8          511.0          435.9
                                                             --------       --------       --------
Net interest margin after provision for credit losses......     529.9          422.9          481.4
                                                             --------       --------       --------
Securitization income......................................     720.1          424.6          301.9
Insurance revenues.........................................     167.9          251.7          228.3
Investment income..........................................     145.2          453.8          505.8
Fee income.................................................     178.4          125.2           83.1
Other income...............................................      69.8          100.2           74.3
                                                             --------       --------       --------
Total other revenues.......................................   1,281.4        1,355.5        1,193.4
                                                             --------       --------       --------
Salaries and fringe benefits...............................     375.0          289.3          236.7
Other operating expenses...................................     682.7          599.6          633.4
Policyholders' benefits....................................     204.0          452.3          444.7
                                                             --------       --------       --------
Total costs and expenses...................................   1,261.7        1,341.2        1,314.8
                                                             --------       --------       --------
Income before income taxes.................................     549.6          437.2          360.0
Income taxes...............................................     180.6          175.4          103.6
                                                             --------       --------       --------
Net income.................................................  $  369.0       $  261.8       $  256.4
                                                             ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     AT DECEMBER 31
                                                                ------------------------
                                                                  1996           1995
                                                                ---------      ---------
                                                                     (IN MILLIONS,
                                                                   EXCEPT SHARE DATA)
                           ASSETS
Cash........................................................    $   228.5      $   154.7
Investment securities.......................................      1,720.0        3,233.0
Receivables, net............................................     16,391.7       12,665.0
Advances to (from) parent company and affiliates............         (7.6)         119.6
Acquired intangibles, net...................................        938.2          418.7
Properties and equipment, net...............................        268.7          286.2
Real estate owned...........................................        112.1          105.6
Other assets................................................        928.2          810.6
                                                                ---------      ---------
Total assets................................................    $20,579.8      $17,793.4
                                                                =========      =========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper, bank and other borrowings...............    $ 5,223.5      $ 4,154.2
  Senior and senior subordinated debt (with original
     maturities over one year)..............................     10,648.3        8,257.5
                                                                ---------      ---------
          Total debt........................................     15,871.8       12,411.7
Insurance policy and claim reserves.........................      1,021.7        2,212.9
Other liabilities...........................................        993.5          931.7
                                                                ---------      ---------
          Total liabilities.................................     17,887.0       15,556.3
Preferred stock.............................................        100.0          100.0
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares authorized,
     issued and outstanding at December 31, 1996 and 1995,
     and additional paid-in capital.........................        892.8          692.6
  Retained earnings.........................................      1,721.6        1,359.8
  Foreign currency translation adjustments..................         (8.9)          (9.0)
  Unrealized gain (loss) on investments, net................        (12.7)          93.7
                                                                ---------      ---------
          Total common shareholder's equity.................      2,592.8        2,137.1
                                                                ---------      ---------
          Total liabilities and shareholder's equity........    $20,579.8      $17,793.4
                                                                =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 1996         1995         1994
                                                              ----------    ---------    ---------
                                                                         (IN MILLIONS)
CASH PROVIDED BY OPERATIONS
Net income..................................................  $    369.0    $   261.8    $   256.4
Adjustments to reconcile net income to net cash provided by
  operations:
  Provision for credit losses on owned receivables..........       522.8        511.0        435.9
  Insurance policy and claim reserves.......................        40.5        408.2        259.8
  Depreciation and amortization.............................       196.0        176.8        146.8
  Net realized (gains) losses from sales of assets..........       (11.3)       (36.4)        29.2
  Deferred income tax provision.............................          --         26.8          4.4
  Other, net................................................        89.8        132.2       (201.4)
                                                              ----------    ---------    ---------
Cash provided by operations.................................     1,206.8      1,480.4        931.1
                                                              ----------    ---------    ---------
INVESTMENTS IN OPERATIONS
Investment securities available-for-sale:
  Purchased.................................................    (1,594.9)    (3,176.8)    (1,749.1)
  Matured...................................................       318.4        116.9        122.9
  Sold......................................................     1,873.6      2,428.4      1,460.7
Investment securities held-to-maturity:
  Purchased.................................................          --       (341.8)      (674.8)
  Matured...................................................          --        242.7        396.1
  Sold......................................................          --         31.9           --
Short-term investment securities, net change................       (63.1)       273.6        (73.5)
Receivables:
  Originations, net.........................................   (12,518.6)    (8,935.6)    (5,686.4)
  Purchased.................................................    (4,384.3)    (1,414.9)      (229.3)
  Sold......................................................    12,570.7      8,042.5      4,644.2
Disposition of product lines of life insurance business.....          --        575.0           --
(Acquisition) disposition of portfolios, net................      (640.7)      (135.0)      (145.6)
Properties and equipment purchased..........................       (68.8)       (45.5)       (61.0)
Properties and equipment sold...............................         5.6          3.4           .6
Advances to parent company and affiliates, net..............       127.2        362.7       (120.6)
                                                              ----------    ---------    ---------
Cash decrease from investments in operations................    (4,374.9)    (1,972.5)    (2,115.8)
                                                              ----------    ---------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change.................................     1,069.3        353.6       (210.3)
Senior and senior subordinated debt issued..................     5,289.1      2,493.7      3,840.5
Senior and senior subordinated debt retired.................    (2,897.3)    (2,047.9)    (2,792.0)
Policyholders' benefits paid................................      (510.4)      (741.7)      (558.3)
Cash received from policyholders............................        98.2        652.6        956.5
Dividends on preferred stock................................        (7.2)        (7.2)        (7.2)
Dividends paid to parent company............................          --       (155.0)      (115.0)
Capital contributions from parent company...................       200.2          1.4        140.0
                                                              ----------    ---------    ---------
Cash increase from financing and capital transactions.......     3,241.9        549.5      1,254.2
                                                              ----------    ---------    ---------
Increase in cash............................................        73.8         57.4         69.5
Cash at January 1...........................................       154.7         97.3         27.8
                                                              ----------    ---------    ---------
Cash at December 31.........................................  $    228.5    $   154.7    $    97.3
                                                              ==========    =========    =========
Supplemental cash flow information:
Interest paid...............................................  $  1,131.0    $   740.4    $   656.4
                                                              ----------    ---------    ---------
Income taxes paid (received)................................       318.4       (110.3)       230.0
                                                              ----------    ---------    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
                        AND COMMON SHAREHOLDER'S EQUITY

                                                                        COMMON SHAREHOLDER'S EQUITY
                                                            ----------------------------------------------------
                                                              COMMON
                                                            STOCK AND                                  TOTAL
                                                            ADDITIONAL                                COMMON
                                               PREFERRED     PAID-IN      RETAINED                 SHAREHOLDER'S
                                                 STOCK      CAPITAL(1)    EARNINGS    OTHER(2)        EQUITY
                                               ---------    ----------    --------    ---------    -------------
                                                          (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
BALANCE AT DECEMBER 31, 1993...............     $100.0        $551.2      $1,126.0     $  13.3       $1,690.5
  Net income...............................                                  256.4                      256.4
  Dividends to parent company..............                                 (115.0)                    (115.0)
  Dividends on preferred stock.............                                   (7.2)                      (7.2)
  Contribution of capital from parent
     company...............................                    140.0                                    140.0
  Foreign currency translation
     adjustments...........................                                               12.9           12.9
  Unrealized loss on investments, net......                                             (118.5)        (118.5)
                                                ------        ------      --------     -------       --------
BALANCE AT DECEMBER 31, 1994...............      100.0         691.2       1,260.2       (92.3)       1,859.1
  Net income...............................                                  261.8                      261.8
  Dividends to parent company..............                                 (155.0)                    (155.0)
  Dividends on preferred stock.............                                   (7.2)                      (7.2)
  Contribution of capital from parent
     company...............................                      1.4                                      1.4
  Foreign currency translation
     adjustments...........................                                                (.1)           (.1)
  Unrealized gain on investments, net......                                              177.1          177.1
                                                ------        ------      --------     -------       --------
BALANCE AT DECEMBER 31, 1995...............      100.0         692.6       1,359.8        84.7        2,137.1
  Net income...............................                                  369.0                      369.0
  Dividends on preferred stock.............                                   (7.2)                      (7.2)
  Contribution of capital from parent
     company...............................                    200.2                                    200.2
  Foreign currency translation
     adjustments...........................                                                 .1             .1
  Unrealized loss on investments, net......                                             (106.4)        (106.4)
                                                ------        ------      --------     -------       --------
BALANCE AT DECEMBER 31, 1996...............     $100.0        $892.8      $1,721.6     $ (21.6)      $2,592.8
                                                ======        ======      ========     =======       ========

---------------
(1) At December 31, 1996 and 1995, the company had authorized, issued and outstanding 1,000 shares of common stock, all of which are owned by Household International, Inc.

(2) At December 31, 1996, 1995, 1994 and 1993 items in the other column include cumulative adjustments for unrealized gains (losses) on available-for-sale investments of $(12.7), $93.7, $(83.4) and $35.1 million, respectively. The gross unrealized gain (loss) on available-for-sale investments at December 31, 1996, 1995, 1994 and 1993 of $(19.5), $141.5, $(259.5) and $144.9
    million, respectively, is recorded net of income taxes (benefit) of $(6.8), $47.8, $(44.8) and $19.6 million, respectively. At December 31, 1994 and 1993, the unrealized gain (loss) on certain available-for-sale investments of the life insurance operation were recorded net of related unrealized deferred insurance policy acquisition cost adjustments of $(131.3) and $90.2 million, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Household Finance Corporation ("HFC" or the "company") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). The company is a leading provider of consumer financial services, primarily consumer lending products to "middle-market" customers in the United States, with $28.6 billion of managed receivables outstanding at December 31, 1996. The company's lending products include: home equity loans, Visa/MasterCard* and private-label credit cards and other unsecured loans. The company's portfolio also includes commercial loans and leases, which the company no longer originates.

     The company also offers credit and specialty insurance in the United States and Canada. In October 1995 the company sold the individual life and annuity product lines of its individual life insurance business. Remaining insurance lines include periodic payment annuities and corporate owned life insurance products which are no longer being offered by the company. Due to the insignificance of the remaining insurance product lines, the company reports results for its consumer lending operations and the remaining insurance product lines on a combined basis.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Household Finance Corporation and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investment Securities. The company maintains investment portfolios in both its noninsurance and insurance operations. These portfolios are comprised primarily of debt securities. The company's entire investment securities portfolio was classified as available-for-sale at December 31, 1996 and 1995. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events reasonably expected in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

     Cost of investment securities sold is determined using the specific identification method. Interest income earned on the noninsurance investment portfolio is classified in the statements of income in net interest margin. Realized gains and losses from the noninsurance portfolio and investment income from the insurance portfolio are recorded in investment income. Accrued investment income is classified with investment securities.

     Receivables. Receivables are carried at amortized cost. The company periodically sells receivables from its home equity, Visa/MasterCard, private label and other unsecured portfolios. Because these receivables were originated with variable rates of interest or rates comparable to those currently offered by the company, carrying value approximates fair value.

     Finance income is recognized using the effective yield method. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Annual fees are netted with direct lending costs associated with the issuance of the Visa/MasterCard receivables and are deferred and amortized on a straight-line basis over one year.

---------------

* Visa and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

     Insurance reserves applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets, since payments on such policies generally are used to reduce outstanding receivables.

     Provision and Credit Loss Reserves. Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal and interest in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. In addition, general loss reserves on consumer receivables are maintained to reflect management's judgment of portfolio risk factors. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans, as well as management's assessment of general reserve requirements. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside the company's control, such as economic conditions and consumer payment patterns, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     The company's chargeoff policy for consumer receivables varies by product. Receivables are generally written off, or for secured products, written down to net realizable value, at the following stages of contractual delinquency: home equity and Visa/MasterCard - 6 months; private-label credit card - 9 months; and other unsecured - 9 months and no payment received in 6 months. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

     Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all loans when principal or interest payments are more than three months contractually past due, except for Visa/MasterCard receivables and private-label credit cards. On these credit card receivables, interest continues to accrue until the receivable is charged off. There were no commercial loans at December 31, 1996 which were 90 days or more past due which remained on accrual status. Accrual of income on nonaccrual consumer receivables is not resumed until such receivables become less than three months contractually past due. Accrual of income on nonaccrual commercial loans is not resumed until such loans become contractually current. Cash payments received on nonaccrual commercial loans are either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

     Receivables Sold and Serviced with Limited Recourse and Securitization Income. Certain home equity, Visa/MasterCard, private label and other unsecured receivables have been securitized and sold to investors with limited recourse. The servicing rights to these receivables have been retained by the company. Upon sale, the receivables are removed from the balance sheet, and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the lives of the receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables sold and securities issued, delinquency of receivables sold, normal servicing fees, operating expenses and other factors. The resulting gain is adjusted by establishing a reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying consolidated statements of income as securitization income.

     In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on control of the assets and extinguishment of the liabilities. The statement is effective for securitization transactions occurring subsequent to December 31, 1996. The company believes the adoption of FAS No. 125 will have no material impact on its consolidated financial statements.

     Properties and Equipment. Properties and equipment, which include leasehold improvements, are recorded at cost, net of accumulated depreciation and amortization of $344.2 and $353.6 million at December 31, 1996 and 1995, respectively. Depreciation is provided on a straight-line basis for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

     Real Estate Owned. Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if appropriate. Costs of holding this real estate, and related gains and losses on disposition, are credited or charged to operations as incurred.

     Insurance. Insurance revenues on revolving credit insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and term of the underlying contracts. Liabilities for credit insurance policies are based upon estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

     Acquired Intangibles. Acquired intangibles consist of acquired credit card relationships and are amortized on a straight-line basis over their estimated remaining lives, not to exceed 10 years.

     Interest Rate Contracts. The nature and composition of the company's assets and liabilities and off-balance sheet items expose the company to interest rate risk. The company enters into a variety of interest rate contracts for managing its interest rate exposure. Interest rate swaps are the principal vehicle used to manage interest rate risk; however, interest rate futures, options, caps and floors, and forward contracts also are utilized.

     Interest rate swaps are designated, and effective, as synthetic alterations of specific assets or liabilities (or specific groups of assets or liabilities) and off-balance sheet items. The interest rate differential to be paid or received on these contracts is accrued and included in net interest margin in the statements of income.

     Interest rate futures, forwards, options, and caps and floors used in hedging the company's exposure to interest rate fluctuations are designated, and effective, as hedges of balance sheet items. Interest rate contracts are recorded at amortized cost. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the hedged items as adjustments to net interest margin in the statements of income. These deferred gains and losses are recorded on the accompanying consolidated balance sheets as adjustments to the carrying amount of the hedged items.

     In late 1994, the company discontinued its trading activities. Prior to that, interest rate contracts used in the company's trading activities were carried at fair value. Changes in fair value were included in other income.

     Income Taxes. The company and its subsidiaries are included in Household International's consolidated federal income tax return and in various consolidated state income tax returns. In addition, the company files some unconsolidated state tax returns. Federal income taxes are accounted for utilizing the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. INVESTMENT SECURITIES

                                                                AT DECEMBER 31
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
                                                                 (IN MILLIONS)
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities................................  $  213.1   $  323.8
Corporate debt securities...................................   1,058.5    1,533.6
U.S. government and federal agency debt securities..........     243.7      295.0
Other.......................................................     180.5    1,044.3
                                                              --------   --------
          Subtotal..........................................   1,695.8    3,196.7
                                                              --------   --------
Accrued investment income...................................      24.2       36.3
                                                              --------   --------
          Total investment securities.......................  $1,720.0   $3,233.0
                                                              ========   ========

     Proceeds from the sale of available-for-sale investments totaled approximately $1.9, $2.4 and $1.5 billion in 1996, 1995 and 1994, respectively. Gross gains of $21.4, $6.8 and $34.8 million and gross losses of $3.7 and $25.4 million in 1996 and 1994, respectively, were realized on those sales. There were no gross losses on sales of available-for-sale investments in 1995. The sales in 1995 were exclusive of the sale of investment securities in connection with the disposition of the individual life and annuity lines of business.

     During 1995 the company sold $31.4 million of held-to-maturity investment securities due to the significant deterioration in the creditworthiness of the issuers of the securities. Because of the disposition of the individual life and annuity product lines and the company's decision to discontinue its remaining life insurance product lines, the company reassessed the classification of the remaining held-to-maturity portfolio and reclassified the entire held-to-maturity investment portfolio to available-for-sale in the fourth quarter of 1995. Gross gains of $.5 million were realized on sales of held-to-maturity investments in 1995. There were no gross losses on sales of held-to-maturity investments in 1995. There were no investments transferred from held-to-maturity to available-for-sale in 1994. There were no sales of held-to-maturity investments in 1994.

     The gross unrealized gains (losses) of investment securities were as follows:

                                            AT DECEMBER 31, 1996                             AT DECEMBER 31, 1995
                               ----------------------------------------------   ----------------------------------------------
                                             GROSS        GROSS                               GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                 COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                        (IN MILLIONS)
AVAILABLE-FOR-SALE
  INVESTMENTS
Marketable equity
  securities.................  $  212.7      $ 1.9        $ (1.5)    $  213.1   $  318.3      $  7.3       $ (1.8)    $  323.8
Corporate debt securities....   1,069.5       16.9         (27.9)     1,058.5    1,406.9       130.9         (4.2)     1,533.6
U.S. government and federal
  agency debt securities.....     252.6        1.0          (9.9)       243.7      287.0        12.9         (4.9)       295.0
Other........................     180.5         --            --        180.5    1,043.0         1.3           --      1,044.3
                               --------      -----        ------     --------   --------      ------       ------     --------
         Total
           available-for-sale
           investments.......  $1,715.3      $19.8        $(39.3)    $1,695.8   $3,055.2      $152.4       $(10.9)    $3,196.7
                               ========      =====        ======     ========   ========      ======       ======     ========

     See Note 8, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of the company's assets, liabilities and off-balance sheet financial instruments.

     Contractual maturities and yields of investments in debt securities were as follows:

                                                                     AT DECEMBER 31, 1996
                                               ----------------------------------------------------------------
                                                                                   U.S. GOVERNMENT AND FEDERAL
                                                  CORPORATE DEBT SECURITIES          AGENCY DEBT SECURITIES
                                               -------------------------------    -----------------------------
                                               AMORTIZED      FAIR                AMORTIZED     FAIR
                                                 COST        VALUE      YIELD*      COST       VALUE     YIELD*
                                               ---------     -----      ------    ---------    -----     ------
                                                                        (IN MILLIONS)
Due within 1 year..........................    $   80.0     $   80.0     6.62%     $  5.4      $  5.4     5.94%
After 1 but within 5 years.................       101.6         98.1     6.55        28.6        28.4     5.74
After 5 but within 10 years................       164.9        166.3     7.49        64.5        62.4     7.94
After 10 years.............................       723.0        714.1     7.45       154.1       147.5     7.31
                                               --------     --------     ----      ------      ------     ----
          Total............................    $1,069.5     $1,058.5     7.31%     $252.6      $243.7     7.26%
                                               ========     ========     ====      ======      ======     ====

---------------
* Computed by dividing annualized interest by the amortized cost of the respective investment securities.

3. RECEIVABLES

                                                                    AT DECEMBER 31
                                                                ----------------------
                                                                  1996         1995
                                                                  ----         ----
                                                                    (IN MILLIONS)
Home equity.................................................    $ 2,513.9    $ 2,072.1
Visa/MasterCard.............................................      6,308.9      3,596.7
Private label...............................................      3,807.0      2,753.7
Other unsecured.............................................      2,564.4      2,786.3
Commercial..................................................        892.6      1,226.7
                                                                ---------    ---------
          Total owned receivables...........................     16,086.8     12,435.5
Accrued finance charges.....................................        215.8        241.0
Credit loss reserve for owned receivables...................       (671.5)      (531.8)
Unearned credit insurance premiums and claims reserves......        (82.6)       (78.4)
Amounts due and deferred from receivables sales.............      1,404.8        932.9
Reserve for receivables serviced with limited recourse......       (561.6)      (334.2)
                                                                ---------    ---------
          Total owned receivables, net......................     16,391.7     12,665.0
Receivables serviced with limited recourse..................     12,509.4      9,212.1
                                                                ---------    ---------
          Total managed receivables, net....................    $28,901.1    $21,877.1
                                                                =========    =========

     The company has securitized certain receivables which it services with limited recourse. Securitizations of receivables, including replenishments of certificate holder interests, were as follows:

                                                           YEARS ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1996        1995        1994
                                                      ---------   ---------   ---------
                                                                (IN MILLIONS)
Home equity.........................................  $ 1,755.8   $ 1,135.2   $ 1,418.6
Visa/MasterCard.....................................    7,875.1     4,755.8     2,222.8
Private label.......................................      697.4       644.0     1,093.6
Other unsecured.....................................    2,255.1     1,074.8          --
                                                      ---------   ---------   ---------
          Total.....................................  $12,583.4   $ 7,609.8   $ 4,735.0
                                                      =========   =========   =========

     The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                 AT DECEMBER 31
                                                              --------------------
                                                                1996        1995
                                                              ---------   --------
                                                                 (IN MILLIONS)
Home equity.................................................  $ 4,337.5   $4,661.9
Visa/MasterCard.............................................    5,043.5    2,685.8
Private label...............................................      517.0      750.0
Other unsecured.............................................    2,611.4    1,114.4
                                                              ---------   --------
          Total.............................................  $12,509.4   $9,212.1
                                                              =========   ========

     At December 31, 1996, the expected weighted average remaining life of these securitization transactions was 2.9 years.

     The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                1996        1995
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Home equity.................................................  $ 6,851.4   $ 6,734.0
Visa/MasterCard.............................................   11,352.4     6,282.5
Private label...............................................    4,324.0     3,503.7
Other unsecured.............................................    5,175.8     3,900.7
Commercial..................................................      892.6     1,226.7
                                                              ---------   ---------
          Managed receivables...............................  $28,596.2   $21,647.6
                                                              =========   =========

     For certain securitizations, wholly-owned subsidiaries were created for the limited purpose of consummating such transactions. At December 31, 1996, these subsidiaries were: HFC Revolving Corporation, HRSI Funding, Inc., HFS Funding Corporation, Household Finance Receivables Corporation II, Household Receivables Funding Corporation, Household Receivables Funding Corporation II, HFC Funding Corporation, Household Receivables Funding, Inc., Household Consumer Loan Corporation, Household Pooling Corporation and Household Card Funding Corporation.

     At December 31, 1996 and 1995, the amounts due and deferred from receivables sales of $1,404.8 and $932.9 million, respectively, included unamortized excess servicing assets and funds established pursuant to the recourse provisions for certain sales totaling $894.2 and $600.6 million, respectively. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $478.0 and $290.9 million at December 31, 1996 and 1995, respectively. In addition, the company has made guarantees relating to certain securitizations of $90.2 and $265.1 million plus unpaid interest at December 31, 1996 and 1995, respectively. The company has subordinated interests in certain transactions, which are recorded as receivables, of $388.5 and $358.5 million at December 31, 1996 and 1995, respectively. The company has agreements with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses related to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $561.6 and $334.2 million at December 31, 1996 and 1995, respectively, and represent the company's best estimate of possible losses on receivables serviced with limited recourse.

     The providers of the credit enhancements have no recourse to the company. The company does not receive collateral from any party to the securitizations, nor does the company have any risk of counterparty nonperformance. In addition, the company, with its affiliate, Household Bank, f.s.b., maintains facilities which provide for the securitization of receivables on a revolving basis totaling $4.5 billion through the issuance of commercial paper, of which $3.8 billion were securitized at December 31, 1996. HFC's portion of securitized receivables at year end totaled $3.1 billion.

     Contractual maturities of owned receivables were as follows:

                                                            AT DECEMBER 31, 1996
                             -----------------------------------------------------------------------------------
                               1997        1998        1999        2000        2001      THEREAFTER      TOTAL
                             --------    --------    --------    --------    --------    ----------    ---------
                                                                (IN MILLIONS)
Home equity..............    $  662.7    $  497.5    $  358.8    $  262.3    $  192.1     $  540.5     $ 2,513.9
Visa/MasterCard..........       542.6       570.3       459.5       421.8       384.5      3,930.2       6,308.9
Private label............       480.3       378.9       311.2       263.8       228.9      2,143.9       3,807.0
Other unsecured..........       635.0       450.8       324.1       250.4       230.2        673.9       2,564.4
Commercial...............       135.3       131.3        78.1        34.9        60.5        452.5         892.6
                             --------    --------    --------    --------    --------     --------     ---------
          Total..........    $2,455.9    $2,028.8    $1,531.7    $1,233.2    $1,096.2     $7,741.0     $16,086.8
                             ========    ========    ========    ========    ========     ========     =========

     A substantial portion of consumer receivables, based on the company's experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding Visa/MasterCard receivables, approximated 38 and 44 percent in 1996 and 1995, respectively.

     The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                                  AT DECEMBER 31, 1996
                                                                -------------------------
                                                                OVER 1 BUT
                                                                  WITHIN           OVER
                                                                 5 YEARS         5 YEARS
                                                                ----------       --------
                                                                      (IN MILLIONS)
Receivables at predetermined interest rates.................     $2,783.4        $3,042.6
Receivables at floating or adjustable rates.................      3,106.6         4,698.3
                                                                 --------        --------
          Total.............................................     $5,890.0        $7,740.9
                                                                 ========        ========

     Nonaccrual owned consumer receivables totaled $204.8 million at December 31, 1996. Interest income that would have been recorded in 1996 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $35.2 million. Interest income that was included in net income for 1996, prior to these loans being placed on nonaccrual status, was approximately $19.5 million.

     The following table sets forth the activity in the company's credit loss reserves for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31
                                                                ------------------------------
                                                                  1996       1995       1994
                                                                --------    -------    -------
                                                                        (IN MILLIONS)
Credit loss reserves for owned receivables at January 1.....    $  531.8    $ 413.7    $ 452.7
Provision for credit losses-owned receivables...............       522.8      511.0      435.9
Owned receivables charged off...............................      (528.4)    (555.3)    (517.8)
Recoveries on owned receivables.............................        74.7       82.0       78.1
Portfolio acquisitions, net.................................        70.6       80.4      (35.2)
                                                                --------    -------    -------
     Total credit loss reserves for owned receivables at
       December 31..........................................       671.5      531.8      413.7
                                                                --------    -------    -------
Credit loss reserves for receivables serviced with limited
  recourse at January 1.....................................       334.2      181.7      134.5
Provision for credit losses-receivables serviced with
  limited recourse..........................................       568.1      322.3      187.9
Receivables charged off.....................................      (356.0)    (181.1)    (150.0)
Recoveries..................................................        17.1        8.5        5.6
Other, net..................................................        (1.8)       2.8        3.7
                                                                --------    -------    -------
     Total credit loss reserves for receivables serviced
       with limited recourse at December 31.................       561.6      334.2      181.7
                                                                --------    -------    -------
     Total credit loss reserves for managed receivables at
       December 31..........................................    $1,233.1    $ 866.0    $ 595.4
                                                                ========    =======    =======

4. COMMERCIAL PAPER, BANK AND OTHER BORROWINGS

                                                                    AT DECEMBER 31
                                                     ---------------------------------------------
                                                                        BANK AND
                                                      COMMERCIAL          OTHER
                                                         PAPER         BORROWINGS         TOTAL
                                                     -------------    -------------    -----------
                                                      (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
1996
Balance............................................      $4,825.2         $  398.3        $5,223.5
Highest aggregate month-end balance................                                        5,961.7
Average borrowings.................................       4,864.0            105.8         4,969.8
Weighted average interest rate:
  At year end......................................           5.6%             6.8%            5.7%
  Paid during year.................................           5.4              5.1             5.4
1995
Balance............................................      $4,042.4         $  111.8        $4,154.2
Highest aggregate month-end balance................                                        4,733.8
Average borrowings.................................       4,244.2            126.5         4,370.7
Weighted average interest rate:
  At year end......................................           5.8%             6.0%            5.8%
  Paid during year.................................           5.9              6.0             5.9
1994
Balance............................................      $3,268.4         $  532.2        $3,800.6
Highest aggregate month-end balance................                                        5,053.2
Average borrowings.................................       3,964.4            487.1         4,451.5
Weighted average interest rate:
  At year end......................................           6.2%             6.0%            6.2%
  Paid during year.................................           4.4              6.9             4.6

     Interest expense for commercial paper, bank and other borrowings totaled $268.8, $259.6 and $206.4 million for 1996, 1995 and 1994, respectively.

     The company maintains various bank credit agreements primarily to support commercial paper borrowings. The company had committed back-up lines of $5.2 billion at December 31, 1996, $400 million of which was limited by the amount the parent company may utilize. None of these back-up lines were utilized by HFC at December 31, 1996. Formal credit lines are reviewed annually, and expire at various dates from 1997 to 2001. Borrowings under these lines generally are available at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of these lines at December 31, 1996 totaled $4.4 million.

5. SENIOR AND SENIOR SUBORDINATED DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                 1996         1995
                                                              ----------    ---------
                                                              (ALL DOLLAR AMOUNTS ARE
                                                                STATED IN MILLIONS)
SENIOR DEBT
  3.50% to 7.49%; due 1997 to 2009..........................   $ 3,672.8     $2,315.7
  7.50% to 7.99%; due 1997 to 2007..........................     1,309.1      1,709.2
  8.00% to 8.99%; due 1997 to 2005..........................       956.8      1,294.1
  9.00% to 9.99%; due 1997 to 2001..........................        71.6        282.3
  10.00% and greater; due 1997 to 2001......................        69.3         38.3
  Variable interest rate debt; 4.75% to 8.50%; due 1997 to
     2015...................................................     4,173.8      2,111.5
SENIOR SUBORDINATED DEBT
  9.00% to 9.63%; due 2000 to 2001..........................       400.0        400.0
  10.13%; paid in 1996......................................          --        100.0
Unamortized premium (discount)..............................        (5.1)         6.4
                                                               ---------     --------
     Total senior and senior subordinated debt..............   $10,648.3     $8,257.5
                                                               =========     ========

     Weighted average coupon interest rates were 6.7 and 7.2 percent at December 31, 1996 and 1995, respectively. Interest expense for senior and senior subordinated debt was $642.3, $565.0 and $411.8 million for 1996, 1995 and 1994, respectively.

     Maturities of senior and senior subordinated debt were:

                                              AT DECEMBER 31,
                                                   1996
                                              ---------------
                                               (IN MILLIONS)
1997........................................     $ 2,322.7
1998........................................       1,368.6
1999........................................       1,689.0
2000........................................       1,099.1
2001........................................       1,281.6
Thereafter..................................       2,887.3
                                                 ---------
     Total..................................     $10,648.3
                                                 =========

     At December 31, 1996 there were no significant restrictions on retained earnings in any of HFC's various indentures and agreements. Cash dividends or advances to HFC by certain of its subsidiaries are limited by government or statutory regulation. At December 31, 1996 approximately $1.3 billion of consolidated net assets were so restricted.

6. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In connection with its asset/liability management program and in the normal course of business, the company enters into various transactions involving derivative and other off-balance sheet financial instruments. These instruments primarily are used to manage the company's exposure to fluctuations in interest rates and foreign exchange rates. The company does not serve as a financial intermediary to make markets in any derivative financial instruments. For further information on the company's strategies for managing interest rate and foreign exchange rate risk, see Risk Management on pages 10 and 11.

     The financial instruments used by the company include interest rate contracts and foreign exchange rate contracts and have varying degrees of credit risk and/or market risk.

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

     Interest Rate and Foreign Exchange Contracts. The following table summarizes the activity in interest rate and foreign exchange contracts for 1996, 1995 and 1994:

HEDGING/SYNTHETIC ALTERATION INSTRUMENTS

                                                                                        NON EXCHANGE TRADED
                                                                             ------------------------------------------
                                            EXCHANGE TRADED
                             ---------------------------------------------
                                 INTEREST RATE                                                       FOREIGN EXCHANGE
                               FUTURES CONTRACTS            OPTIONS          INTEREST                 RATE CONTRACTS
                             ---------------------   ---------------------     RATE      CURRENCY   -------------------
                             PURCHASED     SOLD      PURCHASED    WRITTEN      SWAPS      SWAPS     PURCHASED    SOLD
                             ---------   ---------   ---------   ---------   ---------   --------   ---------   -------
                                                                   (IN MILLIONS)
1994

Notional amount, 1993......        --           --   $   29.6    $   (40.0)  $13,714.6   $ 118.3    $    3.4    $ (91.7)

New contracts..............  $8,009.9    $(8,799.2)   8,867.9     (5,707.5)    7,916.3     179.0     1,026.6     (949.3)

Matured or expired
 contracts.................        --           --   (3,150.0)          --    (5,481.1)       --          --         --

Terminated contracts.......     (63.5)       759.8         --           --    (2,075.0)       --       (46.5)      43.9

In-substance
 maturities(1).............  (7,946.4)     7,946.4   (5,747.5)     5,747.5          --        --      (983.5)     928.1
                             ---------   ---------   ---------   ---------   ---------   -------    --------    -------

Notional amount, 1994......        --    $   (93.0)        --           --   $14,074.8   $ 297.3          --    $ (69.0)
                             =========   =========   =========   =========   =========   =======    ========    =======

Fair value, 1994(2)........        --    $      .8         --           --   $  (341.5)  $  90.0          --         --
                             ---------   ---------   ---------   ---------   ---------   -------    --------    -------

1995

Notional amount, 1994......        --    $   (93.0)        --           --   $14,074.8   $ 297.3          --    $ (69.0)

New contracts..............  $2,003.0     (1,850.0)  $  300.0    $  (300.0)      790.0        --    $  809.9     (885.2)

Matured or expired
 contracts.................        --        290.0         --           --    (4,932.8)       --       (36.7)      40.9

Terminated contracts.......        --           --         --           --    (4,275.3)       --          --         --

In-substance
 maturities(1).............  (1,653.0)     1,653.0     (300.0)       300.0          --        --      (773.2)     913.3
                             ---------   ---------   ---------   ---------   ---------   -------    --------    -------

Notional amount, 1995......  $  350.0           --         --           --   $ 5,656.7   $ 297.3          --         --
                             =========   =========   =========   =========   =========   =======    ========    =======

Fair value, 1995(2)........  $     .1           --         --           --   $   136.6   $  80.2          --         --
                             ---------   ---------   ---------   ---------   ---------   -------    --------    -------

1996

Notional amount, 1995......  $  350.0           --         --           --   $ 5,656.7   $ 297.3          --         --

New contracts..............   6,611.9    $(4,202.9)  $  440.0    $  (440.0)    3,845.8     674.3          --         --

Matured or expired
 contracts.................  (1,471.0)        50.0         --           --    (1,392.1)   (117.0)         --         --

Terminated contracts.......        --           --         --           --    (1,215.0)       --          --         --

In-substance
 maturities(1).............  (4,152.9)     4,152.9     (440.0)       440.0          --        --          --         --
                             ---------   ---------   ---------   ---------   ---------   -------    --------    -------

Notional amount, 1996......  $1,338.0           --         --           --   $ 6,895.4   $ 854.6          --         --
                             =========   =========   =========   =========   =========   =======    ========    =======

Fair value, 1996(2)........        --           --         --           --   $    45.7   $ (43.2)         --         --
                             ---------   ---------   ---------   ---------   ---------   -------    --------    -------









                               NON EXCHANGE TRADED
                             -----------------------
                             INTEREST
                               RATE
                              FORWARD
                             CONTRACTS   OTHER RISK
                             ---------   MANAGEMENT
                             PURCHASED   INSTRUMENTS
                             ---------   -----------
                                  (IN MILLIONS)
1994
Notional amount, 1993......        --     $ 1,080.5
New contracts..............   $ 180.0         193.9
Matured or expired
 contracts.................        --      (1,043.9)
Terminated contracts.......        --        (130.5)
In-substance
 maturities(1).............        --            --
                              -------     ---------
Notional amount, 1994......   $ 180.0     $   100.0
                              =======     =========
Fair value, 1994(2)........   $    .1     $      --
                              -------     ---------
1995
Notional amount, 1994......   $ 180.0     $   100.0
New contracts..............        --            --
Matured or expired
 contracts.................        --            --
Terminated contracts.......    (180.0)           --
In-substance
 maturities(1).............        --            --
                              -------     ---------
Notional amount, 1995......        --     $   100.0
                              =======     =========
Fair value, 1995(2)........        --     $      .8
                              -------     ---------
1996
Notional amount, 1995......        --     $   100.0
New contracts..............        --       1,250.0
Matured or expired
 contracts.................        --            --
Terminated contracts.......        --            --
In-substance
 maturities(1).............        --            --
                              -------     ---------
Notional amount, 1996......        --     $ 1,350.0
                              =======     =========
Fair value, 1996(2)........        --     $     7.0
                              -------     ---------

---------------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument, or (b) at the maturity of the underlying items being hedged.

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

(3) There were no trading activities during 1996 or 1995. The results of trading activities were immaterial to the financial results of the company for 1994.

     Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The company primarily enters into interest rate swap transactions to synthetically alter balance sheet items. These transactions are specifically designated to a particular asset/liability, off-balance sheet item or anticipated transaction of a similar characteristic. Specific assets or liabilities may consist of groups of individually small dollar homogeneous assets or liabilities of similar economic characteristics. Credit and market risk exists with respect to these instruments. The following table reflects the items so altered:

                                                                AT DECEMBER 31,
                                                                     1996
                                                                ---------------
                                                                 (IN MILLIONS)
Investment securities.......................................       $   28.3
Receivables:
  Home equity...............................................          200.0
  Visa/MasterCard...........................................          500.0
  Private label.............................................          150.0
  Other unsecured...........................................           25.0
                                                                   --------
       Total owned receivables..............................          875.0
Commercial paper, bank and other borrowings.................        1,307.0
Senior and senior subordinated debt.........................        4,566.5
Receivables serviced with limited recourse..................          118.6
                                                                   --------
       Total items synthetically altered with interest rate
        swaps...............................................       $6,895.4
                                                                   ========

---------------
Note: In all instances, the notional amount is not greater than the carrying value of the related asset/liability or off-balance sheet item.

     The company manages its exposure to interest rate risk primarily through the use of interest rate swaps. These swaps synthetically alter the interest rate risk inherent in balance sheet assets, liabilities or off-balance sheet items. The majority of the company's interest rate swaps are used to convert floating rate assets to fixed rate, fixed rate debt to floating rate, floating rate assets or debt from one floating rate index to another, fixed rate assets to a floating rate, or floating rate debt to fixed rate. The company also has entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency. Interest rate swaps are also used to synthetically alter interest rate characteristics on certain receivables that are sold and serviced with limited recourse. These off-balance sheet items expose the company to the same interest rate risk as on-balance sheet items. Interest rate swaps are used to synthetically alter the interest rate provisions of the securitization transaction whereby the underlying receivables pay a fixed (floating) rate and the pass-through rate to the investor is floating (fixed).

     The following table summarizes the maturities and related weighted average receive/pay rates of interest rate swaps outstanding at December 31, 1996:

                                    1997       1998       1999       2000      2001     2002     THEREAFTER     TOTAL
                                  --------    ------    --------    ------    ------    -----    ----------    --------
                                                       (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Pay a fixed rate/receive a
  floating rate:
  Notional value................  $  550.0    $ 50.0    $  150.0    $ 25.0        --       --           --     $  775.0
  Weighted average receive
    rate........................      5.51%     5.62%       5.73%     5.50%       --       --           --         5.56%
  Weighted average pay rate.....      5.96      6.16        8.88      6.45        --       --           --         6.55
Pay a floating rate/receive a
  fixed rate:
  Notional value................  $  602.8    $211.4    $  769.3    $150.0    $697.5    $28.3     $1,598.8     $4,058.1
  Weighted average receive
    rate........................      6.30%     5.24%       6.47%     6.60%     6.54%    6.04%        7.04%        6.62%
  Weighted average pay rate.....      5.56      5.65        5.55      5.32      5.56     5.64         5.61         5.58
Pay a floating rate/receive a
  different floating rate:
  Notional value................  $  657.3    $370.0    $1,035.0        --        --       --           --     $2,062.3
  Weighted average receive
    rate........................      5.50%     5.52%       5.86%       --        --       --           --         5.68%
  Weighted average pay rate.....      5.55      5.54        5.56        --        --       --           --         5.55
                                  --------    ------    --------    ------    ------    -----     --------     --------
Total notional value............  $1,810.1    $631.4    $1,954.3    $175.0    $697.5    $28.3     $1,598.8     $6,895.4
                                  ========    ======    ========    ======    ======    =====     ========     ========
Total weighted average rates on
  swaps:
Receive rate....................      5.77%     5.43%       6.09%     6.44%     6.54%    6.04%        7.04%        6.22%
Pay rate........................      5.68      5.63        5.81      5.48      5.56     5.64         5.61         5.68

     The floating rates paid or received by the company are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1- or 3-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. Hedging/synthetic alteration instruments are used by the company to manage the volatility of net interest margin resulting from changes in interest rates on the underlying hedged/synthetically altered items. Owned net interest margin would have declined by 30 and 71 basis points in 1996 and 1994, respectively, had these instruments not been utilized. These instruments had a negligible impact on owned net interest margin in 1995.

     Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. Foreign exchange contracts have been utilized by the company to reduce its exposure to foreign currency exchange risk. Interest rate forward and futures contracts are used to hedge resets of interest rates on the company's floating rate assets and liabilities. The company's exposure to credit risk for futures is limited, as these contracts are traded on organized exchanges. Each day, changes in contract values are settled in cash. In contrast, forward contracts have credit risk relating to the performance of the counterparty. These instruments also are subject to market risk. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

     Purchased options grant the purchaser the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period. The seller of the option has written a contract which creates an obligation to either sell or purchase the financial instrument at the agreed-upon price if, and when, the purchaser exercises the option.

     Other risk management instruments consist of caps and floors. Caps and floors written expose the company to market risk but not to credit risk. Credit and market risk associated with caps and floors purchased are limited to the premium paid which is recorded on the balance sheets in other assets.

     Deferred gains of $43.6 and $65.9 million and deferred losses of $8.5 and $26.8 million from hedging/synthetic alteration instruments were recorded on the balance sheets at December 31, 1996 and 1995, respectively. The weighted average amortization period associated with the deferred gains was 6.8 and 7.6 years at December 31, 1996 and 1995, respectively. The weighted average amortization period for the deferred losses was 1.5 and 1.8 years at December 31, 1996 and 1995, respectively.

     At December 31, 1996 the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $47.6 million.

CONCENTRATIONS OF CREDIT RISK

     A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

     Because the company primarily lends to consumers, it does not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 1996 and 1995. The company lends nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 1996: California -21 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI) -24 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV) -14 percent; Northeast (CT, ME, MA, NH, NY, RI, VT) -13 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN) -15 percent.

7. PREFERRED STOCK

                                                                AT DECEMBER 31
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
                                                                  (ALL DOLLAR
                                                              AMOUNTS ARE STATED
                                                                 IN MILLIONS)
7.25% term cumulative preferred, Series 1992-A, 1,000,000
  depositary shares(1)......................................    $100.0     $100.0

---------------
(1) Depositary share represents 1/3000 share of preferred stock.

     The term cumulative preferred stock is non-voting and has a dividend rate of 7.25 percent, is not redeemable at the option of the company prior to the mandatory redemption date of August 15, 1997, and has a liquidation value of $300,000 per share.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company has estimated the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Financial instruments include cash, receivables, investments, debt, insurance reserves related to periodic payment annuities and off-balance sheet financial instruments. Financial instruments specifically exclude leases and other insurance reserves, as required by FAS No. 107. Additionally, a number of other assets recorded on the balance sheets (such as acquired credit card relationships) and other intangible assets not recorded on the balance sheets (such as the value of consumer lending relationships for originated receivables and the franchise values of the company's business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. The company believes there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent the entire value, nor the changes in the entire value, of the company.

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

     The following is a summary of the carrying value and estimated fair value of the company's financial instruments:

                                                            AT DECEMBER 31
                                 ---------------------------------------------------------------------
                                               1996                                1995
                                 ---------------------------------   ---------------------------------
                                            ESTIMATED                           ESTIMATED
                                 CARRYING     FAIR                   CARRYING     FAIR
                                  VALUE       VALUE     DIFFERENCE    VALUE       VALUE     DIFFERENCE
                                 --------   ---------   ----------   --------   ---------   ----------
                                                             (IN MILLIONS)
Cash...........................  $    229   $    229         --      $    155   $    155         --
Investment securities..........     1,720      1,720         --         3,233      3,233         --
Receivables....................    16,392     17,063      $ 671        12,665     13,009      $ 344
                                 --------   --------      -----      --------   --------      -----
  Subtotal.....................    18,341     19,012        671        16,053     16,397        344
                                 --------   --------      -----      --------   --------      -----
Commercial paper, bank and
  other borrowings.............    (5,224)    (5,224)        --        (4,154)    (4,154)        --
Senior and senior subordinated
  debt.........................   (10,648)   (10,775)      (127)       (8,258)    (8,770)      (512)
Insurance reserves.............    (1,022)    (1,238)      (216)       (2,213)    (2,346)      (133)
                                 --------   --------      -----      --------   --------      -----
  Subtotal.....................   (16,894)   (17,237)      (343)      (14,625)   (15,270)      (645)
                                 --------   --------      -----      --------   --------      -----
Interest rate and foreign
  exchange contracts...........        33         10        (23)           21        218        197
Commitments to extend credit
  and guarantees...............        --         40         40            --         40         40
                                 --------   --------      -----      --------   --------      -----
  Subtotal.....................        33         50         17            21        258        237
                                 --------   --------      -----      --------   --------      -----
  Total........................  $  1,480   $  1,825      $ 345      $  1,449   $  1,385      $ (64)
                                 ========   ========      =====      ========   ========      =====

     The following methods and assumptions were used to estimate the fair value of the company's financial instruments:

     Cash: The carrying value approximates fair value for this instrument due to its liquid nature.

     Investment securities: Investment securities are classified as available-for-sale and are carried at fair value on the balance sheets.

     Receivables: The fair value of adjustable rate consumer receivables was determined to approximate existing carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates approximating those offered by the company on such products at the respective valuation dates. This approach to estimating fair value for fixed rate receivables results in a disclosed fair value that is less than amounts the company believes could be currently realizable on a sale of these receivables. These receivables are relatively insensitive to changes in overall market interest rates and, therefore, have additional value compared to alternative uses of funds. The fair value of commercial receivables was determined by discounting estimated future cash flows at estimated market interest rates.

     The fair value of consumer receivables included an estimate, on a present value basis, of future excess servicing cash flows associated with securitizations of certain home equity, Visa/MasterCard, private label and other unsecured receivables.

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

     Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 1996 and 1995. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

     Interest rate and foreign exchange contracts: Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined through the use of accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). See
Note 6, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk," for a discussion of the nature of these items.

     Commitments to extend credit and guarantees: These commitments were valued by considering the company's relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

9. LEASES

     The company leases certain offices, buildings and equipment for periods of up to 23 years with various renewal options. The office space leases generally require the company to pay certain operating expenses. The majority of the company's leases are noncancelable operating leases. Net rental expense under operating leases was $37.5, $36.4 and $19.2 million for 1996, 1995 and 1994, respectively.

     Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                                AT DECEMBER 31,
                                                                     1996
                                                                ---------------
                                                                 (IN MILLIONS)
1997........................................................        $ 37.8
1998........................................................          30.4
1999........................................................          21.2
2000........................................................          14.0
2001........................................................           8.2
Thereafter..................................................          73.0
                                                                    ------
Net minimum lease commitments...............................        $184.6
                                                                    ======

10. EMPLOYEE BENEFIT PLANS

     The company and its U.S. subsidiaries participate in Household International's Retirement Income Plan ("RIP"), which covers substantially all U.S. full-time employees. No separate actuarial valuation has been made for the company's participation in RIP. The fair value of plan assets in RIP exceeded Household International's projected benefit obligation by $284.2 and $239.1 million at December 31, 1996 and 1995, respectively. The 1996 and 1995 projected benefit obligations for RIP were determined using an assumed weighted average discount rate of 7.50 and 7.25 percent, respectively; an assumed compensation increase of 4.00 and 3.75 percent, respectively; and an assumed weighted average long-term rate of return on plan assets of 10.00 percent. At December 31, 1996 and 1995, the company's estimated share of prepaid pension cost was

$130.0 and $121.3 million, respectively. Plan benefits are based primarily on years of service. The company's share of total pension income due to the overfunded status of RIP was $8.6, $8.2 and $8.0 million for 1996, 1995 and 1994 respectively.

     The company participates in Household International's defined contribution plan where each participant's contribution is matched by the company up to a maximum of 6 percent of the participant's compensation. For 1996, 1995 and 1994 the company's costs totaled $7.1, $6.4 and $9.6 million, respectively.

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

     Household International recognizes the expected postretirement costs on an accrual basis, similar to pension accounting. The expected cost of postretirement benefits is required to be recognized over the employees' years of service with the company instead of the period in which the benefits are paid. Household International is recognizing the transition obligation, which represents the unfunded and unrecognized accumulated postretirement benefit obligation at that date, over 20 years.

     While no separate actuarial valuation has been made for the company's participation in Household International's plans for postretirement medical, dental and life benefits, its share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $104.9 and $102.1 million at December 31, 1996 and 1995, respectively. The company's estimated share of Household International's accrued postretirement benefit obligation was $51.6 and $37.8 million at December 31, 1996 and 1995, respectively. In addition, the company's estimated share of postretirement benefit expense recognized in 1996 and 1995 was $11.7 and $14.0 million, respectively.

     Household International's accumulated postretirement benefit obligation at December 31, 1996 and 1995 was determined using an assumed weighted average discount rate of 7.50 and 7.25 percent, respectively, and an assumed annual compensation increase of 4.0 and 3.75 percent, respectively. An 11.0 and 12.0 percent annual rate of increase in the gross cost of covered health care benefits is assumed for 1997 and 1996. This rate of increase is assumed to decline by 1 percent in each year after 1997.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percent would have increased the company's share of the 1996 and 1995 net periodic postretirement benefit cost by $.7 and $.6 million, respectively, and its share of the accumulated postretirement benefit obligation at December 31, 1996 and 1995 by $6.5 and $6.4 million, respectively. A 1 percentage point increase would have increased Household International's accumulated postretirement benefit obligation at December 31, 1996 and 1995 by $7.5 and $7.3 million, respectively.

     Employees of the company may participate in Household International's Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means for employees to purchase shares of the parent company's common stock at 85 percent of the lesser of its market price at the beginning or end of a one year subscription period.

     Key officers and employees of the company participate in Household International's executive compensation plans which provide for the issuance of nonqualified stock options and restricted stock rights ("RSRs"). Stock options permit the holder to purchase, under certain limitations, the parent company's common stock at a price not less than 100 percent of the market value of the stock on the date the option is granted. Stock options vest equally over four years and expire 10 years from the date of grant. RSRs entitle an employee to receive a stated number of shares of the parent company's common stock if the employee satisfies the conditions set by Household International's Compensation Committee for the award.

     Household International accounts for options and shares issued under the ESPP in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," pursuant to which no compensation cost has been recognized.

11. INCOME TAXES

     Total income taxes were allocated as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Provision for income taxes related to operations............  $180.6   $175.4   $103.6
Income taxes related to adjustments included in common
  shareholder's equity:
  Unrealized gain (loss) on investments, net................   (54.6)    92.6    (64.4)
  Foreign currency translation adjustments..................      --       --     (4.4)
                                                              ------   ------   ------
     Total..................................................  $126.0   $268.0   $ 34.8
                                                              ======   ======   ======

     Provisions for income taxes related to operations were:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
CURRENT
  United States.............................................  $244.8   $147.6   $ 97.9
  Foreign...................................................     1.4      1.0      1.3
                                                              ------   ------   ------
     Total current..........................................   246.2    148.6     99.2
                                                              ------   ------   ------
DEFERRED
  United States.............................................   (65.6)    26.8      2.8
  Foreign...................................................      --       --      1.6
                                                              ------   ------   ------
     Total deferred.........................................   (65.6)    26.8      4.4
                                                              ------   ------   ------
     Total income taxes.....................................  $180.6   $175.4   $103.6
                                                              ======   ======   ======

     The significant components of deferred income tax provisions attributable to income from operations were:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                               1996    1995    1994
                                                              ------   -----   -----
                                                                  (IN MILLIONS)
Deferred income tax provision (exclusive of the effects of
  other components listed below)............................  $(60.3)  $26.8   $(2.4)
Investment tax credits......................................      --      --      .4
Operating loss carryforwards................................    (5.3)     --     6.4
                                                              ------   -----   -----
     Deferred income tax provision..........................  $(65.6)  $26.8   $ 4.4
                                                              ======   =====   =====

     Income before income taxes from foreign operations was $3.9, $2.7 and $7.8 million in 1996, 1995 and 1994, respectively.

     Effective tax rates are analyzed as follows:

                                                                YEAR ENDED DECEMBER 31
                                                                -----------------------
                                                                1996     1995     1994
                                                                -----    -----    -----
Statutory federal income tax rate...........................     35.0%    35.0%    35.0%
Increase (decrease) in rate resulting from:
  State and local taxes, net of federal benefit.............      2.2      2.5      1.4
  Amortization of intangible assets.........................      1.7      1.4      2.0
  Leveraged lease tax benefits..............................     (2.6)    (3.3)    (4.3)
  Recapture of life insurance policy holders' surplus
     account balance........................................       --      6.7       --
  Net operating loss........................................     (2.3)      --       --
  Sale of foreign subsidiary................................       --       --     (2.5)
  Other.....................................................     (1.1)    (2.2)    (2.8)
                                                                 ----     ----     ----
     Effective tax rate.....................................     32.9%    40.1%    28.8%
                                                                 ====     ====     ====

     At December 31, 1996 the company had net operating loss carryforwards for tax purposes of $16.3 million, of which $.1 million expire in 2002; $14.4 million expire in 2007; and $1.8 million expire in 2008.

     Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                               AT DECEMBER 31
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
                                                               (IN MILLIONS)
DEFERRED TAX LIABILITIES
  Leveraged lease transactions, net.........................  $383.3    $405.6
  Receivables sold..........................................   235.1     158.8
  Pension plan assets.......................................    51.9      48.7
  Market value adjustments..................................      --      59.6
  Other.....................................................   121.4      94.8
                                                              ------    ------
     Total deferred tax liabilities.........................   791.7     767.5
                                                              ------    ------
DEFERRED TAX ASSETS
  Credit loss reserves......................................   473.0     306.7
  Other.....................................................   177.0     133.1
                                                              ------    ------
     Total deferred tax assets..............................   650.0     439.8
                                                              ------    ------
     Net deferred tax liability at end of year..............  $141.7    $327.7
                                                              ======    ======

12. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

     HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to (from) parent company and affiliates consisted of the following:

                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 1996      1995
                                                                ------    ------
                                                                 (IN MILLIONS)
Parent company and other subsidiaries.......................    $ 73.9    $ 35.5
Household Bank, f.s.b.......................................     (79.8)     81.3
Household Global Funding, Inc...............................      (1.7)      2.8
                                                                ------    ------
     Advances to (from) parent company and affiliates.......    $ (7.6)   $119.6
                                                                ======    ======

     These advances bear interest at various market interest rates. Net interest income on advances to (from) parent company and affiliates was as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                              1996        1995       1994
                                                              -----      ------      -----
                                                                     (IN MILLIONS)
Parent company and other subsidiaries.......................  $13.3      $ 26.6      $30.6
Household Bank, f.s.b.......................................   (3.6)      (10.9)      (2.3)
                                                              -----      ------      -----
     Net interest income on advances to (from) parent
       company and affiliates...............................  $ 9.7      $ 15.7      $28.3
                                                              =====      ======      =====

     Household Bank, f.s.b. ("the Bank") has agreements with certain wholly-owned bank subsidiaries of the company to provide loans of up to $350 million to fund their credit card operations. The outstanding balance at December 31, 1996 was $15 million and was included in commercial paper, bank and other borrowings for financial statement purposes. Borrowings in 1995 were repaid during that year. Interest expense on these borrowings totaled $3.9, $13.9 and $2.5 million during 1996, 1995 and 1994, respectively. Average borrowings totaled $63.8, $204.4 and $26.4 million in 1996, 1995 and 1994, respectively.

     The company's wholly-owned bank subsidiary has been designated by Household International to issue the GM Card. Fees for this designation totaled $27.2, $19.1 and $3.1 million in 1996, 1995 and 1994, respectively, and are recorded in other operating expenses on the consolidated statements of income.

     The company had an agreement with the Bank to originate loans using the Bank's lending criteria. These loans were originated through direct mail programs and the company's retail consumer finance branches and were sold to the Bank at fair value. The company received premiums, totaling $2.8 and $6.2 million in 1996 and 1995, respectively, for originating loans under this program. During 1996 this agreement was terminated and HFC purchased the outstanding loans from the Bank.

     Household International has a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and the company agree to maintain the capital of the Bank at the required levels. The agreement also requires that any capital deficiency be cured by Household International and/or the company within thirty days. There were no cash capital contributions made by Household International to the Bank in 1996 and 1995.

     In July 1995 the company acquired from Household International an affiliated entity that provides certain support services, such as item processing, collections and billings, accounts payable and payroll processing, primarily for Household International's domestic credit card portfolio. The company acquired this servicing subsidiary, including approximately $125 million of property and equipment, at net book value. HFC and this servicing subsidiary have negotiated a market rate agreement with the Bank for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable, and payroll processing. Fees for these services totaled $50.9, $89.0 and $156.4 million during 1996, 1995 and 1994, respectively.

     The company was allocated costs incurred on its behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $55, $56 and $39 million in 1996, 1995 and 1994, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business there are various legal proceedings pending against the company. Management believes the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the consolidated financial position of the company. However, as the ultimate resolution of these proceedings is influenced by factors that are outside of the company's control, it is reasonably possible the company's estimated liability under these proceedings may change. See Note 9 for discussion of lease commitments.

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

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    1996--THREE MONTHS ENDED             1995--THREE MONTHS ENDED
                                                ---------------------------------    ---------------------------------
                                                 DEC.    SEPT.     JUNE     MAR.      DEC.    SEPT.     JUNE     MAR.
                                                ------   ------   ------   ------    ------   ------   ------   ------
                                                                            (IN MILLIONS)
Finance income................................  $556.0   $509.4   $442.9   $419.6    $444.5   $457.9   $422.2   $400.0
Interest income from noninsurance investment
  securities..................................     5.6      5.6     18.7      6.0       5.2      9.2     10.0      9.5
Interest expense..............................   252.9    239.8    223.8    194.6     213.9    214.7    203.6    192.4
                                                ------   ------   ------   ------    ------   ------   ------   ------
Net interest margin...........................   308.7    275.2    237.8    231.0     235.8    252.4    228.6    217.1
Provision for credit losses on owned
  receivables.................................   149.8    114.7    129.4    128.9     124.5    135.3    133.5    117.7
                                                ------   ------   ------   ------    ------   ------   ------   ------
Net interest margin after provision for credit
  losses......................................   158.9    160.5    108.4    102.1     111.3    117.1     95.1     99.4
                                                ------   ------   ------   ------    ------   ------   ------   ------
Securitization income.........................   191.1    178.4    196.0    154.6     126.0    100.9    103.1     94.6
Insurance revenues............................    43.8     42.0     38.3     43.8      40.8     69.5     69.5     71.9
Investment income.............................    22.9     32.6     34.5     55.2      39.8    143.0    135.6    135.4
Fee income....................................    52.5     50.0     39.7     36.2      40.9     32.9     27.9     23.5
Other income..................................     6.7     27.8     17.7     17.6      60.3     12.8      (.1)    27.2
                                                ------   ------   ------   ------    ------   ------   ------   ------
Total other revenues..........................   317.0    330.8    326.2    307.4     307.8    359.1    336.0    352.6
                                                ------   ------   ------   ------    ------   ------   ------   ------
Salaries and fringe benefits..................   104.9     95.7     87.0     87.4      87.0     89.2     54.6     58.5
Other operating expenses......................   163.5    182.1    193.0    144.1     128.6    142.3    163.6    165.1
Policyholders' benefits.......................    39.0     50.3     47.1     67.6      53.3    128.0    137.0    134.0
                                                ------   ------   ------   ------    ------   ------   ------   ------
Total costs and expenses......................   307.4    328.1    327.1    299.1     268.9    359.5    355.2    357.6
                                                ------   ------   ------   ------    ------   ------   ------   ------
Income before income taxes....................   168.5    163.2    107.5    110.4     150.2    116.7     75.9     94.4
Income taxes..................................    58.1     57.8     33.3     31.4      79.1     41.6     24.0     30.7
                                                ------   ------   ------   ------    ------   ------   ------   ------
Net income....................................  $110.4   $105.4   $ 74.2   $ 79.0    $ 71.1   $ 75.1   $ 51.9   $ 63.7
                                                ======   ======   ======   ======    ======   ======   ======   ======

                                                                     SCHEDULE II

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                ------    ------    -------
                                                                       (IN MILLIONS)
Unearned credit insurance premiums and claims reserves:
  Unearned credit insurance premiums:
     Balance at January 1...................................    $ 36.9    $  5.3    $   6.8
     Earned premiums........................................     (16.6)     (1.7)    (103.6)
     Net premiums written and reinsurance assumed...........      18.0       1.8      103.0
     Other items............................................        .1      31.5        (.9)
                                                                ------    ------    -------
     Balance at December 31.................................      38.4      36.9        5.3
                                                                ------    ------    -------
  Claims reserves:
     Balance at January 1...................................      41.5      40.6       43.0
     Provision for claims...................................      62.2      51.7       49.3
     Benefits paid..........................................     (60.0)    (48.5)     (47.0)
     Other items............................................        .5      (2.3)      (4.7)
                                                                ------    ------    -------
     Balance at December 31.................................      44.2      41.5       40.6
                                                                ------    ------    -------
  Total at December 31......................................    $ 82.6    $ 78.4    $  45.9
                                                                ======    ======    =======