Form 10-Q
period 1997-03-31
HOUSEHOLD FINANCE CORP
filed 1997-05-14
CIK 48681

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                OR

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission file number 1-75
                       ----


                   HOUSEHOLD FINANCE CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                           36-1239445
------------------------      ------------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)


2700 Sanders Road, Prospect Heights, Illinois     60070
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (847) 564-5000
                                                           --------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1997, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

          HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months
          Ended March 31, 1997 and 1996                       2

          Condensed Consolidated Balance Sheets -
          March 31, 1997 (Unaudited) and December 31, 1996    3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended
          March 31, 1997 and 1996                             4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   16

  Signature                                                  17

Part 1.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

In millions.
------------------------------------------------------------------------------------------------
Three months ended March 31                                                   1997          1996
------------------------------------------------------------------------------------------------
Finance income                                                             $501.6         $419.6
Interest income from noninsurance investment
  securities                                                                  5.0            6.0
Interest expense                                                            233.2          194.6
                                                                           ------         ------
Net interest margin                                                         273.4          231.0
Provision for credit losses on owned receivables                            233.5          128.9
                                                                           ------         ------
Net interest margin after provision for credit losses                        39.9          102.1
                                                                           ------         ------
Securitization income                                                       228.8          154.6
Insurance revenues                                                           41.9           43.8
Investment income                                                            25.3           55.2
Fee income                                                                   54.7           36.2
Other income                                                                 69.3           17.6
                                                                           ------         ------
Total other revenues                                                        420.0          307.4
                                                                           ------         ------
Salaries and fringe benefits                                                107.6           90.2
Other operating expenses                                                    171.6          141.3
Policyholders' benefits                                                      42.1           67.6
                                                                           ------         ------
Total costs and expenses                                                    321.3          299.1
                                                                           ------         ------
Income before income taxes                                                  138.6          110.4
Income taxes                                                                 49.5           31.4
                                                                           ------         ------
Net income                                                                 $ 89.1         $ 79.0
                                                                           ======         ======

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.
-----------------------------------------------------------------------------------------------------
                                                                            March 31,    December 31,
                                                                                1997             1996
-----------------------------------------------------------------------------------------------------
ASSETS                                                                    (Unaudited)
------
Cash                                                                       $   273.4        $   228.5
Investment securities                                                        1,649.4          1,720.0
Receivables, net                                                            15,759.1         16,391.7
Advances to (from) parent company and affiliates                               425.1             (7.6)
Acquired intangibles, net                                                      905.1            938.2
Properties and equipment, net                                                  260.8            268.7
Real estate owned                                                              125.6            112.1
Other assets                                                                   763.0            928.2
                                                                           ---------        ---------
Total assets                                                               $20,161.5        $20,579.8
                                                                           =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings                              $ 4,672.6        $ 5,223.5
  Senior and senior subordinated debt (with
     original maturities over one year)                                     10,702.0         10,648.3
                                                                           ---------        ---------
Total debt                                                                  15,374.6         15,871.8
Insurance policy and claim reserves                                          1,065.5          1,021.7
Other liabilities                                                            1,040.3            993.5
                                                                           ---------        ---------
Total liabilities                                                           17,480.4         17,887.0
                                                                           ---------        ---------
Preferred stock                                                                100.0            100.0
                                                                           ---------        ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000
     shares authorized, issued and outstanding
     at March 31, 1997 and December 31, 1996,
     and additional paid-in capital                                            892.8            892.8
  Retained earnings                                                          1,733.9          1,721.6
  Foreign currency translation adjustments                                      (8.0)            (8.9)
  Unrealized loss on investments, net                                          (37.6)           (12.7)
                                                                           ---------        ---------
Total common shareholder's equity                                            2,581.1          2,592.8
                                                                           ---------        ---------
Total liabilities and shareholder's equity                                 $20,161.5        $20,579.8
                                                                           =========        =========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.
---------------------------------------------------------------------------------------------------
Three months ended March 31                                                       1997         1996
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                                   $    89.1    $    79.0
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables                               233.5        128.9
  Insurance policy and claim reserves                                             22.8         13.3
  Depreciation and amortization                                                   53.3         40.4
  Net realized gains from sales of assets                                        (50.6)        (4.1)
  Other, net                                                                      70.0        156.1
                                                                             ---------    ---------
Cash provided by operations                                                      418.1        413.6
                                                                             ---------    ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                                     (377.2)       (824.3)
  Matured                                                                         43.9           8.5
  Sold                                                                           210.6         829.6
Short-term investment securities, net change                                     159.1          56.2
Receivables:
  Originations, net                                                           (2,750.6)     (2,543.7)
  Purchased                                                                     (310.3)       (123.9)
  Sold                                                                         3,564.6       2,358.4
Acquisition of portfolios, net                                                     -           (13.4)
Properties and equipment purchased                                               (10.3)        (12.0)
Properties and equipment sold                                                       .9           1.5
Advances to parent company and affiliates, net                                  (349.3)         33.8
                                                                             ---------    ----------
Cash increase (decrease) from investments in
  operations                                                                     181.4       (229.3)
                                                                             ---------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                                                     (551.5)      (413.2)
Senior and senior subordinated debt issued                                       772.3        676.0
Senior and senior subordinated debt retired                                     (718.6)      (386.1)
Policyholders' benefits paid                                                     (37.7)       (11.1)
Cash received from policyholders                                                  57.7         23.0
Dividends on preferred stock                                                      (1.8)        (1.8)
Dividends paid to parent company                                                 (75.0)         -
                                                                             ---------    ---------
Cash decrease from financing and capital
  transactions                                                                  (554.6)      (113.2)
                                                                             ---------    ---------
Increase in cash                                                                  44.9         71.1
Cash at January 1                                                                228.5        154.7
                                                                             ---------    ---------
Cash at March 31                                                             $   273.4    $   225.8
                                                                             =========    =========
Supplemental cash flow information:
Interest paid                                                                $   204.5    $   199.7
                                                                             ---------    ---------
Income taxes paid (received)                                                     (22.6)        44.7
                                                                             ---------    ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
---------------------

All dollar amounts are stated in millions.
--------------------------------------------------------------------------------
Three months ended March 31                                1997             1996
--------------------------------------------------------------------------------
Net income                                               $ 89.1           $ 79.0
                                                         ------           ------
Revenues                                                  926.6            733.0
                                                         ------           ------
Return on average common shareholder's
  equity <F1>                                              13.4%            14.4%
                                                         ------           ------
Return on average owned assets <F1>                        1.69             1.74
                                                         ------           ------

All dollar amounts are stated in millions.

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                           1997             1996
--------------------------------------------------------------------------------
Total assets:
  Owned                                               $20,161.5        $20,579.8
  Managed                                              33,043.0         33,089.2
                                                      ---------        ---------
Receivables:
  Owned                                               $15,390.9        $16,086.8
  Serviced with limited recourse                       12,881.5         12,509.4
                                                      ---------        ---------
  Managed                                             $28,272.4        $28,596.2
                                                      =========        =========
Debt to total shareholder's equity                        5.7:1            5.9:1
                                                      ---------        ---------
Debt to common shareholder's equity                       6.0:1            6.1:1
                                                      ---------        ---------

<F1>  Annualized.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  BASIS OF PRESENTATION
-------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation and its subsidiaries
(the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended
December 31, 1996.

2.  INVESTMENT SECURITIES
-------------------------
Investment securities consisted of the following:

-----------------------------------------------------------------------------------------------------------
In millions.                                                     March 31, 1997           December 31, 1996
-----------------------------------------------------------------------------------------------------------
                                                          Amortized        Fair       Amortized        Fair
                                                               Cost       Value            Cost       Value
-----------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities                               $  178.9    $  179.3        $  212.7    $  213.1
Corporate debt securities                                   1,117.2     1,075.5         1,069.5     1,058.5
U.S. government and federal
  agency debt securities                                      258.6       244.3           252.6       243.7
Other                                                         126.2       126.0           180.5       180.5
                                                           --------    --------        --------    --------
Subtotal                                                    1,680.9     1,625.1         1,715.3     1,695.8
Accrued investment income                                      24.3        24.3            24.2        24.2
                                                           --------    --------        --------    --------
Total investment securities                                $1,705.2    $1,649.4        $1,739.5    $1,720.0
                                                           ========    ========        ========    ========

3.  RECEIVABLES
---------------
Receivables consisted of the following:

---------------------------------------------------------------------------------------------
                                                                    March 31,    December 31,
In millions.                                                             1997            1996
---------------------------------------------------------------------------------------------
Home equity                                                         $ 2,832.0       $ 2,513.9
Visa/MasterCard                                                       5,678.6         6,308.9
Private label                                                         4,009.7         3,807.0
Other unsecured                                                       1,997.0         2,564.4
Commercial                                                              873.6           892.6
                                                                    ---------       ---------
Total owned receivables                                              15,390.9        16,086.8

Accrued finance charges                                                 207.2           215.8
Credit loss reserve for
  owned receivables                                                    (724.1)         (671.5)
Unearned credit insurance premiums
  and claims reserves                                                   (81.5)          (82.6)
Amounts due and deferred from
  receivables sales                                                   1,561.0         1,404.8
Reserve for receivables serviced with
  limited recourse                                                     (594.4)         (561.6)
                                                                    ---------       ---------
Total owned receivables, net                                         15,759.1        16,391.7
Receivables serviced with limited
  recourse                                                           12,881.5        12,509.4
                                                                    ---------       ---------
Total managed receivables, net                                      $28,640.6       $28,901.1
                                                                    =========       =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

---------------------------------------------------------------------------------------------
                                                                    March 31,    December 31,
In millions.                                                             1997            1996
---------------------------------------------------------------------------------------------
Home equity                                                         $ 4,016.6       $ 4,337.5
Visa/MasterCard                                                       5,120.8         5,043.5
Private label                                                           434.4           517.0
Other unsecured                                                       3,309.7         2,611.4
                                                                    ---------       ---------
Total                                                               $12,881.5       $12,509.4
                                                                    =========       =========

The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

---------------------------------------------------------------------------------------------
                                                                    March 31,    December 31,
In millions.                                                             1997            1996
---------------------------------------------------------------------------------------------
Home equity                                                         $ 6,848.6       $ 6,851.4
Visa/MasterCard                                                      10,799.4        11,352.4
Private label                                                         4,444.1         4,324.0
Other unsecured                                                       5,306.7         5,175.8
Commercial                                                              873.6           892.6
                                                                    ---------       ---------
Total                                                               $28,272.4       $28,596.2
                                                                    =========       =========

At March 31, 1997 and December 31, 1996, the amounts due and deferred from receivables sales of $1,561.0 and $1,404.8 million, respectively, included the unamortized securitization assets and funds established pursuant to the recourse provisions for certain sales totaling $968.2 and $894.2 million,
respectively.   The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $555.1 and $478.0 million at March 31, 1997 and December 31, 1996, respectively. In addition, the company has subordinated interests in certain transactions, which were recorded as receivables, of $478.3 and $388.5 million at March 31,
1997 and December 31, 1996, respectively.   The company has agreements with
a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $594.4 and $561.6 million at March 31, 1997 and December 31, 1996, respectively, and represent the company's best estimate of possible losses on receivables serviced with limited recourse.


4.  CREDIT LOSS RESERVES
------------------------
An analysis of credit loss reserves for the three months ended March 31 was as follows:

--------------------------------------------------------------------------------------------------
In millions.                                                                   1997           1996
--------------------------------------------------------------------------------------------------
Credit loss reserves for owned receivables
  at January 1                                                             $  671.5       $  531.8
Provision for credit losses                                                   233.5          128.9
Chargeoffs                                                                   (188.7)        (128.8)
Recoveries                                                                     16.4           21.4
Portfolio acquisitions, net                                                    (8.6)           3.7
                                                                           --------       --------
TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES
  AT MARCH 31                                                                 724.1          557.0
                                                                           --------       --------

Credit loss reserves for receivables serviced with
  limited recourse at January 1                                               561.6          334.2
Provision for credit losses                                                   156.6          127.8
Chargeoffs                                                                   (132.3)         (74.0)
Recoveries                                                                      6.2            2.1
Other, net                                                                      2.3           (1.3)
                                                                           --------       --------
TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED
  WITH LIMITED RECOURSE AT MARCH 31                                           594.4          388.8
                                                                           --------       --------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
  AT MARCH 31                                                              $1,318.5       $  945.8
                                                                           ========       ========

5.  INCOME TAXES
----------------
Effective tax rates for the three months ended March 31, 1997 and 1996 of
35.7 and 28.4 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) leveraged lease tax benefits, (b) dividends received deduction applicable to term preferred stock, (c) amortization of intangible assets,
(d) state and local income taxes and (e) United States loss carry forwards in 1996.

6. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
--------------------------------------------------

HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to (from) parent company and affiliates were $425.1 million at March 31, 1997 compared to $(7.6) million at December 31, 1996. Advances from parent company and affiliates, which are included in commercial paper, bank and other borrowings, were $297.6 and $15.0 million at March 31, 1997 and December 31, 1996, respectively. Net interest income on affiliated balances was $6.1 and $.8 million for the three months ended March 31, 1997 and 1996, respectively.


7.  RECENT ACCOUNTING DEVELOPMENTS
----------------------------------
Effective January 1, 1997, the company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125").
FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on control of the assets and extinguishment of the liabilities. The statement is effective for securitization transactions occurring subsequent to December 31, 1996. The adoption of FAS No. 125 did not have a material impact on the company's consolidated financial statements.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS SUMMARY
------------------
Net income for the first quarter of 1997 was $89.1 million, up 13 percent from $79.0 million in 1996. The company's annualized return on average common shareholder's equity for the first quarter of 1997 was 13.4 percent
compared to 14.4 percent in the year-ago period.   The annualized return on
average owned assets was 1.69 percent in the 1997 first quarter, compared to
1.74 percent a year ago.

- The following is a summary of the operating results of the company's key businesses for the first quarter of 1997 compared to the prior year period:

  The consumer finance business experienced higher margins and improved efficiency compared to the prior year quarter which were partially offset by higher credit losses primarily due to increased bankruptcies.

  Results for the Visa*/MasterCard* business improved from the prior year period due to receivable growth and higher net interest margin and fee income. These improvements were partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings. Results for this business continued to benefit from the company's co-branding strategy, in particular the association with the General Motors credit card ("GM Card") program and the Union Privilege Visa/MasterCard portfolio acquired in June 1996.

  The private-label credit card business reported higher earnings in the first quarter of 1997 compared to the year-ago period due to portfolio growth and improved operating efficiency.

- During the first quarter of 1997, the company sold certain non-strategic assets for a pretax gain of approximately $50 million. This non-recurring gain was recorded in other income in the statement of income.

- The company increased its credit loss reserves during the first three months of 1997 by providing reserves in excess of chargeoffs for owned receivables of $61 million. The company increased credit loss reserves due to continued growth and seasoning of unsecured loan products, and uncertainty over the economy and consumer payment patterns.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (owned and serviced with limited recourse)
  grew 31 percent over the prior year.   Credit cards increased 52 percent
  and other unsecured receivables were up 29 percent from the year-ago
  levels.   Year-over-year comparisons for the home equity portfolio were impacted by the fourth quarter 1996 sale of approximately $131 million of lower margin home equity loans and the de-emphasis of the company's wholesale business. Home equity loan production in the retail branch network was up 10 percent year-over-year.

- Compared to the fourth quarter of 1996, managed consumer receivables were down slightly due to normal, seasonal runoff in the Visa/MasterCard
  portfolio.   Loan originations in the retail branch network also
  experienced a typical seasonal slowdown.


* VISA and MasterCard are registered trademarks of VISA USA, Inc. and MasterCard International, Incorporated, respectively.

- Owned consumer receivables were $14.5 billion at March 31, 1997, compared to $15.2 billion at December 31, 1996 and $11.3 billion at March 31, 1996. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- The company's managed credit loss reserves were $1,318.5 million at March 31, 1997, up from $1,233.1 million at December 31, 1996 and $945.8 million at March 31, 1996. Credit loss reserves as a percent of managed receivables were 4.66 percent, up from 4.31 percent at December 31, 1996 and March 31, 1996. Reserves as a percent of nonperforming managed receivables were 131.4 percent, unchanged from December 31, 1996, and compared to 136.7 percent at March 31, 1996. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.62 percent, up from 4.33 percent at December 31, 1996 and 4.01 percent at March 31, 1996. The annualized total consumer managed chargeoff ratio in the first quarter of 1997 was 4.31 percent, compared to
  3.51 percent in the prior quarter and 3.50 percent in the year-ago quarter.

- The company's debt to total shareholder's equity ratio was 5.7 to 1 at March 31, 1997 compared to 5.9 to 1 at December 31, 1996. Debt to common shareholder's equity was 6.0 to 1 at March 31, 1997 compared to 6.1 to 1 at December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The major use of cash by the company is the origination or purchase of receivables or investment securities. The main sources of cash for the company are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1996 to March 31, 1997:

- The company paid $75.0 million of dividends to its parent company during the quarter.

- Total debt decreased from $15.9 billion to $15.4 billion primarily as a result of the decrease in owned receivables during the quarter.

- The company had securitized home equity, Visa/MasterCard, private label and other unsecured receivables outstanding of $12.9 and $12.5 billion at March 31, 1997 and December 31, 1996, respectively. In the first quarter of 1997, the company securitized, excluding replenishments of certificate holder interests, $1.1 billion of Visa/MasterCard and other unsecured receivables, the same amount as a year ago.

The composition of these securitizations by type is as follows (in billions):

-----------------------------------------------------------------
                                          March 31,     March 31,
Three months ended                             1997          1996
-----------------------------------------------------------------
Visa/MasterCard                             $    .3       $    .3
Other unsecured                                  .8            .8
                                            -------       -------
Total                                       $   1.1       $   1.1
                                            =======       =======

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the company plans to continue to utilize in the future.

INCOME STATEMENT REVIEW
-----------------------

Net interest margin
--------------------
Net interest margin was $273.4 million for the first quarter of 1997, up from $231.0 million in the prior year. Net interest margin as a percent of average owned interest-earning assets, annualized, was 6.65 percent compared to 7.12 percent in the year-ago quarter. The dollar increase in 1997 was primarily due to growth in average owned Visa/MasterCard and private-label receivables.

Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $555.7 million for the first quarter of 1997, compared to $419.4 million in the same year-ago period. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.69 percent compared to 7.63 percent in the year-ago quarter. The net interest margin percentage on a managed basis was greater than on an owned basis because of the increased proportion of Visa/MasterCard and other unsecured receivables, which have wider spreads, in the securitized portfolio.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an owned basis for the first quarter of 1997 totaled $233.5 million, up 81 percent from $128.9 million in the prior year period. In view of uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and growth of unsecured loan products, the company continued to increase its credit loss reserves in excess of current period chargeoffs. Provision in excess of chargeoffs related to owned receivables was $61 and $22 million for the three months ended March 31, 1997 and 1996, respectively. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Securitization income of $228.8 and $154.6 million for the three months ended March 31, 1997 and 1996, respectively, consists of income associated with the securitization of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 48 percent increase in securitization income compared to the first quarter of 1996 was primarily due to the 38 percent increase in average securitized receivables. In addition, securitization income for the first quarter of 1997 was favorably impacted by wider spreads resulting from growth in securitized Visa/MasterCard and other unsecured receivables compared to a year ago.

Fee income includes revenues from fee-based products such as Visa/MasterCard and private-label credit cards. Fee income was $54.7 million in the first quarter of 1997, up from $36.2 million in the comparable period of the prior year, primarily due to higher interchange and other fees as a result of the increase in the amount of average credit card receivables compared to the prior year.

Other income increased from $17.6 million in the first quarter of 1996 to $69.3 million in 1997 as a result of gains totaling approximately $50 million on the sales of assets, as previously discussed.

Expenses
--------
Salaries and fringe benefits and other operating expenses were $279.2 million, up 21 percent from $231.5 million a year ago. The higher expense was primarily due to an increase in sales force in the consumer finance business, as well as the addition of collectors in all the company's businesses, as compared to the prior year. Also contributing to the increase in 1997 were higher marketing expenses related to the company's credit card programs.


CREDIT LOSS RESERVES
--------------------
The company's consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See
Note 3, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

------------------------------------------------------------------------
                                    March 31,   December 31,   March 31,
                                        1997            1996        1996
------------------------------------------------------------------------
Owned                               $  724.1        $  671.5    $  557.0
Serviced with limited recourse         594.4           561.6       388.8
                                    --------        --------    --------
Total                               $1,318.5        $1,233.1    $  945.8
                                    ========        ========    ========

Credit loss reserves have increased due to growth and seasoning of unsecured products, coupled with uncertainty over the strength of the economy and increased personal bankruptcies. Managed credit loss reserves as a percent of nonperforming managed receivables were 131.4 percent, unchanged from December 31, 1996, and compared to 136.7 percent at March 31, 1996.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

------------------------------------------------------------------------
                                   March 31,    December 31,   March 31,
                                        1997            1996        1996
------------------------------------------------------------------------
Owned                                   4.70%           4.17%       4.47%
Managed                                 4.66            4.31        4.31
                                        ----            ----        ----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. Management also evaluates the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. While management allocates reserves among the company's various products, all reserves are considered to be available to cover total loan losses. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

CREDIT QUALITY
--------------
Delinquency and chargeoff levels in the consumer portfolio were higher compared to the prior and year-ago quarters. Delinquency and chargeoff levels are monitored on a managed basis since all of the receivables are originated using comparable underwriting standards, are managed by operating personnel without regard to portfolio ownership and result in a similar credit loss exposure.


Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

--------------------------------------------------------------------------
                          3/31/97   12/31/96   9/30/96   6/30/96   3/31/96
--------------------------------------------------------------------------
Home equity                  3.53%      3.62%     3.59%     3.47%     3.36%
Visa/MasterCard              3.32       2.90      2.64      1.99      2.61
Private label                5.81       5.95      5.68      5.25      4.93
Other unsecured              7.68       7.04      6.79      6.59      6.50
                             ----       ----      ----      ----      ----
Total                        4.62%      4.33%     4.14%     3.70%     4.01%
                             ====       ====      ====      ====      ====

Delinquency as a percent of managed consumer receivables increased from the prior quarter and the prior year. The increase in delinquency was primarily due to seasoning of the portfolios; the company's continued shift in portfolio mix away from secured real estate loans and toward unsecured products; and a slower consumer payment pattern.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-------------------------------------------------------------------------
                            First    Fourth     Third    Second     First
                          Quarter   Quarter   Quarter   Quarter   Quarter
                             1997      1996      1996      1996      1996
-------------------------------------------------------------------------
Home equity                  1.35%     1.22%      .96%       .91%      .85%
Visa/MasterCard              4.76      3.90      3.99       4.40      4.67
Private label                5.36      3.78      3.78       4.08      5.05
Other unsecured              6.34      5.53      5.57       4.31      4.85
                             ----      ----      ----       ----      ----
Total                        4.31%     3.51%     3.45%      3.29%     3.50%
                             ====      ====      ====       ====      ====

Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1997 increased compared to both the prior and year-ago periods. Approximately 90 percent of the year-over-year increase in the total chargeoff ratio was due to increased bankruptcy filings in the Visa/MasterCard portfolio. The remaining increase was primarily attributable to the continued seasoning of the private label and other unsecured portfolios. The private label ratio was also affected by a portion of promotional business reaching chargeoff. The increase in net chargeoffs is in line with the company's expectations and industry trends.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

----------------------------------------------------------------------------------------------
In millions.                          3/31/97     12/31/96     9/30/96     6/30/96     3/31/96
----------------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                        $  558.4     $  519.9      $500.0      $487.1      $511.8
Accruing managed consumer
  receivables 90 or more days
  delinquent                            432.2        405.7       310.0       229.1       159.8
Renegotiated commercial
  loans                                  12.9         12.9        19.9        19.9        20.4
                                     --------     --------      ------      ------      ------
Total nonperforming managed
  receivables                         1,003.5        938.5       829.9       736.1       692.0
Real estate owned                       125.6        112.1       107.4       103.5        96.2
                                     --------     --------      ------      ------      ------
Total nonperforming assets           $1,129.1     $1,050.6      $937.3      $839.6      $788.2
                                     ========     ========      ======      ======      ======
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                   131.4%       131.4%      140.7%      151.0%      136.7%
                                     --------     --------      ------      ------      ------

Part II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       3(i) Restated Certificate of Incorporation of Household Finance Corporation, as amended.

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

       27    Financial Data Schedule.

       99.1  Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the first quarter of 1997, the Registrant filed a Current Report on Form 8-K dated February 10, 1997 with respect to the financial results of Household Finance Corporation, for the quarter and year ended December 31, 1996, and a Current Report on Form 8-K dated March 12, 1997 containing owned and managed financial information with respect to the operations of Household Finance Corporation, as of and for the year ended December 31, 1996.

                             SIGNATURE
                             ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD FINANCE CORPORATION
                              -----------------------------
                              (Registrant)



Date:  May 14, 1997           By:  /s/ David A. Schoenholz
     ---------------          ----------------------------
                              David A. Schoenholz
                              Vice President, Chief Accounting Officer
                              and Chief Financial Officer, Director
                              and on behalf of
                              Household Finance Corporation

                           Exhibit Index
                          --------------

3(i)   Restated Certificate of Incorporation of Household Finance
       Corporation, as amended.

12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

27     Financial Data Schedule.

99.1   Debt and Preferred Stock Securities Ratings.