Form 10-Q
period 1997-06-30
HOUSEHOLD FINANCE CORP
filed 1997-08-13
CIK 48681

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                OR

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  --------------

Commission file number 1-75
                       ----


                   HOUSEHOLD FINANCE CORPORATION
      -------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                           36-1239445
------------------------      -----------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)


2700 Sanders Road, Prospect Heights, Illinois     60070
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code: (847) 564-5000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1997, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

          HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months and Six Months
          Ended June 30, 1997 and 1996                        2

          Condensed Consolidated Balance Sheets -
          June 30, 1997 (Unaudited) and December 31, 1996     3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended
          June 30, 1997 and 1996                              4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      11



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   18

  Signature                                                  19

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

In millions.

-----------------------------------------------------------------------------------
                                        Three months ended         Six months ended
                                                  June 30,                 June 30,
                                         1997         1996          1997       1996
-----------------------------------------------------------------------------------
Finance income                         $510.4       $442.9      $1,012.0     $862.5
Interest income from noninsurance
 investment securities                   11.5         18.7          16.5       24.7
Interest expense                        239.8        223.8         473.0      418.4
                                       ------       ------      --------     ------
Net interest margin                     282.1        237.8         555.5      468.8
Provision for credit losses on owned
 receivables                            194.2        129.4         427.7      258.3
                                       ------       ------      --------     ------
Net interest margin after
 provision for credit losses             87.9        108.4         127.8      210.5
                                       ------       ------      --------     ------
Securitization income                   236.9        196.0         465.7      350.6
Insurance revenues                       44.0         38.3          85.9       82.1
Investment income                        25.5         34.5          50.8       89.7
Fee income                               64.3         39.7         119.0       75.9
Other income                             23.7         17.7          93.0       35.3
                                       ------       ------      --------     ------
Total other revenues                    394.4        326.2         814.4      633.6
                                       ------       ------      --------     ------
Salaries and fringe benefits            115.2         90.5         222.8      180.7
Other operating expenses                144.3        189.5         315.9      330.8
Policyholders' benefits                  41.1         47.1          83.2      114.7
                                       ------       ------      --------     ------
Total costs and expenses                300.6        327.1         621.9      626.2
                                       ------       ------      --------     ------
Income before income taxes              181.7        107.5         320.3      217.9
Income taxes                             66.0         33.3         115.5       64.7
                                       ------       ------      --------     ------
Net income                             $115.7       $ 74.2      $  204.8     $153.2
                                       ======       ======      ========     ======

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

---------------------------------------------------------------------------
                                                    June 30,   December 31,
                                                        1997           1996
---------------------------------------------------------------------------
ASSETS                                            (Unaudited)
------
Cash                                               $   339.1      $   228.5
Investment securities                                1,737.7        1,720.0
Receivables, net                                    18,349.0       16,391.7
Advances to (from) parent company and affiliates       344.2           (7.6)
Acquired intangibles and goodwill, net               1,612.7          938.2
Properties and equipment, net                          255.7          268.7
Real estate owned                                      119.6          112.1
Other assets                                           801.1          928.2
                                                   ---------      ---------
Total assets                                       $23,559.1      $20,579.8
                                                   =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings      $ 5,291.2      $ 5,223.5
  Senior and senior subordinated debt (with
     original maturities over one year)             12,481.9       10,648.3
                                                   ---------      ---------
Total debt                                          17,773.1       15,871.8
Insurance policy and claim reserves                  1,056.4        1,021.7
Other liabilities                                      942.9          993.5
                                                   ---------      ---------
Total liabilities                                   19,772.4       17,887.0
                                                   ---------      ---------
Preferred stock                                        100.0          100.0
                                                   ---------      ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares
     authorized, issued and outstanding at
     June 30, 1997 and December 31, 1996,
     and additional paid-in capital                  1,869.3          892.8
  Retained earnings                                  1,847.7        1,721.6
  Foreign currency translation adjustments              (7.8)          (8.9)
  Unrealized loss on investments, net                  (22.5)         (12.7)
                                                   ---------      ---------
Total common shareholder's equity                    3,686.7        2,592.8
                                                   ---------      ---------
Total liabilities and shareholder's equity         $23,559.1      $20,579.8
                                                   =========      =========


See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

--------------------------------------------------------------------------
Six months ended June 30                                 1997         1996
--------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                          $   204.8    $   153.2
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables      427.7        258.3
  Insurance policy and claim reserves                    61.6         55.9
  Depreciation and amortization                         107.5         93.2
  Net realized gains from sales of assets               (54.9)        (6.5)
  Other, net                                           (124.1)       242.7
                                                    ---------    ---------
Cash provided by operations                             622.6        796.8
                                                    ---------    ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                            (471.7)    (1,076.2)
  Matured                                               107.0        139.4
  Sold                                                  315.3      1,445.4
Short-term investment securities, net change             88.5       (426.0)
Receivables:
  Originations, net                                  (5,862.4)    (5,326.4)
  Purchased                                            (387.4)    (3,558.8)
  Sold                                                7,026.8      5,787.0
Purchase capital stock of Transamerica Financial
  Services Holding Company                           (1,059.6)         -
Acquisition of portfolios, net                            -         (620.1)
Properties and equipment purchased                      (24.9)       (28.9)
Properties and equipment sold                             1.5          3.8
Advances to parent company and affiliates, net         (351.8)        25.9
                                                    ---------    ---------
Cash decrease from investments in operations           (618.7)    (3,634.9)
                                                    ---------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                              67.8        720.2
Senior and senior subordinated debt issued            3,592.6      3,535.5
Senior and senior subordinated debt retired          (1,758.2)    (1,320.8)
Repayment of Transamerica Financial Services
  Holding Company debt                               (2,679.7)         -
Policyholders' benefits paid                            (72.5)       (58.2)
Cash received from policyholders                         58.9         38.0
Dividends on preferred stock                             (3.7)        (3.6)
Dividends paid to parent company                        (75.0)         -
Capital contributions from parent company               976.5         60.0
                                                    ---------    ---------
Cash increase from financing and capital
  transactions                                          106.7      2,971.1
                                                    ---------    ---------
Increase in cash                                        110.6        133.0
Cash at January 1                                       228.5        154.7
                                                    ---------    ---------
Cash at June 30                                     $   339.1    $   287.7
                                                    =========    =========
Supplemental cash flow information:
Interest paid                                       $   458.6    $   447.0
                                                    ---------    ---------
Income taxes paid                                       163.5        143.9
                                                    ---------    ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

----------------------------------------------------------------------------------
                                        Three Months Ended        Six Months Ended
                                                  June 30,                June 30,
                                          1997        1996         1997       1996
----------------------------------------------------------------------------------
Net income                              $115.7      $ 74.2     $  204.8   $  153.2
                                        ------      ------     --------   --------
Revenues                                 916.3       787.8      1,842.9    1,520.8
                                        ------      ------     --------   --------
Return on average common
 shareholder's equity <F1>                16.3%       13.4%        14.9%      13.9%
                                        ------      ------     --------   --------
Return on average owned assets <F1>       2.21        1.60         1.95       1.67
                                        ------      ------     --------   --------


All dollar amounts are stated in millions.

----------------------------------------------------------------------
                                         June 30,         December 31,
                                             1997                 1996
----------------------------------------------------------------------
Total assets:
  Owned                                 $23,559.1           $20,579.8
  Managed                                37,007.9            33,089.2
                                        ---------           ---------
Receivables:
  Owned                                 $18,006.7           $16,086.8
  Serviced with limited recourse         13,448.8            12,509.4
                                        ---------           ---------
  Managed                               $31,455.5           $28,596.2
                                        =========           =========
Debt to total shareholder's equity          4.7:1               5.9:1
                                        ---------           ---------
Debt to common shareholder's equity         4.8:1               6.1:1
                                        ---------           ---------

<F1>  Annualized.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation and its subsidiaries (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.


2.   ACQUISITION
----------------
On June 23, 1997, Household International, Inc. and a wholly-owned subsidiary of Household Finance Corporation (a wholly-owned subsidiary of Household International, Inc.) acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.7 billion of TFS debt owed to affiliates of TA. The company added approximately $3.1 billion of real estate secured receivables as a result of the acquisition. The acquisition of TFS was accounted for as a purchase, and accordingly, TFS' operations have been included in the company's results of operations from June 24, 1997. The acquisition of TFS was not material to the company's consolidated financial statements.

In June 1997, the company received a capital contribution from Household International, Inc. of $976.5 million which was used to repay certain short-term borrowings in connection with the purchase of TFS.


3.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

---------------------------------------------------------------------------
In millions.                           June 30, 1997      December 31, 1996
---------------------------------------------------------------------------
                               Amortized        Fair   Amortized       Fair
                                    Cost       Value        Cost      Value
---------------------------------------------------------------------------
AVAILABLE-FOR-SALE
INVESTMENTS
Marketable equity securities    $  126.0    $  126.8    $  212.7   $  213.1
Corporate debt securities        1,201.5     1,183.8     1,069.5    1,058.5
U.S. government and federal
  agency debt securities           272.4       255.7       252.6      243.7
Other                              145.1       145.1       180.5      180.5
                                --------    --------    --------   --------
Subtotal                         1,745.0     1,711.4     1,715.3    1,695.8
Accrued investment income           26.3        26.3        24.2       24.2
                                --------    --------    --------   --------
Total investment securities     $1,771.3    $1,737.7    $1,739.5   $1,720.0
                                ========    ========    ========   ========

4.   RECEIVABLES
----------------
Receivables consisted of the following:

------------------------------------------------------------------------
                                               June 30,     December 31,
In millions.                                       1997             1996
------------------------------------------------------------------------
Home equity                                   $ 6,300.7        $ 2,513.9
Visa/MasterCard                                 4,392.0          6,308.9
Private label                                   4,040.5          3,807.0
Other unsecured                                 2,446.3          2,564.4
Commercial                                        827.2            892.6
                                              ---------        ---------
Total owned receivables                        18,006.7         16,086.8

Accrued finance charges                           235.0            215.8
Credit loss reserve for
  owned receivables                              (825.4)          (671.5)
Unearned credit insurance premiums
  and claims reserves                            (120.7)           (82.6)
Amounts due and deferred from
  receivables sales                             1,610.5          1,404.8
Reserve for receivables serviced with
  limited recourse                               (557.1)          (561.6)
                                              ---------        ---------
Total owned receivables, net                   18,349.0         16,391.7
Receivables serviced with limited
  recourse                                     13,448.8         12,509.4
                                              ---------        ---------
Total managed receivables, net                $31,797.8        $28,901.1
                                              =========        =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

------------------------------------------------------------------------
                                               June 30,     December 31,
In millions.                                       1997             1996
------------------------------------------------------------------------
Home equity                                   $ 3,726.7        $ 4,337.5
Visa/MasterCard                                 6,247.3          5,043.5
Private label                                     375.0            517.0
Other unsecured                                 3,099.8          2,611.4
                                              ---------        ---------
Total                                         $13,448.8        $12,509.4
                                              =========        =========

The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

------------------------------------------------------------------------
                                               June 30,     December 31,
In millions.                                       1997             1996
------------------------------------------------------------------------
Home equity                                   $10,027.4        $ 6,851.4
Visa/MasterCard                                10,639.3         11,352.4
Private label                                   4,415.5          4,324.0
Other unsecured                                 5,546.1          5,175.8
Commercial                                        827.2            892.6
                                              ---------        ---------
Total                                         $31,455.5        $28,596.2
                                              =========        =========

At June 30, 1997 and December 31, 1996, the amounts due and deferred from receivables sales of $1,610.5 and $1,404.8 million, respectively, included the unamortized securitization assets and funds established pursuant to the recourse provisions for certain sales totaling $996.7 and $894.2 million, respectively. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $585.7 and $478.0 million at June 30, 1997 and December 31, 1996, respectively. In addition, the company has subordinated interests in certain transactions, which were recorded as receivables, of $595.0 and $388.5 million at June 30, 1997 and December 31, 1996, respectively. The company has agreements with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $557.1 and $561.6 million at June 30, 1997 and December 31, 1996, respectively, and represent the company's best estimate of possible losses on receivables serviced with limited recourse.


5.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

-------------------------------------------------------------------------------
                                   Three Months Ended          Six Months Ended
                                             June 30,                  June 30,
In millions.                          1997       1996          1997        1996
-------------------------------------------------------------------------------
Credit loss reserves for owned
 receivables at beginning
 of period                        $  724.1    $  557.0     $  671.5    $  531.8
Provision for credit losses          194.2       129.4        427.7       258.3
Chargeoffs                          (179.9)     (105.8)      (368.6)     (234.6)
Recoveries                            24.4        16.7         40.8        38.1
Portfolio acquisitions, net           62.6        59.1         54.0        62.8
                                  --------    --------     --------    --------
TOTAL CREDIT LOSS RESERVES FOR
 OWNED RECEIVABLES AT JUNE 30        825.4       656.4        825.4       656.4
                                  --------    --------     --------    --------

Credit loss reserves for
 receivables serviced with
 limited recourse at beginning
 of period                           594.4       388.8        561.6       334.2
Provision for credit losses          120.3       136.6        276.9       264.4
Chargeoffs                          (165.6)      (73.7)      (297.9)     (147.7)
Recoveries                             7.9         3.1         14.1         5.2
Other, net                              .1         -            2.4        (1.3)
                                  --------    --------     --------    --------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH
 LIMITED RECOURSE AT JUNE 30         557.1       454.8        557.1       454.8
                                  --------    --------     --------    --------
TOTAL CREDIT LOSS RESERVES FOR
 MANAGED RECEIVABLES AT JUNE 30   $1,382.5    $1,111.2     $1,382.5    $1,111.2
                                  ========    ========     ========    ========


6.   INCOME TAXES
-----------------
Effective tax rates for the six months ended June 30, 1997 and 1996 of 36.1 and 29.7 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) leveraged lease tax benefits,
(b) dividends received deduction applicable to term preferred stock,
(c) amortization of intangible assets, (d) state and local income taxes and (e) United States loss carry forwards in 1996.

7.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
----------------------------------------------------
HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to (from) parent company and affiliates were $344.2 million at June 30, 1997 compared to $(7.6) million at December 31, 1996. Advances from parent company and affiliates, which are included in commercial paper, bank and other borrowings, were $348.6 and $15.0 million at June 30, 1997 and December 31, 1996, respectively. Net interest income on affiliated balances for the second quarter and first six months of 1997 was $4.6 and $10.7 million, respectively, compared to $1.4 and $2.2 million, respectively, for the same 1996 periods.


8.   INTEREST RATE CONTRACTS
----------------------------
At June 30, 1997 and December 31, 1996, all of the company's interest rate contracts qualified as hedges or synthetic alterations.

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

Correlation between all interest rate contracts and the underlying asset, liability or off-balance sheet item is direct because the company uses interest rate contracts which mirror the underlying item being hedged/synthetically altered. If correlation between the hedged/synthetically altered item and related interest rate contract would cease to exist, the interest rate contract would be recorded at fair value and the associated unrealized gain or loss would be included in net interest margin, with any future realized and unrealized gains or losses recorded in other income.

Interest rate contracts are recorded at amortized cost. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the hedged/synthetically altered item as adjustments to net interest margin. These deferred gains and losses are recorded on the accompanying balance sheets as adjustments to the carrying value of the hedged items. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments or cumulative change in value on any open positions are recognized immediately as a component of the gain or loss upon disposition. Any remaining interest rate contracts previously designated to the sold hedged/synthetically altered item are recorded at fair value with realized and unrealized gains and losses included in other income.

9.   RECENT ACCOUNTING DEVELOPMENTS
-----------------------------------
Effective January 1, 1997, the company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"). FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on control of the assets and extinguishment of the liabilities. The statement is effective for securitization transactions occurring subsequent to December 31, 1996. The adoption of FAS No. 125 did not have a material impact on the company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS SUMMARY
------------------
Net income for the second quarter and first six months of 1997 was $115.7 and $204.8 million, an increase of 56 and 34 percent, respectively, compared to $74.2 and $153.2 million in the comparable 1996 periods. The company's annualized return on average common shareholder's equity for the second quarter and first six months of 1997 was 16.3 and 14.9 percent, respectively, up from
13.4 and 13.9 percent in the respective year-ago periods, even as the company continued to strengthen its capital ratio. The annualized return on average owned assets improved to 2.21 and 1.95 percent in the second quarter and first six months of 1997, respectively, up from 1.60 and 1.67 percent in the same year-ago periods.

- On June 23, 1997, Household International, Inc. and a wholly-owned subsidiary of Household Finance Corporation acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.7 billion of TFS debt owed to affiliates of TA. The company added approximately $3.1 billion of real estate secured receivables as a result of the acquisition. The acquisition of TFS strengthens the company's core consumer finance operations by expanding its branch network in many new and existing markets, adding new customer accounts, and increases the secured loan portion of the company's receivables portfolio.

  In June 1997, the company received a capital contribution from Household International, Inc. of $976.5 million which was used to repay certain short-term borrowings in connection with the purchase of TFS.

- The following is a summary of the operating results of the company's key businesses for the second quarter and first six months of 1997 compared to the corresponding prior year periods:

  Net interest margin in the consumer finance business continued to expand in the second quarter and first six months of 1997 due to improved pricing and a relative shift in the portfolio to unsecured loans, but was partially offset by higher credit losses primarily due to increased bankruptcies.

  The Visa/MasterCard* business experienced higher net interest margin and fee income, and improved efficiency, which more than offset higher credit losses resulting primarily from increased personal bankruptcy filings. The company has continued its program to improve the profitability of its credit card portfolios by refining pricing strategies, increasing fees and systematically eliminating unprofitable accounts. Results for this business continued to benefit from the company's co-branding strategy, in particular the association with the General Motors credit card ("GM Card") program and the Union Privilege Visa/MasterCard portfolio acquired in June 1996.

  The private-label credit card business reported higher credit losses from increased personal bankruptcy filings in the second quarter and first six months of 1997, which were partially offset by higher net interest margin.

- The company continues to maintain a strong credit loss reserve position due to uncertainty over consumer payment patterns and seasoning of unsecured loan products. The company increased its credit loss reserves during the first six months of 1997 by providing reserves in excess of net chargeoffs for owned receivables of $100 million.


* VISA and MasterCard are registered trademarks of VISA USA, Inc.
  and MasterCard International, Incorporated, respectively.

BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (owned and serviced with limited recourse) were $30.6 billion at June 30, 1997, compared to $27.4 billion at March 31, 1997 and $25.0 billion at June 30, 1996 reflecting the impact of the TFS acquisition. Excluding the $3.1 billion in home equity loans from the TFS acquisition, managed consumer receivables grew 10 percent from a year ago. Home equity loan production in the retail branch network was up 13 percent year over year and the wholesale portfolio was down 19 percent, as this portfolio continues to run off following the decision to de-emphasize this product. Private label and other unsecured product lines grew approximately 17 and 24 percent, respectively, over prior year levels. Visa/MasterCard receivables were up 5 percent with the level of a year ago. With the integration of the Union Privilege portfolio completed, the company initiated mailings for this portfolio in late April and early July.

- Compared to the first quarter, managed consumer receivables were flat, excluding the acquisition of TFS. The retail branch network had solid growth in the quarter while the Visa/MasterCard portfolio was down slightly due to the company's account profitability programs and deferred mailings, as well as somewhat higher than normal account paydowns.

- Owned consumer receivables were $17.2 billion at June 30, 1997, compared to $14.5 billion at March 31, 1997 and $14.1 billion at June 30, 1996 reflecting the impact of the TFS acquisition.
  Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- The company's managed credit loss reserves were $1,382.5 million at June 30, 1997, up from $1,318.5 million at March 31, 1997 and $1,111.2 million at June 30, 1996. Credit loss reserves as a percent of managed receivables were 4.40 percent, compared to
  4.66 percent at March 31, 1997 and 4.26 percent at June 30, 1996. Reserves as a percent of nonperforming managed receivables were
  127.6 percent, compared to 131.4 percent at March 31, 1997 and
  151.0 percent at June 30, 1996. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.46 percent, compared to 4.62 percent at March 31, 1997 and 3.70 percent at June 30, 1996. The annualized total consumer managed chargeoff ratio in the second quarter of 1997 was 4.51 percent, compared to 4.31 percent in the prior quarter and 3.29 percent in the year-ago quarter.

- The company's debt to total shareholder's equity was 4.7 to 1 at June 30, 1997 compared to 5.9 to 1 at December 31, 1996. Debt to common shareholder's equity was 4.8 to 1 at June 30, 1997 compared to 6.1 to 1 at December 31, 1996. The decrease in the ratios from year end is attributable to the capital contribution from the parent company in June 1997 to fund the TFS acquisition.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The major use of cash by the company is the origination or purchase of receivables or investment securities. The main sources of cash for the company are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1996 to June 30, 1997:

- The company paid $75.0 million of dividends to its parent company during the first quarter of 1997.

- The funding requirements of the company increased by $3.0 billion due to the acquisition of TFS, partially offset by lower receivable levels in the company's existing businesses.

- In June 1997, to enhance liquidity, the company entered into a $1.0 billion back-up line for its commercial paper program and established a $1.0 billion asset-backed conduit. Products that may be sold into this conduit include credit card receivables and unsecured consumer loans.

- In June 1997, the company received a capital contribution from its parent company of $976.5 million which was used to repay certain short-term borrowings in connection with the acquisition of the capital stock of TFS.

- The company had securitized home equity, Visa/MasterCard, private label and other unsecured receivables outstanding of $13.4 and $12.5 billion at June 30, 1997 and December 31, 1996, respectively. During the three months and six months ended June 30, 1997, the company securitized, excluding replenishments of certificate holder interests, $1.1 and $2.2 billion, respectively, of Visa/MasterCard and other unsecured receivables.

The composition of these securitizations by type is as follows
(in billions):

------------------------------------------------------------
                      Three months ended    Six months ended
                                June 30,            June 30,
                                    1997                1997
------------------------------------------------------------
Visa/MasterCard                  $   1.1            $   1.4
Other unsecured                      -                   .8
                                 -------            -------
Total                            $   1.1            $   2.2
                                 =======            =======

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the company plans to continue to utilize in the future.


INCOME STATEMENT REVIEW
-----------------------

Net interest margin
-------------------
Net interest margin was $282.1 and $555.5 million for the second quarter and first six months of 1997, up from $237.8 and $468.8 million in the prior year periods. The net interest margin percentages in the second quarter of 1997 and 1996 were adversely affected by temporary investments that were used to pre-fund acquisitions in both years. Excluding the impact of these temporary investments, net interest margin as a percent of average owned interest-earning assets, annualized, was 7.03 and 6.91 percent in the second quarter of 1997 and 1996, respectively. Including the impact of these temporary investments, net interest margin as a percent of average owned interest-earning assets, annualized, was
6.78 percent, up compared to 6.30 percent in the year-ago quarter. The increase in 1997 was primarily due to growth in average owned Visa/MasterCard and private label receivables.

Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $566.1 and $1,121.8 million for the second quarter and first six months of 1997, up 26 and 29 percent, respectively, compared to $450.0 and $869.5 million in the same year-ago periods. The net interest margin percentages on a managed basis were also adversely impacted by the previously-mentioned portfolio of temporary investments. Excluding the impact of these temporary investments, the net interest margin percentages on a managed basis were 7.86 and 7.62 percent in the second quarter of 1997 and 1996, respectively. Including the impact of these temporary investments, net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.71 percent compared to 7.21 percent in the year-ago quarter. The improvement over the year-ago quarter was primarily due to the continuing change in product mix to higher-yielding unsecured products and improved pricing.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an owned basis for the second quarter and first six months of 1997 totaled $194.2 and $427.7 million, up 50 and 66 percent from $129.4 and $258.3 million in the comparable prior year periods. In view of uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and seasoning of unsecured loan products, the company continued to increase its credit loss reserves in excess of current period chargeoffs. Provision in excess of chargeoffs related to owned receivables was $39 and $40 million for the three months ended June 30, 1997 and 1996, respectively, and $100 and $62 million for the six months ended June 30, 1997 and 1996, respectively. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Securitization income of $236.9 and $465.7 million in the second quarter and first six months of 1997, compared to $196.0 and $350.6 million in the same 1996 periods, consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 21 and 33 percent increase in securitization income compared to the second quarter and first six months of 1996, respectively, was primarily due to the higher levels of securitized receivables outstanding in 1997.

Fee income includes revenues from fee-based products such as Visa/MasterCard and private-label credit cards. Fee income was $64.3 and $119.0 million in the second quarter and first six months of 1997, up from $39.7 and $75.9 million in the comparable periods of the prior year, primarily due to higher late fees and interchange income as a result of the increase in the amount of average owned credit card receivables compared to the prior year.

Other income increased from $17.7 and $35.3 million in the second quarter and first six months of 1996 to $23.7 and $93.0 million in the same periods in 1997. The year-to-date 1997 amount includes nonrecurring gains of $50 million related to the sale of certain non-strategic assets during the first quarter.

Expenses
--------
Salaries and fringe benefits and other operating expenses were $259.5 and $538.7 million compared to $280.0 and $511.5 million in the second quarter and first six months of 1996. In the second quarter of 1996, the company recorded $19 million of nonrecurring charges related to the rationalization of certain office space, the settlement of litigation and other similar matters. The higher expense for the first six months of 1997 was primarily due to an increase in sales force in the consumer finance business, as well as the addition of collectors in all the company's businesses, as compared to the prior year.


CREDIT LOSS RESERVES
--------------------
The company's consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See
Note 4, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

-------------------------------------------------------------------------------
                                June 30,   March 31,   December 31,    June 30,
                                    1997        1997           1996        1996
-------------------------------------------------------------------------------
Owned                           $  825.4    $  724.1       $  671.5    $  656.4
Serviced with limited recourse     557.1       594.4          561.6       454.8
                                --------    --------       --------    --------
Total                           $1,382.5    $1,318.5       $1,233.1    $1,111.2
                                ========    ========       ========    ========

Credit loss reserves have increased due to seasoning of unsecured products and increased personal bankruptcies. Managed credit loss reserves as a percent of nonperforming managed receivables were
127.6 percent, compared to 131.4 percent at March 31, 1997 and
151.0 percent at June 30, 1996.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

---------------------------------------------------------------------
                      June 30,   March 31,   December 31,    June 30,
                          1997        1997           1996        1996
---------------------------------------------------------------------
Owned                     4.58%       4.70%          4.17%       4.31%
Managed                   4.40        4.66           4.31        4.26
                          ----        ----           ----        ----

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

CREDIT QUALITY
--------------
Delinquency levels in the consumer portfolio were lower than the prior quarter but increased compared to a year ago. Chargeoffs increased compared to both the previous and year-ago periods. The acquisition of TFS in June 1997 benefited the second quarter delinquency ratio but had no impact on the quarter's chargeoff ratio.

Delinquency and chargeoff levels are monitored on a managed basis since all of the receivables are originated using comparable underwriting standards, are managed by operating personnel without regard to portfolio ownership and result in a similar credit loss exposure.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

--------------------------------------------------------------------
                    6/30/97   3/31/97   12/31/96   9/30/96   6/30/96
--------------------------------------------------------------------
Home equity            2.94%     3.53%      3.62%     3.59%     3.47%
Visa/MasterCard        3.36      3.32       2.90      2.64      1.99
Private label          6.31      5.81       5.95      5.68      5.25
Other unsecured        7.85      7.68       7.04      6.79      6.59
                       ----      ----       ----      ----      ----
Total                  4.46%     4.62%      4.33%     4.14%     3.70%
                       ====      ====       ====      ====      ====

Delinquency as a percent of managed consumer receivables declined from the prior quarter but increased compared to a year ago. Excluding the impact of the acquisition of TFS, the home equity delinquency ratio was 3.61 percent, and the total delinquency ratio was 4.80 percent for the second quarter of 1997. The increase in the private label and other unsecured delinquency ratios from the first quarter was primarily due to the seasoning of these portfolios.

The increase in the delinquency ratio compared to a year ago was primarily due to seasoning of the portfolios, the company's continued shift in portfolio mix toward unsecured products, and a slower consumer payment pattern.


Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-------------------------------------------------------------------
                     Second     First    Fourth     Third    Second
                    Quarter   Quarter   Quarter   Quarter   Quarter
                       1997      1997      1996      1996      1996
-------------------------------------------------------------------
Home equity            1.09%     1.35%     1.22%      .96%      .91%
Visa/MasterCard        5.38      4.76      3.90      3.99      4.40
Private label          5.13      5.36      3.78      3.78      4.08
Other unsecured        6.78      6.34      5.53      5.57      4.31
                       ----      ----      ----      ----      ----
Total                  4.51%     4.31%     3.51%     3.45%     3.29%
                       ====      ====      ====      ====      ====

Net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1997 increased compared to both the prior and year-ago periods. Approximately 75 percent of the 20 basis point increase in the total chargeoff ratio from the first quarter of 1997 was due to higher personal bankruptcies in the domestic Visa/MasterCard portfolio. For the Visa/MasterCard product, higher bankruptcy chargeoffs accounted for 90 percent of the increase in the second quarter's ratio. The remaining increase in the total chargeoff ratio was primarily attributable to the continued seasoning of the other unsecured portfolio.

The increase in the chargeoff ratio compared to a year ago was primarily due to increased bankruptcy filings in the Visa/MasterCard portfolio and continued seasoning of the private label and other unsecured portfolios. The increase in net chargeoffs is consistent with the company's outlook given overall industry conditions.


Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

------------------------------------------------------------------------------------
In millions.                       6/30/97    3/31/97   12/31/96   9/30/96   6/30/96
------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                     $  616.3   $  558.4   $  519.9    $500.0    $487.1
Accruing managed consumer
  receivables 90 or more days
  delinquent                         454.4      432.2      405.7     310.0     229.1
Renegotiated commercial
  loans                               12.9       12.9       12.9      19.9      19.9
                                  --------   --------   --------    ------    ------
Total nonperforming managed
  receivables                      1,083.6    1,003.5      938.5     829.9     736.1
Real estate owned                    119.6      125.6      112.1     107.4     103.5
                                  --------   --------   --------    ------    ------
Total nonperforming assets        $1,203.2   $1,129.1   $1,050.6    $937.3    $839.6
                                  ========   ========   ========    ======    ======
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                127.6%     131.4%     131.4%    140.7%    151.0%
                                  --------   --------   --------    ------    ------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       27      Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       During the second quarter of 1997, the Registrant filed a Current Report on Form 8-K dated May 23, 1997 announcing the intent to purchase Transamerica's Consumer Finance Business, and a Current Report on Form 8-K dated June 23, 1997 announcing the completion of the acquisition of Transamerica's Consumer Finance Business.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD FINANCE CORPORATION
                              -----------------------------
                              (Registrant)



Date: August 13, 1997         By: /s/ David A. Schoenholz
      ---------------         ---------------------------
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