Form 10-Q
period 1997-09-30
HOUSEHOLD FINANCE CORP
filed 1997-11-13
CIK 48681

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1997, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

          HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                                   Page
                                                                  ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months and Nine Months
          Ended September 30, 1997 and 1996                          2

          Condensed Consolidated Balance Sheets -
          September 30, 1997 (Unaudited) and December 31, 1996       3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended
          September 30, 1997 and 1996                                4

          Financial Highlights                                       5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                                     6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations             11



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                          18

  Signature                                                         19

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

In millions.

----------------------------------------------------------------------------------------------
                                              Three months ended             Nine months ended
                                                   September 30,                 September 30,
                                            1997            1996           1997           1996
----------------------------------------------------------------------------------------------
Finance income                            $561.1          $509.4       $1,573.1       $1,371.9
Interest income from noninsurance
  investment securities                      4.0             5.6           20.5           30.3
Interest expense                           266.0           239.8          739.0          658.2
                                          ------          ------       --------       --------
Net interest margin                        299.1           275.2          854.6          744.0
Provision for credit losses on owned
  receivables                              194.5           114.7          622.2          373.0
                                          ------          ------       --------       --------
Net interest margin after provision for
  credit losses                            104.6           160.5          232.4          371.0
                                          ------          ------       --------       --------
Securitization income                      267.9           178.4          733.6          529.0
Insurance revenues                          45.7            42.0          131.6          124.1
Investment income                           30.3            32.6           81.1          122.3
Fee income                                  87.6            50.0          206.6          125.9
Other income                                45.8            27.8          138.8           63.1
                                          ------          ------       --------       --------
Total other revenues                       477.3           330.8        1,291.7          964.4
                                          ------          ------       --------       --------
Salaries and fringe benefits               127.3            98.1          350.1          278.8
Other operating expenses                   166.2           179.7          482.1          510.5
Policyholders' benefits                     42.6            50.3          125.8          165.0
                                          ------          ------       --------       --------
Total costs and expenses                   336.1           328.1          958.0          954.3
                                          ------          ------       --------       --------
Income before income taxes                 245.8           163.2          566.1          381.1
Income taxes                                89.6            57.8          205.1          122.5
                                          ------          ------       --------       --------
Net income                                $156.2          $105.4       $  361.0       $  258.6
                                          ======          ======       ========       ========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

-----------------------------------------------------------------------------
                                                September 30,    December 31,
                                                         1997            1996
-----------------------------------------------------------------------------
ASSETS                                             (Unaudited)
------
Cash                                                $   172.7       $   228.5
Investment securities                                 1,759.1         1,720.0
Receivables, net                                     17,309.0        16,391.7
Advances to (from) parent company and affiliates        169.2            (7.6)
Acquired intangibles and goodwill, net                1,569.7           938.2
Properties and equipment, net                           246.4           268.7
Real estate owned                                       122.9           112.1
Other assets                                            950.1           928.2
                                                    ---------       ---------
Total assets                                        $22,299.1       $20,579.8
                                                    =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings       $ 4,387.3       $ 5,223.5
  Senior and senior subordinated debt (with
     original maturities over one year)              12,097.7        10,648.3
                                                    ---------       ---------
Total debt                                           16,485.0        15,871.8
Insurance policy and claim reserves                   1,058.0         1,021.7
Other liabilities                                       894.9           993.5
                                                    ---------       ---------
Total liabilities                                    18,437.9        17,887.0
                                                    ---------       ---------
Preferred stock                                           -             100.0
                                                    ---------       ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares
     authorized, issued and outstanding at
     September 30, 1997 and December 31, 1996,
     and additional paid-in capital                   1,869.3           892.8
  Retained earnings                                   2,002.9         1,721.6
  Foreign currency translation adjustments               (7.7)           (8.9)
  Unrealized loss on investments, net                    (3.3)          (12.7)
                                                    ---------       ---------
Total common shareholder's equity                     3,861.2         2,592.8
                                                    ---------       ---------
Total liabilities and shareholder's equity          $22,299.1       $20,579.8
                                                    =========       =========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

------------------------------------------------------------------------------
Nine months ended September 30                              1997          1996
------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                             $   361.0     $   258.6
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables         622.2         373.0
  Insurance policy and claim reserves                       75.1          63.9
  Depreciation and amortization                            166.7         143.8
  Net realized gains from sales of assets                  (74.9)        (10.7)
  Other, net                                              (155.3)         15.4
                                                       ---------     ---------
Cash provided by operations                                994.8         844.0
                                                       ---------     ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                               (926.1)     (1,362.8)
  Matured                                                  145.1         237.6
  Sold                                                     784.3       1,632.3
Short-term investment securities, net change                59.5          77.3
Receivables:
  Originations, net                                     (8,970.4)     (8,622.9)
  Purchased                                               (584.7)     (3,601.4)
  Sold                                                  11,014.9       8,452.5
Purchase capital stock of Transamerica Financial
  Services Holding Company                              (1,059.6)          -
Acquisition of portfolios, net                               -          (620.1)
Properties and equipment purchased                         (36.7)        (42.5)
Properties and equipment sold                                2.6           4.5
Advances to parent company and affiliates, net            (176.8)         23.5
                                                       ---------     ---------
Cash increase (decrease) from investments
  in operations                                            252.1      (3,822.0)
                                                       ---------     ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                               (835.0)        769.4
Senior and senior subordinated debt issued               4,149.3       4,798.9
Senior and senior subordinated debt retired             (2,698.0)     (2,200.6)
Repayment of Transamerica Financial Services
  Holding Company debt                                  (2,679.7)          -
Policyholders' benefits paid                               (93.2)       (482.5)
Cash received from policyholders                            57.1          37.6
Dividends on preferred stock                                (4.7)         (5.4)
Redemption of preferred stock                             (100.0)          -
Dividends paid to parent company                           (75.0)          -
Capital contributions from parent company                  976.5         200.0
                                                       ---------     ---------
Cash increase (decrease) from financing and
  capital transactions                                  (1,302.7)      3,117.4
                                                       ---------     ---------
Increase (decrease) in cash                                (55.8)        139.4
Cash at January 1                                          228.5         154.7
                                                       ---------     ---------
Cash at September 30                                   $   172.7     $   294.1
                                                       =========     =========
Supplemental cash flow information:
Interest paid                                          $   701.3     $   659.9
                                                       ---------     ---------
Income taxes paid                                          161.6         211.1
                                                       ---------     ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
---------------------

All dollar amounts are stated in millions.

----------------------------------------------------------------------------------------
                                        Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                           1997       1996           1997           1996
----------------------------------------------------------------------------------------
Net income                             $  156.2     $105.4         $  361.0     $  258.6
                                       --------     ------         --------     --------
Revenues                                1,042.4      845.8          2,885.3      2,366.6
                                       --------     ------         --------     --------
Return on average common
  shareholder's equity <F1>                16.5%      18.1%            15.5%        15.4%
                                       --------     ------         --------     --------
Return on average owned assets <F1>        2.65       2.07             2.19         1.81
                                       --------     ------         --------     --------

All dollar amounts are stated in millions.

--------------------------------------------------------------------------
                                     September 30,            December 31,
                                              1997                    1996
--------------------------------------------------------------------------
Total assets:
  Owned                                 $22,299.1                $20,579.8
  Managed                                36,271.4                 33,089.2
                                        ---------                ---------
Receivables:
  Owned                                 $17,229.1                $16,086.8
  Serviced with limited recourse         13,972.3                 12,509.4
                                        ---------                ---------
  Managed                               $31,201.4                $28,596.2
                                        =========                =========
Debt to total shareholder's equity          4.3:1                    5.9:1
                                        ---------                ---------
Debt to common shareholder's equity         4.3:1                    6.1:1
                                        ---------                ---------

[FN]
<F1>  Annualized.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation and its subsidiaries (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.


2.   ACQUISITIONS
-----------------
On June 23, 1997, Household International, Inc. and a wholly-owned subsidiary of Household Finance Corporation (a wholly-owned subsidiary of Household International, Inc.) acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.7 billion of TFS debt owed to affiliates of TA. The company added approximately $3.1 billion of real estate secured receivables as a result of the acquisition. The acquisition of TFS was accounted for as a purchase, and accordingly, TFS' operations have been included in the company's results of operations from June 24, 1997. The acquisition of TFS was not material to the company's consolidated financial statements.

In June 1997, the company received a capital contribution from Household International, Inc. of $976.5 million which was used to repay certain short-term borrowings in connection with the purchase of TFS.

On October 21, 1997, Household International and a wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company. The acquisition of ACC will be accounted for as a purchase. Upon the consummation of this transaction, Household International contributed the investment in ACC to Household Finance Corporation. The financial position and results of operations of ACC will not be material to the company's consolidated financial statements.

3.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

---------------------------------------------------------------------------------------
In millions.                           September 30, 1997             December 31, 1996
---------------------------------------------------------------------------------------
                                 Amortized           Fair      Amortized           Fair
                                      Cost          Value           Cost          Value
---------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities      $  129.0       $  131.4       $  212.7        $ 213.1
Corporate debt securities          1,245.2        1,251.4        1,069.5        1,058.5
U.S. government and federal
  agency debt securities             221.2          207.5          252.6          243.7
Other                                143.4          143.4          180.5          180.5
                                  --------       --------       --------       --------
Subtotal                           1,738.8        1,733.7        1,715.3        1,695.8
Accrued investment income             25.4           25.4           24.2           24.2
                                  --------       --------       --------       --------
Total investment securities       $1,764.2       $1,759.1       $1,739.5       $1,720.0
                                  ========       ========       ========       ========

4.   RECEIVABLES
----------------
Receivables consisted of the following:

---------------------------------------------------------------------------
                                          September 30,        December 31,
In millions.                                       1997                1996
---------------------------------------------------------------------------
Home equity                                   $ 6,573.3           $ 2,513.9
Visa/MasterCard                                 3,849.5             6,308.9
Private label                                   3,972.2             3,807.0
Other unsecured                                 2,026.1             2,564.4
Commercial                                        808.0               892.6
                                              ---------           ----------
Total owned receivables                        17,229.1            16,086.8

Accrued finance charges                           234.7               215.8
Credit loss reserve for owned receivables        (834.6)             (671.5)
Unearned credit insurance premiums
  and claims reserves                            (110.1)              (82.6)
Amounts due and deferred from
  receivables sales                             1,395.7             1,404.8
Reserve for receivables serviced with
  limited recourse                               (605.8)             (561.6)
                                              ---------           ---------
Total owned receivables, net                   17,309.0            16,391.7
Receivables serviced with limited
  recourse                                     13,972.3            12,509.4
                                              ---------           ---------
Total managed receivables, net                $31,281.3           $28,901.1
                                              =========           =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

---------------------------------------------------------------------------
                                          September 30,        December 31,
In millions.                                       1997                1996
---------------------------------------------------------------------------
Home equity                                   $ 3,371.8           $ 4,337.5
Visa/MasterCard                                 6,395.8             5,043.5
Private label                                     375.0               517.0
Other unsecured                                 3,829.7             2,611.4
                                              ---------           ---------
Total                                         $13,972.3           $12,509.4
                                              =========           =========
/TABLE

The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

----------------------------------------------------------
                              September 30,   December 31,
In millions.                           1997           1996
----------------------------------------------------------
Home equity                       $ 9,945.1       $6,851.4
Visa/MasterCard                    10,245.3       11,352.4
Private label                       4,347.2        4,324.0
Other unsecured                     5,855.8        5,175.8
Commercial                            808.0          892.6
                                  ----------     ---------
Total                             $31,201.4      $28,596.2
                                  =========     ==========

At September 30, 1997 and December 31, 1996, the amounts due and deferred from receivables sales of $1,395.7 and $1,404.8 million, respectively, included unamortized securitization assets and funds established pursuant to the recourse provisions for certain sales totaling $1,293.0 and $1,096.5 million, respectively. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $78.0 and $275.7 million at September 30, 1997 and December 31, 1996, respectively. In addition, the company has subordinated interests in certain transactions, which were recorded as receivables, of $730.0 and $388.5 million at September 30, 1997 and December 31, 1996, respectively. The company has agreements with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses relating to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $605.8 and $561.6 million at September 30, 1997 and December 31, 1996, respectively, and represent the company's best estimate of possible losses on receivables serviced with limited recourse.

5.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:

--------------------------------------------------------------------------------------
                                        Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
In millions.                             1997         1996           1997         1996
--------------------------------------------------------------------------------------
Credit loss reserves for owned
 receivables at beginning
 of period                           $  825.4     $  656.4       $  671.5     $  531.8
Provision for credit losses             194.5        114.7          622.2        373.0
Chargeoffs                             (204.1)      (146.4)        (572.7)      (381.0)
Recoveries                               21.1         19.6           61.9         57.7
Portfolio acquisitions, net              (2.3)        (9.7)          51.7         53.1
                                     --------     --------       --------     --------
TOTAL CREDIT LOSS RESERVES FOR
 OWNED RECEIVABLES AT
 SEPTEMBER 30                           834.6        634.6          834.6        634.6
                                     --------     --------       --------     --------

Credit loss reserves for
 receivables serviced with
 limited recourse at beginning
 of period                              557.1        454.8          561.6        334.2
Provision for credit losses             222.5        167.7          499.4         432.1
Chargeoffs                             (186.6)       (94.0)        (484.5)       (241.7)
Recoveries                               12.9          5.0           27.0          10.2
Other, net                                (.1)         (.6)           2.3          (1.9)
                                     --------     --------       --------     ---------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH
 LIMITED RECOURSE AT
 SEPTEMBER 30                           605.8        532.9          605.8         532.9
                                     --------     --------       --------     ---------
TOTAL CREDIT LOSS RESERVES FOR
 MANAGED RECEIVABLES AT
 SEPTEMBER 30                        $1,440.4     $1,167.5       $1,440.4      $1,167.5
                                     ========     ========       ========      ========

6.   INCOME TAXES
-----------------
Effective tax rates for the nine months ended September 30, 1997 and 1996 of 36.2 and 32.1 percent, respectively, differ from the statutory federal income tax rate for the respective periods primarily because of the effects of (a) leveraged lease tax benefits,
(b) dividends received deduction applicable to term preferred stock,
(c) amortization of intangible assets, (d) state and local income taxes and (e) United States loss carry forwards in 1996.


7.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
----------------------------------------------------
HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to (from) parent company and affiliates were $169.2 million at September 30, 1997 compared to $(7.6) million at December 31, 1996. Advances from parent company and affiliates, which are included in commercial paper, bank and other borrowings, were $74.1 and $15.0 million at September 30, 1997 and December 31, 1996, respectively. Net interest income on affiliated balances for the third quarter and first nine months of 1997 was $4.8 and $15.5 million, respectively, compared to $3.4 and $5.6 million, respectively, for the same 1996 periods.

8.   INTEREST RATE CONTRACTS
----------------------------
At September 30, 1997 and December 31, 1996, all of the company's interest rate contracts qualified as hedges or synthetic alterations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS SUMMARY
------------------
Net income for the third quarter and first nine months of 1997 was $156.2 and $361.0 million, an increase of 48 and 40 percent, respectively, compared to $105.4 and $258.6 million in the comparable 1996 periods. The company's annualized return on average common shareholder's equity for the third quarter and first nine months of 1997 was 16.5 and 15.5 percent, respectively, compared to
18.1 and 15.4 percent in the respective year-ago periods. The annualized return on average owned assets improved to 2.65 and 2.19 percent in the third quarter and first nine months of 1997, respectively, up from 2.07 and 1.81 percent in the same year-ago periods.

- The following is a summary of the operating results of the company's key businesses for the third quarter and first nine months of 1997 compared to the corresponding prior year periods:

  Net interest margin in the consumer finance business continued to expand in the third quarter and first nine months of 1997 due to improved pricing and higher levels of managed receivables, but was partially offset by increased credit losses primarily due to higher levels of personal bankruptcies.

  In the third quarter, the Visa/MasterCard* business achieved higher fee income and improved efficiency, which was offset by higher credit losses resulting primarily from increased personal bankruptcy filings. During the first nine months of 1997, the Visa/MasterCard business realized higher net interest margin and fee income, and improved efficiency, which more than offset higher credit losses resulting primarily from increased personal bankruptcy filings. The company has continued its program to improve the profitability of its credit card portfolios by selling non-strategic portfolios, refining pricing strategies, increasing fees and systematically eliminating unprofitable accounts. Results for this business continued to benefit from the company's co-branding and affinity relationship strategies, in particular the association with the General Motors credit card ("GM Card") program and the Union Privilege Visa/MasterCard portfolio acquired in June 1996.

  The private-label credit card business reported higher credit losses reflecting the maturing of promotional balances and increased personal bankruptcy filings in the third quarter and first nine months of 1997, which were partially offset by higher net interest margin.

- On June 23, 1997, Household International, Inc. and a wholly-owned subsidiary of Household Finance Corporation acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.7 billion of TFS debt owed to affiliates of TA. The company added approximately $3.1 billion of real estate secured receivables as a result of the acquisition. The acquisition of TFS strengthened the company's core consumer finance operations by expanding its branch network by 92 branches, adding new customer accounts, and increasing the secured loan portion of the company's receivables portfolio. As of September 30, 1997, the company has essentially completed the integration of TFS. The company has closed all redundant branches and has completely integrated all back-office functions.

  In June 1997, the company received a capital contribution from Household International, Inc. of $976.5 million which was used to repay certain short-term borrowings in connection with the purchase of TFS.


* VISA and MasterCard are registered trademarks of VISA USA, Inc.
  and MasterCard International, Incorporated, respectively.

- The company continues to maintain its credit loss reserve position due to uncertainty over consumer payment patterns and seasoning of unsecured loan products. The company increased its credit loss reserves during the first nine months of 1997 by providing reserves in excess of net chargeoffs for owned receivables of $111 million.

- On October 21, 1997, Household International and a wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company. The acquisition of ACC will be accounted for as a purchase. Upon the consummation of this transaction, Household International contributed the investment in ACC to Household Finance Corporation. The financial position and results of operations of ACC will not be material to the company's consolidated financial statements.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (owned and serviced with limited recourse) were $30.4 billion at September 30, 1997, compared to $30.6 billion at June 30, 1997 and $25.7 billion at September 30, 1996. The increase from the prior year was primarily due to the acquisition of TFS in June 1997. Private label and other unsecured product lines grew approximately 7 and 22 percent, respectively, over prior year levels. Home equity loans rose 48 percent year over year. Visa/MasterCard receivables were flat with the level of a year ago.

- Compared to the second quarter, managed consumer receivables were down one percent. Home equity receivables fell slightly during the quarter as the company's sales force focused on the conversion and retention of TFS customers. Although successful in the retention of TFS customers, the company experienced some attrition in the base portfolio as new volume did not keep pace with runoff. The Visa/MasterCard portfolio was also down due to the sale and planned runoff of non-strategic and less profitable receivables during the third quarter.

- Owned consumer receivables were $16.4 billion at September 30, 1997, compared to $17.2 billion at June 30, 1997 and $14.6 billion at September 30, 1996. Changes in owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- The company's managed credit loss reserves were $1,440.4 million at September 30, 1997, up from $1,382.5 million at June 30, 1997 and $1,167.5 million at September 30, 1996. Credit loss reserves as a percent of managed receivables were 4.62 percent, compared to 4.40 percent at June 30, 1997 and 4.37 percent at September 30, 1996. Reserves as a percent of nonperforming managed receivables were 126.5 percent, compared to 127.6 percent at June 30, 1997 and 140.7 percent at September 30, 1996. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 4.84 percent, compared to 4.46 percent at June 30, 1997 and 4.14 percent at September 30, 1996. The annualized total consumer managed chargeoff ratio in the third quarter of 1997 was 4.65 percent, compared to 4.51 percent in the prior quarter and 3.45 percent in the year-ago quarter.

- The company's debt to total shareholder's equity was 4.3 to 1 at September 30, 1997 compared to 5.9 to 1 at December 31, 1996. Debt to common shareholder's equity was 4.3 to 1 at September 30, 1997 compared to 6.1 to 1 at December 31, 1996. The decrease in the ratios from year end is primarily attributable to the capital contribution from the parent company in June 1997 to fund the TFS acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The major use of cash by the company is the origination or purchase of receivables or investment securities. The main sources of cash for the company are the collection and sales of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt; and cash provided by operations.

The following describes major changes in the company's funding base from December 31, 1996 to September 30, 1997:

- The company paid $75.0 million of dividends to its parent company during the first quarter of 1997.

- In June 1997, the company entered into a $1.0 billion back-up line for its commercial paper program and established a $1.0 billion asset-backed conduit. Products that may be sold into the conduit include credit card receivables and unsecured consumer loans. The company subsequently terminated the $1.0 billion back-up line and, in August 1997, replaced it with a $1.3 billion back-up line for its commercial paper program.

- In June 1997, the company received a capital contribution from its parent company of $976.5 million which was used to repay certain short-term borrowings in connection with the acquisition of the capital stock of TFS.

- On August 15, 1997, the company redeemed, at par, all outstanding shares of its 7.25% term cumulative preferred Series 1992-A, for $100 per depositary share plus accrued and unpaid dividends.

- The funding requirements of the company increased by $1.7 billion due to the acquisition of TFS in June 1997, partially offset by lower receivable levels in the company's existing businesses.

- The company had securitized home equity, Visa/MasterCard, private label and other unsecured receivables outstanding of $14.0 and $12.5 billion at September 30, 1997 and December 31, 1996, respectively. During the three months and nine months ended September 30, 1997, the company securitized, excluding replenishments of certificate holder interests, $1.0 and $3.2 billion, respectively, of Visa/MasterCard and other unsecured receivables.

The composition of these securitizations by type is as follows
(in billions):

---------------------------------------------------------------
                        Three months ended    Nine months ended
                             September 30,        September 30,
                                      1997                 1997
---------------------------------------------------------------
Visa/MasterCard                       $ .1                 $1.5
Other unsecured                         .9                  1.7
                                      ----                  ---
Total                                 $1.0                 $3.2
                                      ====                 ====

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the company plans to continue to utilize in the future.

INCOME STATEMENT REVIEW
-----------------------

Net interest margin
-------------------
Net interest margin was $299.1 and $854.6 million for the third quarter and first nine months of 1997, up from $275.2 and $744.0 million in the prior year periods. Net interest margin as a percent of average owned interest-earning assets, annualized, was 6.80 percent compared to 7.03 percent in the previous quarter and 6.91 percent in the year-ago quarter. The net interest margin percentage in the second quarter of 1997 excludes the impact of temporary investments that were used to pre-fund the acquisition of TFS. Including the impact of these temporary investments, net interest margin as a percent of average owned interest-earning assets, annualized, was 6.78 percent in the second quarter of 1997. The decrease in the net interest margin percentage in the third quarter was the result of the change in product mix in the owned portfolio due to asset securitizations, as discussed below. The dollar increase in 1997 was primarily due to an increase in average owned home equity loans and growth in private label receivables.

Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized and sold rather than held in portfolio, net interest income is shifted to securitization income. Net interest margin on a managed basis, assuming receivables securitized and sold were instead held in the portfolio, was $624.6 and $1,746.4 million for the third quarter and first nine months of 1997, up 24 and 27 percent, respectively, compared to $502.0 and $1,371.5 million in the same year-ago periods. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.88 percent compared to 7.86 percent in the previous quarter and 7.48 percent in the year-ago quarter. The net interest margin percentage on a managed basis for the second quarter was also adversely impacted by the previously-mentioned portfolio of temporary investments. Including the impact of these temporary investments, the net interest margin percentage on a managed basis was 7.71 percent in the second quarter of 1997. The improvement over the year-ago quarter was primarily due to improved pricing and the continuing change in product mix.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an owned basis for the third quarter and first nine months of 1997 totaled $194.5 and $622.2 million, up 70 and 67 percent from $114.7 and $373.0 million in the comparable prior year periods. In view of uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and seasoning of unsecured loan products, the company continued to increase its credit loss reserves in excess of current period chargeoffs. Provision in excess of net chargeoffs related to owned receivables was $12 million for the three months ended September 30, 1997 compared to net chargeoffs in excess of provision of $12 million for the same period in 1996. For the nine months ended September 30, 1997 and 1996, provision in excess of net chargeoffs related to owned receivables was $111 and $50 million, respectively. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Securitization income of $267.9 and $733.6 million in the third quarter and first nine months of 1997, compared to $178.4 and $529.0 million in the same 1996 periods, consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The 50 and 39 percent increases in securitization income compared to the third quarter and first nine months of 1996, respectively, were primarily due to the higher levels of securitized receivables outstanding in 1997.

Fee income includes revenues from fee-based products such as Visa/MasterCard and private-label credit cards. Fee income was $87.6 and $206.6 million in the third quarter and first nine months of 1997, up from $50.0 and $125.9 million in the comparable periods of the prior year. The increase reflected higher late fees as a result of increased average owned credit card receivables compared to the prior year.

Other income was $45.8 and $138.8 million in the third quarter and first nine months of 1997, up from $27.8 and $63.1 million in the same periods in 1996. The increase compared to the third quarter of 1996 was the result of nonrecurring gains recognized on the sales of Visa/MasterCard receivables from the company's non co-branded portfolio. The year-to-date 1997 amount included nonrecurring gains of $50 million related to the sale of certain non-strategic assets during the first quarter.

Expenses
--------
Salaries and fringe benefits and other operating expenses were $293.5 and $832.2 million compared to $277.8 and $789.3 million in the third quarter and first nine months of 1996. In the second quarter of 1996, the company recorded $19 million of nonrecurring charges related to the rationalization of certain office space, the settlement of litigation and other similar matters. The higher expense for the third quarter and first nine months of 1997 was primarily due to an increase in sales force in the consumer finance business, resulting from the acquisition of TFS in June 1997.

CREDIT LOSS RESERVES
--------------------
The company's consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves for recourse obligations for receivables sold, were as follows (in millions):

------------------------------------------------------------------------------------
                      September 30,       June 30,     December 31,    September 30,
                               1997           1997             1996             1996
------------------------------------------------------------------------------------
Owned                      $  834.6       $  825.4         $  671.5         $  634.6
Serviced with limited
  recourse                    605.8          557.1            561.6            532.9
                           --------       --------         --------         --------
Total                      $1,440.4       $1,382.5         $1,233.1         $1,167.5
                           ========       ========         ========         ========

Credit loss reserves have increased due to seasoning of unsecured products and increased personal bankruptcies. Managed credit loss reserves as a percent of nonperforming managed receivables were
126.5 percent, compared to 127.6 percent at June 30, 1997 and 140.7 percent at September 30, 1996.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

------------------------------------------------------------------------------------
                      September 30,       June 30,     December 31,    September 30,
                               1997           1997             1996             1996
------------------------------------------------------------------------------------
Owned                          4.84%          4.58%            4.17%            4.06%
Managed                        4.62           4.40             4.31             4.37
                               ----           ----             ----             ----

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

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

-----------------------------------------------------------------------------------------
                       9/30/97        6/30/97       3/31/97       12/31/96        9/30/96
-----------------------------------------------------------------------------------------
Home equity               3.20%          2.94%         3.53%          3.62%          3.59%
Visa/MasterCard           3.39           3.36          3.32           2.90           2.64
Private label             7.06           6.31          5.81           5.95           5.68
Other unsecured           8.52           7.85          7.68           7.04           6.79
                          ----           ----          ----           ----           ----
Total                     4.84%          4.46%         4.62%          4.33%          4.14%
                          ====           ====          ====           ====           ====

Delinquency as a percent of managed consumer receivables increased from the prior quarter and the prior year. The increase in delinquency from the second quarter was primarily due to seasoning of the other unsecured portfolio, as well as seasoning of promotional business in the private label portfolio. Home equity delinquency was up due to the normal maturation of the TFS acquisition. Visa/MasterCard delinquency was moderately flat in the quarter.

The increase in the delinquency ratio compared to a year ago was primarily due to seasoning of the portfolios and the company's continued shift in portfolio mix toward unsecured products.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-----------------------------------------------------------------------------------------
                        Third          Second         First          Fourth         Third
                      Quarter         Quarter       Quarter         Quarter       Quarter
                         1997            1997          1997            1996          1996
-----------------------------------------------------------------------------------------
Home equity               .69%           1.09%         1.35%           1.22%          .96%
Visa/MasterCard          6.57            5.38          4.76            3.90          3.99
Private label            5.52            5.13          5.36            3.78          3.78
Other unsecured          7.36            6.78          6.34            5.53          5.57
                         ----            ----          ----            ----          ----
Total                    4.65%           4.51%         4.31%           3.51%         3.45%
                         ====            ====          ====            ====          ====

Net chargeoffs as a percent of average managed consumer receivables for the third quarter of 1997 increased compared to both the prior and year-ago periods. The increase in Visa/MasterCard chargeoffs in the quarter was primarily due to the maturation of the portfolio purchased from Barnett Banks, Inc. in the fourth quarter of 1996. The Visa/MasterCard chargeoff ratio was also negatively affected by lower average receivables compared to the prior quarter. Chargeoffs in the private label portfolio also increased due to the maturing of promotional balances and high levels of personal bankruptcies. The remaining increase in the total chargeoff ratio was primarily attributable to the continued seasoning of the other unsecured portfolio, also coupled with high levels of personal bankruptcies.

The increase in the chargeoff ratio compared to a year ago was primarily due to increased bankruptcy filings in the Visa/MasterCard portfolio and continued seasoning of the private label and other unsecured portfolios.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

------------------------------------------------------------------------------------------------
In millions.                       9/30/97       6/30/97       3/31/97      12/31/96     9/30/96
------------------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                     $  654.7      $  616.3      $  558.4      $  519.9      $500.0
Accruing managed consumer
  receivables 90 or more days
  delinquent                         470.9         454.4         432.2         405.7       310.0
Renegotiated commercial
  loans                               12.9          12.9          12.9          12.9        19.9
                                  --------      --------      --------      --------      ------
Total nonperforming managed
  receivables                      1,138.5       1,083.6       1,003.5         938.5       829.9
Real estate owned                    122.9         119.6         125.6         112.1       107.4
                                  --------      --------      --------       --------     ------
Total nonperforming assets        $1,261.4      $1,203.2      $1,129.1       $1,050.6     $937.3
                                  ========      ========      ========       ========     ======
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                126.5%        127.6%        131.4%         131.4%     140.7%
                                  --------      --------      --------       --------     ------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       27      Financial Data Schedule.

       99.1    Debt and Preferred Stock Securities Ratings.

  (b)  Reports on Form 8-K

       No Form 8-K reports were filed during the third quarter of 1997.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD FINANCE CORPORATION
                              -----------------------------
                              (Registrant)



Date:  November 13, 1997      By: /s/ David A. Schoenholz
       -----------------      ------------------------------------
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