Form 10-K405
period 1997-12-31
HOUSEHOLD FINANCE CORP
filed 1998-03-30
CIK 48681

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NUMBER 1-75

                         HOUSEHOLD FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                36-1239445
         (State of incorporation)           (I.R.S. Employer Identification No.)

             2700 SANDERS ROAD                              60070
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

     AS OF MARCH 18, 1998, THERE WERE 1,000 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING, ALL OF WHICH ARE OWNED BY HOUSEHOLD INTERNATIONAL, INC.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                               TABLE OF CONTENTS

                                PART/ITEM NO.                                   PAGE
                                -------------                                   ----
PART I.
     Item 1.      Business....................................................     1
                  Cautionary Statement on Forward-Looking Statements..........     1
     Item 2.      Properties..................................................     1
     Item 3.      Legal Proceedings...........................................     1
     Item 4.      Submission of Matters to a Vote of Security Holders.........     2
PART II.
     Item 5.      Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................     2
     Item 6.      Selected Financial Data.....................................     2
     Item 7.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................     2
                  Financial Highlights........................................     2
                  Operations Summary..........................................     3
                  Balance Sheet Review........................................     4
                  Statement of Income Review..................................     5
                  Credit Quality..............................................     7
                  Credit Loss Reserves........................................     9
                  Liquidity and Capital Resources.............................     9
                  Glossary of Terms...........................................    13
     Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...    15
     Item 8.      Financial Statements and Supplementary Data.................    15
     Item 9.      Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................    15
PART III.
     Item 10.     Directors and Executive Officers of the Registrant..........    15
     Item 11.     Executive Compensation......................................    15
     Item 12.     Security Ownership of Certain Beneficial Owners and
                    Management................................................    15
     Item 13.     Certain Relationships and Related Transactions..............    15
PART IV.
     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.......................................................    16
                  Financial Statements........................................    16
                  Reports on Form 8-K.........................................    16
                  Exhibits....................................................    16
                  Schedules...................................................    16
Signatures....................................................................    17
Report of Independent Public Accountants......................................   F-1
Consolidated Statements of Income.............................................   F-2
Consolidated Balance Sheets...................................................   F-3
Consolidated Statements of Cash Flows.........................................   F-4
Consolidated Statements of Changes in Preferred Stock and Common Shareholder's
  Equity......................................................................   F-5
Notes to Consolidated Financial Statements....................................   F-6
Selected Quarterly Financial Data (Unaudited).................................  F-28
Schedule II...................................................................  F-29

PART I.

ITEM 1. BUSINESS.

     Household Finance Corporation ("HFC") is a wholly-owned subsidiary of Household International, Inc. ("Household International"). HFC and its subsidiaries may also be referred to in this Form 10-K as "we", "us" or "our." We primarily offer home equity loans, auto finance loans, and unsecured loans, including MasterCard*, VISA*, and private label credit cards to consumers in the United States. Loans are marketed through branch lending offices, direct mail and telemarketing as well as through dealer networks and retail stores in connection with our private label business. We also purchase loans of a similar nature from other lenders. Our loans may bear interest at either a fixed or floating rate and may be offered at fixed dollar amounts or on a revolving basis, such as a line of credit, that allows the customer to borrow up to a fixed credit limit. Our subsidiaries generally service these loans, including loans made by the credit card operations of Household International.

     Where applicable laws permit, credit life, credit accident, health and disability insurance is offered to our customers in connection with our products. Such insurance is generally written directly by, or reinsured with one of our affiliates.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain matters discussed throughout this Form 10-K or in the information incorporated herein by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions, and involve risks and uncertainties that could cause these results to be materially different. For example, operating results may be affected by external factors such as: changes in laws and regulations, including changes in accounting standards; changes in overall economic conditions, including the interest rate environment in which we operate and currency fluctuations; consumer perception of the availability of credit, including the ramifications of filing for personal bankruptcy; the effectiveness of programs to predict delinquency or loss or improve collections and consumer acceptance and demand for our loan products.

ITEM 2. PROPERTIES.

     Substantially all of our branch offices and headquarters space is leased, except for a credit card processing facility located in Las Vegas, Nevada. We believe that such properties are in good condition and are adequate to meet our current and reasonably anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

     We have developed and implemented compliance functions to monitor our operations to ensure that we comply with all applicable laws. However, we are parties to various legal proceedings resulting from ordinary business activities. Certain of these actions are or purport to be class actions seeking damages in very large amounts. Due to the uncertainties in litigation and other factors, we cannot assure you that we will ultimately prevail in each instance. We believe that we have meritorious defenses to these actions and any adverse decision should not materially affect our consolidated financial condition.

     During the past several years, the press has widely reported certain industry related concerns which may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the state of Alabama and the large punitive awards obtained from juries in that state. Like other companies in this industry, we and some of our subsidiaries are involved in a number of lawsuits pending

---------------
* MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

against us in Alabama, many of which relate to the financing of satellite television broadcast receivers. We discontinued financing such receivers in 1995. The Alabama cases generally allege inadequate disclosure or misrepresentation of financing terms. In many suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions. The judicial climate in Alabama is such that the outcome of all of these cases is unpredictable. Although we believe we have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of these claims have been partially covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no public market in HFC's common stock. In August 1997, we redeemed, at par of $100 million, all outstanding shares of HFC's 7.25 percent term cumulative preferred Series 1992-A, for $100 per depositary share plus accrued and unpaid dividends.

     HFC paid cash dividends to Household International of $250 million in 1997 and $155 million in 1995. HFC did not pay any cash dividends to Household International in 1996. In addition, HFC paid cash dividends on its preferred stock of $4.6 million in 1997 and $7.2 million for each of the full years in 1996 and 1995.

ITEM 6. SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              FINANCIAL HIGHLIGHTS
                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                              (ALL DOLLAR AMOUNTS IN MILLIONS)
NET INCOME..................................................  $   513.4   $   369.0   $   261.8
                                                              =========   =========   =========
KEY PERFORMANCE RATIOS
Return on average owned assets..............................       2.31%       1.89%       1.22%
Return on average common shareholder's equity...............       15.5        15.8        12.6
Managed net interest margin, normalized.....................       7.85        7.64        7.20
Managed consumer net chargeoff ratio........................       4.51        3.31        3.25
                                                              ---------   ---------   ---------
AT DECEMBER 31
Total assets:
  Owned.....................................................  $22,934.7   $20,587.4   $17,793.4
  Managed(1)................................................   38,065.0    33,096.8    27,005.5
Managed receivables(1)......................................   32,642.6    28,596.2    21,647.6
Debt to equity ratio........................................      4.2:1       5.9:1       5.5:1
                                                              ---------   ---------   ---------

---------------
(1) Managed data includes receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

                               OPERATIONS SUMMARY

     - Our net income in 1997 was $513.4 million, an increase of 39 percent over 1996. Net income in 1996 was $369.0 million, 41 percent higher than 1995 earnings of $261.8 million. Our return on average common shareholder's equity ("ROE") was 15.5 percent in 1997, compared to 15.8 percent in 1996, and up from 12.6 percent in 1995. The slight decrease in 1997 was due to the capital contribution from Household International in June 1997 to fund the purchase of Transamerica Financial Services Holding Company, as discussed below. Our return on average owned assets ("ROA") was 2.31 percent, up from 1.89 percent in 1996 and 1.22 percent in 1995. Our net income and ROA increased over the past three years due to growth in our consumer receivables and because we have focused on our higher return businesses.

     - In June, Household International and a wholly-owned subsidiary of HFC purchased Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation, for $1.1 billion. We also repaid $2.7 billion of debt that TFS owed to affiliates of Transamerica Corporation. We added about $3.1 billion of real estate secured receivables as a result of the acquisition. The acquisition strengthened our consumer finance operations by adding new markets, new customer accounts, seasoned employees and receivables secured by collateral. This type of security helps to reduce the amount of loss we might incur if borrowers do not pay off their loans. The integration of TFS is complete. We closed all redundant branches and consolidated back office operations.

       In June 1997, we received a capital contribution from Household International of $976.5 million which was used to repay short-term borrowings related to the TFS acquisition.

      In October 1997, Household International and its wholly-owned subsidiary purchased all of the outstanding capital stock of ACC Consumer Finance Corporation ("ACC"), an auto finance company, for about 1.4 million shares of its common stock and cash. ACC makes loans to non-prime borrowers secured by automobiles, primarily used vehicles sold through franchised dealers. Upon completing this transaction, Household International contributed its investment in ACC to HFC. The acquisition of ACC increased our market share in the non-prime auto finance market and added key managers to grow this business.

      We accounted for both of these acquisitions as purchases. Thus, we have included the results of operations of TFS and ACC in our statement of income for 1997 from the closing dates of the transactions. These acquisitions were not material to our financial statements.

     - The following summarizes operating results for our key businesses for 1997:

      Our consumer finance business reported higher earnings due mainly to higher levels of average managed receivables, particularly in unsecured loans. These loans typically carry higher rates than secured products because they carry more risk. More receivables, coupled with higher interest rates charged on loans, resulted in higher net interest margin. The increase in margin was partially offset by higher credit losses because more of our borrowers declared personal bankruptcy. Personal bankruptcy filings in the U.S. were at an all-time high in 1997.

      Our MasterCard and Visa credit card business achieved higher earnings due to higher net interest margin and fee income, and improved efficiency. These factors were offset to some degree by higher credit losses resulting primarily from increased personal bankruptcy filings. In late 1996 we started a program designed to increase the return on our MasterCard and Visa portfolio. We sold certain non-strategic portfolios, increased fees, and systematically eliminated unprofitable accounts. This business continued to benefit from our co-branding and affinity relationship strategies. This includes our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card. The GM Card continues to represent a substantial portion of our credit card portfolio. The MasterCard and Visa business also includes the AFL-CIO's Union Privilege affinity relationship which we acquired in June 1996. Union Privilege was created by the AFL-CIO to market benefits to union members.

      Our private label credit card business reported lower income as a result of higher credit losses in 1997 due to the end of certain special promotions and increased personal bankruptcies. The higher credit losses were partially offset by higher net interest margin. During 1997, we began to implement various initiatives to control the mix and increase the profitability of promotional activity.

      Our commercial operations benefited from gains on the disposition of assets while continuing to minimize credit losses.

     - In October 1995, we sold the individual life and annuity product lines of our individual life insurance business. However, we retained our credit life insurance business, which complements our consumer lending and provides us additional revenue. We sold $6.1 billion of assets, which were virtually all investment securities. We retained two product lines of the individual life insurance business, but are no longer pursuing new business in this area.

      In the second quarter of 1995, we sold our purchased mortgage servicing rights to a third party. The sale did not have a material impact on our operating results.

     - Our managed net interest margin expanded to 7.85 percent in 1997 from
       7.64 percent in 1996 and 7.20 percent in 1995. Our margins have increased over the past three years because we have continued to raise the interest rates we charge on most of our products. In addition, our product mix has shifted towards unsecured receivables, which have higher rates than secured products because they carry more risk.

                                 BALANCE SHEET REVIEW

     - Managed assets (total assets on our balance sheet plus receivables serviced with limited recourse) increased to $38.1 billion at December 31, 1997 from $33.1 billion at year-end 1996. The increase was due to receivable growth in our consumer receivables. Owned assets totaled $22.9 billion at December 31, 1997, up from $20.6 billion at year-end 1996. Owned assets may vary from period to period depending on the timing and size of asset securitization transactions. We securitized $4.5 billion of receivables in 1997 and $6.2 billion of receivables during 1996. We refer to the securitized receivables that are serviced for investors and not on our balance sheet as our off-balance sheet portfolio.

     - Our consumer receivables grew during 1997, as shown in the following table:

                                                                 INCREASE          INCREASE
                                                                (DECREASE)        (DECREASE)
                                         DECEMBER 31, 1997    IN 1997 / 1996    IN 1996 / 1995
                                         -----------------    --------------    --------------
                                              (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Managed receivables:
Home equity..........................        $10,079.0              47%                2%
Auto finance(1)......................            872.4              --                --
MasterCard/Visa......................         10,880.7              (4)               81
Private label........................          4,390.2               2                23
Other unsecured......................          5,665.3               9                33
                                             ---------             ---               ---
  Total consumer.....................         31,887.6              15                36
                                             ---------             ---               ---
Commercial...........................            755.0             (15)              (27)
                                             ---------             ---               ---
  Total..............................        $32,642.6              14%               32%
                                             =========             ===               ===

---------------
(1) Prior to 1997, auto finance receivables were not significant and were included in other unsecured receivables.

      Growth in home equity and auto finance receivables benefited from acquisitions during 1997. MasterCard and Visa receivables were down from 1996 due to the sale and planned runoff of non-strategic and less profitable receivables. Private label credit card receivables were up slightly from last year. Other unsecured receivables were up from 1996 as we experienced steady growth in our consumer finance business.

     - The managed consumer two-months-and-over contractual delinquency ratio increased to 5.09 percent at December 31, 1997 from 4.33 percent at December 31, 1996. The 1997 managed consumer net chargeoff ratio was 4.51 percent compared to 3.31 percent in 1996 and 3.25 percent in 1995.

     - We increased managed credit loss reserves 25 percent in 1997, to $1.5 billion compared to $1.2 billion at December 31, 1996. This compares to an increase of 14 percent in total managed receivables in 1997. The increase in managed reserves was due to continuing uncertainty about consumer payment patterns, the maturing of our unsecured loan portfolios and the increase in our off-balance sheet portfolio. Credit loss reserves as a percent of managed receivables increased to 4.74 percent at year-end 1997 from 4.31 percent a year ago.

     - Our debt to equity ratio was 4.2 to 1 compared to 5.9 to 1 at December 31, 1996. The decrease in the ratio is primarily due to the capital contribution from Household International in June to fund the TFS acquisition.

                           STATEMENT OF INCOME REVIEW

NET INTEREST MARGIN

     Net interest margin was $1,154.9 million for 1997, up from $1,052.7 million in 1996 and $933.9 million in 1995. As a percent of average owned interest-earning assets, net interest margin was 6.65 percent in 1997, 6.89 percent in 1996 and 7.41 percent in 1995. The decrease in the net interest margin percentage in 1997 was the result of the change in product mix in the owned portfolio due to asset securitizations, as discussed below. The dollar increase over 1996 and 1995 was due to an increase in average owned home equity loans and growth in private label receivables.

     Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, increased to $2.4 billion for 1997 from $1.9 billion in 1996. Net interest margin on a managed basis as a percent of average managed interest-earning assets increased to 7.85 percent from 7.64 percent in 1996 and
7.20 percent in 1995. The managed net interest margin percentages for 1997 and 1996 exclude the impact of temporary investments related to acquisitions during those years. Including the impact of these temporary investments, the managed net interest margin percentage was 7.81 percent in 1997 and 7.54 percent in 1996.

PROVISION FOR CREDIT LOSSES

     The provision for credit losses includes current period credit losses. It also includes an amount which, in our judgment, is sufficient to maintain reserves for credit losses at a level that reflects known and inherent risks in the portfolio. The managed basis provision for credit losses also includes the over-the-life reserve requirement established on the off-balance sheet portfolio when receivables are securitized.

     The provision for credit losses on an owned basis totaled $801.1 million in 1997, up from $522.8 million in 1996 and $511.0 million in 1995. As a percent of average owned receivables, the provision was 4.72 percent compared to 3.58 percent in 1996 and 4.22 percent in 1995. The increase in 1997 was due to higher chargeoffs on our unsecured portfolios. Over the past three years, we recorded provisions for credit losses in excess of chargeoffs because of continued uncertainty regarding consumer payment patterns, high levels of personal bankruptcies and the maturing of our unsecured products. The maturing or seasoning of a product is the effect of a growing portfolio reaching expected levels of chargeoffs as loans age. Owned provision in excess of owned chargeoffs was $121.4 million in 1997, $69.1 million in 1996 and $37.7 million in 1995.

OTHER REVENUES

     Securitization income was $994.2 million in 1997, $720.1 million in 1996 and $424.6 million in 1995. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest margin, fee and other income, and provision for credit losses related to those receivables. Securitization income increased over the three year period because of growth in average securitized receivables.

     Insurance revenues of $175.1 million in 1997 were up from $167.9 million in 1996 but down from $251.7 million in 1995. The increase in 1997 was due to increased insurance sales on a larger portfolio. The decrease in 1996 from 1995 was due to the sale of the individual life and annuity product lines in the fourth quarter of 1995. Revenues of the retained insurance business were $158.7 million in 1995 on a pro forma basis.

     Investment income includes interest income on investment securities in the retained insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $109.0 million in 1997 compared to $145.2 million in 1996 and $453.8 million in 1995. The decrease in 1997 from 1996 was due to lower average investment balances and lower yields on the securities in the portfolio. The large decline in 1996 from 1995 was because of the sale of our insurance business. On a pro forma basis, investment income from our retained insurance businesses was $154.3 million in 1995. The decline in 1996 compared to pro forma 1995 was due to lower average investment balances and lower yields.

     Fee income on an owned basis includes revenues from fee-based products such as credit cards. Fee income was $335.7 million in 1997, up from $178.4 million in 1996 and $125.2 million in 1995. The increase in fee income in 1997 reflected higher credit card fees as a result of increased average owned credit card receivables compared to the prior years.

     Other income was $144.1 million in 1997, $69.8 million in 1996 and $100.2 million in 1995 and includes gains and losses from the disposition of assets and businesses and, in 1995, income from servicing receivable portfolios without recourse. Other income in 1997 reflected the sale of certain non-strategic assets which included the sale of certain non co-branded MasterCard and Visa receivables.

EXPENSES

     Salaries and fringe benefits and other operating expenses were $1,017.3 million in 1997, up from $936.6 million in 1996 and $818.3 million in 1995. The increases were due to a higher number of sales people in our consumer finance branch network and a higher number of collectors. Additionally, we had higher expenses associated with growth in our managed receivable portfolio. Average managed receivables grew 21 percent in 1997 compared to 1996 and 55 percent compared to 1995. Also contributing to the increase in 1997 were higher expenses related to the TFS and ACC acquisitions. Expenses in 1996 included non-recurring charges of $19 million related to closing office space, settling litigation and other matters.

     Amortization of acquired intangibles and goodwill was $143.4 million in 1997, $121.1 million in 1996 and $70.6 million in 1995. The increase reflects our acquisitions of TFS in mid-1997 and ACC in late 1997, and the Union Privilege portfolio in mid-1996.

     Policyholders' benefits were $165.5 million in 1997, $204.0 million in 1996 and $452.3 million in 1995. Expense was lower in 1997 compared to 1996 because we have fewer policies in our retained life insurance business. The decrease in 1996 from 1995 was due to the sale of our insurance business in late 1995. On a pro forma basis, policyholders' benefits of our retained insurance business were $189.2 million in 1995. The increase in 1996 over pro forma 1995 was due to receivables growth.

     Income taxes. The 1997 effective tax rate was 34.7 percent compared to 32.9 percent in 1996 and 40.1 percent in 1995. The 1995 tax rate was affected by additional taxes on the sale of our insurance business. Excluding this impact, the effective tax rate for 1995 would have been 33.1 percent.

                                 CREDIT QUALITY

     Our delinquency and net chargeoff ratios reflect, among other factors, the quality of receivables, the average age of our loans, the success of our collection efforts and general economic conditions. Specifically, the high levels of personal bankruptcies experienced by our industry over the last two years has had a direct effect on the asset quality of our overall portfolio.

     During 1997 our delinquency and net chargeoff levels were impacted by higher consumer bankruptcies in our unsecured portfolios and the continued maturing of our receivables. We continued to tighten and refine our credit standards throughout the year and increased the number of collectors. During the fourth quarter of 1997, we recognized the first drop in our quarterly chargeoff ratio since the second quarter of 1996, due to a decrease in our MasterCard and Visa portfolio.

     Until June 1997, when we acquired virtually all secured loans from TFS, the percentage of unsecured loans in our portfolio had been increasing. Unsecured loans were 66 percent of our managed consumer receivables at year end 1997 compared to 75 percent in 1996 and 67 percent in 1995. Generally, unsecured loans have higher delinquency and chargeoff rates than secured loans. The high proportion of unsecured receivables increases the delinquency and chargeoff statistics of the entire portfolio. We compensate for this by charging higher interest rates and fees on these loans, which benefits our revenue.

     We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us. Our focus is to continue using risk-based pricing and effective collection efforts for each loan. We have a process that gives us a reasonable basis for predicting the asset quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers is helpful in managing net credit losses. Despite these efforts to manage the current credit environment, bankruptcies remain an industry-wide issue and are unpredictable.

     Our chargeoff policy for consumer receivables varies by product. Receivables are written off, or for secured products written down to net realizable value, at the following stages of contractual delinquency: auto finance--5 months; home equity and MasterCard and Visa--6 months; private label--9 months; and other unsecured--9 months and no payment received in 6 months. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

     The state of California accounts for 20 percent of our managed domestic consumer portfolio. It is the only state with more than 10 percent of this portfolio. Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations.

MANAGED CONSUMER TWO-MONTH-AND-OVER
CONTRACTUAL DELINQUENCY RATIOS

                                        1997 QUARTER END                1996 QUARTER END
                                  ----------------------------    ----------------------------
                                   4       3       2       1       4       3       2       1
                                  ----    ----    ----    ----    ----    ----    ----    ----
Home equity.....................  4.03%   3.20%   2.94%   3.53%   3.62%   3.59%   3.47%   3.36%
Auto finance(1).................  1.97      --      --      --      --      --      --      --
MasterCard/Visa.................  3.22    3.39    3.36    3.32    2.90    2.64    1.99    2.61
Private label...................  7.45    7.06    6.31    5.81    5.95    5.68    5.25    4.93
Other unsecured.................  9.22    8.52    7.85    7.68    7.04    6.79    6.59    6.50
                                  ----    ----    ----    ----    ----    ----    ----    ----
          Total.................  5.09%   4.84%   4.46%   4.62%   4.33%   4.14%   3.70%   4.01%
                                  ====    ====    ====    ====    ====    ====    ====    ====

---------------
(1) Prior to the fourth quarter of 1997, delinquency statistics for auto finance receivables were not significant. For prior periods, delinquency data for these receivables were included in other unsecured receivables.

     Our managed consumer delinquency ratio at year end was 25 basis points higher than the third quarter level. This increase was lower than the third quarter increase of 38 basis points. The increases in these two quarters were due to the expiration of certain special no-interest and no-payment promotions in our private label portfolio, and seasoning of the other unsecured portfolio. Home equity delinquency was up due to the maturing of acquired receivables. MasterCard and Visa delinquency was down in the quarter.

     The increase in the managed delinquency ratio from a year ago was mainly due to the seasoning of all portfolios and the expiration of certain special no-interest and no-payment promotions in our private label portfolio.

     The owned consumer delinquency ratio was 5.03 percent at December 31, 1997 and 4.39 percent at December 31, 1996.

MANAGED CONSUMER NET CHARGEOFF RATIOS

                                       1997 QUARTER ANNUALIZED                 1996 QUARTER ANNUALIZED
                          FULL YEAR   -------------------------   FULL YEAR   -------------------------   FULL YEAR
                            1997       4      3      2      1       1996       4      3      2      1       1995
                          ---------   ----   ----   ----   ----   ---------   ----   ----   ----   ----   ---------
Home equity.............     .93%      .75%   .69%  1.09%  1.35%     .99%     1.22%   .96%   .91%   .85%     .99%
Auto finance(1).........    4.68      5.33     --     --     --       --        --     --     --     --       --
MasterCard/Visa.........    5.60      5.74   6.57   5.38   4.76     4.17      3.90   3.99   4.40   4.67     4.66
Private label...........    5.50      6.03   5.52   5.13   5.36     3.30      3.78   3.78   4.08   5.05     5.28
Other unsecured.........    7.15      7.78   7.36   6.78   6.34     5.10      5.53   5.57   4.31   4.85     3.89
                            ----      ----   ----   ----   ----     ----      ----   ----   ----   ----     ----
          Total.........    4.51%     4.55%  4.65%  4.51%  4.31%    3.31%     3.51%  3.45%  3.29%  3.50%    3.25%
                            ====      ====   ====   ====   ====     ====      ====   ====   ====   ====     ====

---------------
(1) Includes ACC net chargeoffs subsequent to our acquisition in October 1997. Prior to the fourth quarter of 1997, chargeoff statistics for auto finance receivables were not significant and were included in other unsecured receivables.

     The annualized fourth quarter chargeoff ratio was 4.55 percent, down 10 basis points from the third quarter. Total dollars of chargeoff were down in the quarter. The improvement was driven by an 83 basis point decline in the MasterCard and Visa chargeoff ratio to 5.74 percent. For the MasterCard and Visa portfolio, actual dollars of chargeoffs were down over $22 million in the quarter, reflecting reductions in both bankruptcies and credit chargeoffs. In the private label portfolio, increased chargeoffs reflected the maturing of promotional balances and higher personal bankruptcies. In our other unsecured portfolio, higher chargeoffs resulted from continued seasoning and high levels of personal bankruptcies.

     The managed consumer net chargeoff ratio for full year 1997 was 4.51 percent, up from 3.31 percent in 1996 and 3.25 percent in 1995. About 35 percent of the increase in 1997 was due to higher bankruptcy chargeoffs in our MasterCard and Visa portfolio. The remaining increase was due to the expiration of certain private label promotional programs and seasoning of other unsecured receivables. The owned consumer net chargeoff ratio was 4.18 percent in 1997,
3.35 percent in 1996 and 4.37 percent in 1995.

NONPERFORMING ASSETS

                                                                    AT DECEMBER 31,
                                                              ----------------------------
                                                                1997       1996      1995
                                                                ----       ----      ----
                                                                (ALL DOLLAR AMOUNTS ARE
                                                                  STATED IN MILLIONS)
Nonaccrual managed receivables..............................  $  729.9   $  519.9   $547.9
Accruing managed consumer receivables 90 or more days
  delinquent................................................     503.3      405.7    149.7
Renegotiated commercial loans...............................      12.4       12.9     21.2
                                                              --------   --------   ------
  Total nonperforming managed receivables...................   1,245.6      938.5    718.8
Real estate owned...........................................     102.3      112.1    105.6
                                                              --------   --------   ------
  Total nonperforming managed assets........................  $1,347.9   $1,050.6   $824.4
                                                              ========   ========   ======
Managed credit loss reserves as a percent of nonperforming
  managed receivables.......................................     124.2%     131.4%   120.5%

                              CREDIT LOSS RESERVES

     We maintain credit loss reserves to cover probable losses of principal and interest in both our owned and off-balance sheet portfolios. We estimate losses for consumer receivables based on delinquency status and past loss experience. For securitized receivables, we also record a provision for estimated probable losses that we will incur over the life of the transaction. For commercial loans, we calculate probable losses by using expected amounts and timing of future cash flows to be received on loans. In addition, we provide for general loss reserves on consumer and commercial receivables to reflect our assessment of portfolio risk factors. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of our control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     Owned credit loss reserves increased 28 percent to $857.6 million from $671.5 million at December 31, 1996. The ratio of credit loss reserves to total owned receivables was 4.90 percent, up from 4.17 percent at December 31, 1996.

     Total managed credit loss reserves increased 25 percent to $1,546.8 million from $1,233.1 million at December 31, 1996. The ratio of credit loss reserves to total managed receivables was 4.74 percent, up from 4.31 percent at December 31, 1996. We increased credit loss reserves because of seasoning of unsecured products and increased personal bankruptcies.

                        LIQUIDITY AND CAPITAL RESOURCES

     Generally, we are funded independently. Cash flows, liquidity and capital are monitored at both HFC and Household International levels. In managing capital, we develop targets for equity to managed assets based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, credit loss reserve strength, risks inherent in the projected operating environment and acquisition objectives. We also specifically consider the level of intangibles arising from acquisitions. These targets include capital levels against both on-balance sheet assets and our off-balance sheet portfolio. HFC paid cash dividends to Household International of $250 million in 1997 and $155 million in 1995. HFC did not pay any cash dividends to Household International in 1996. HFC paid cash dividends on its preferred stock of $4.6 million in 1997 and $7.2 million for each of the full years in 1996 and 1995.

     Our major use of cash is the origination or purchase of receivables or purchases of investment securities. Our main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt and securitization of consumer receivables; and cash provided by operations.

     We fund our operations by issuing commercial paper, medium- and long-term debt to mainly wholesale investors, securitizing consumer receivables and receiving capital contributions from our parent. At December 31, 1997, outstanding commercial paper totaled $4.6 billion compared to $4.8 billion at December 31, 1996. We market our commercial paper through an in-house sales force, directly reaching more than 275 investors. We actively manage the level of commercial paper outstanding to ensure availability to core investors and proper utilization of any excess capacity within internally established targets.

     We also market domestic medium-term notes through investment banks and our in-house sales force, issuing a total of $2.7 billion in 1997. To obtain a broader investment base, HFC and a subsidiary, Household Bank (Nevada) N.A., periodically issue medium-term notes in European and Asian markets. These markets provide us with a broader investor base as compared with domestic markets. During 1997, $1.6 billion in medium-term notes were issued in European and Asian markets compared to $.9 billion in European markets in 1996. These notes were issued in various European and Asian currencies and currency swaps were used to convert the notes to U.S. dollars in order to eliminate future foreign exchange risk. During 1997, we also issued $200 million of long-term debt with an original maturity of 10 years. In August 1997, we redeemed, at par of $100 million, all outstanding shares of our 7.25% term cumulative preferred Series 1992-A, for $100 per depositary share plus accrued and unpaid dividends.

     We had committed back-up lines of credit totaling $6.2 billion at December 31, 1997, of which $400 million were available to our parent company. None of these back-up lines were used by us or our parent at December 31, 1997. In addition, none of these lines contained a material adverse change clause which could restrict availability. These back-up lines expire on various dates from 1998 through 2002. The only financial covenant contained in the terms of our credit agreements is the maintenance of minimum shareholder's equity of $1.5 billion.

     We paid $1.1 billion for the stock of TFS and repaid about $2.7 billion of TFS debt owed to affiliates of Transamerica Corporation. We funded this acquisition through the issuance of commercial paper, bank and other borrowings. In addition, we received a capital contribution of approximately $1.0 billion from the parent company to repay debt.

ASSET SECURITIZATIONS

     Securitizations of consumer receivables have been, and will continue to be, an important source of funds for HFC. The market for securities backed by receivables is a reliable and cost-effective source of funds, which we plan to use in the future. During 1997 we securitized about $4.5 billion of MasterCard and Visa, private label and other unsecured receivables. We have not securitized new auto loan originations subsequent to the acquisition of ACC. This total securitization volume compares to $6.2 billion in sales in 1996 and $4.1 billion in 1995. At December 31, 1997, we had $15.1 billion of receivables sold under securitization transactions. At December 31, 1997, the expected weighted average remaining life of these transactions was 2.3 years.

     The following table summarizes the expected amortization of our securitizations by type:

                                                            AT DECEMBER 31, 1997
                                       ---------------------------------------------------------------
                                         1998       1999       2000       2001      2002    THEREAFTER
                                       --------   --------   --------   --------   ------   ----------
                                                                (IN MILLIONS)
Home equity..........................  $  981.7   $  729.6   $  397.3   $  295.5   $271.9    $  449.9
Auto finance(1)......................     144.8      124.6       79.2       36.7     10.6          --
MasterCard/Visa......................     500.0    4,100.0    1,575.7      600.0       --          --
Private label........................     213.5      161.5         --      650.0       --          --
Other unsecured......................     863.2      628.9      502.3      466.7    460.3       886.4
                                       --------   --------   --------   --------   ------    --------
          Total......................  $2,703.2   $5,744.6   $2,554.5   $2,048.9   $742.8    $1,336.3
                                       ========   ========   ========   ========   ======    ========

---------------
(1) Auto finance receivables were previously securitized by ACC before its acquisition in October 1997.

     For MasterCard and Visa and private label securitizations, the issued securities may pay off sooner than originally scheduled if certain events occur. One example of such an event is if the annualized portfolio yield (defined as the sum of finance income and applicable fees, less net chargeoffs) for a certain period drops below a base rate (generally equal to the sum of the rate paid to the investors and the servicing fee). For home equity and other unsecured securitizations, early pay off of the securities begins if the annualized portfolio yield falls below various limits, or if certain other events occur. We do not presently believe that any of these events will take place. If any such event occurred, our funding requirements would increase. These additional requirements could be met through securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event occurred.

     We and our affiliate, Household Bank, f.s.b., have facilities with commercial banks under which we may collectively securitize up to $6.6 billion of receivables. These facilities are renewable on an annual basis. At December 31, 1997, these facilities were fully utilized, of which we had securitized $5.6 billion. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

     At December 31, 1997, our long-term debt and the long-term debt and preferred stock of our parent company have been assigned an investment grade rating by four rating agencies. Furthermore, these agencies included our commercial paper in their highest rating category. Three of these agencies also include our parent company's commercial paper in their highest rating category. With our back-up lines of credit and securitization programs, we believe we have sufficient funding capacity to refinance maturing debts and fund business growth.

CAPITAL EXPENDITURES

     During 1997 we made $51 million in capital expenditures compared to the prior-year level of $69 million.

YEAR 2000

     The conversion of certain computer systems to permit continued use in the Year 2000 and beyond began in prior years. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. We have identified our Year 2000 issues and compliance for significant systems is scheduled to be completed by the end of 1998. The costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. While we are reviewing our third-party vendors' Year 2000 compliance, we cannot assure that the systems of our vendors, upon which we rely, will be converted in a timely manner, or that their failure to convert would not have an adverse effect on our systems.

RISK MANAGEMENT

     We have a comprehensive program to address potential financial risks. These risks include interest rate, counterparty and currency risk. The Finance Committee of Household International's Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semi-annually.

     Interest rate risk is defined as the impact of changes of market interest rates on our earnings. We utilize simulation models to measure the impact on net interest margin of changes in interest rates. The key assumptions used in this model include the rate at which we expect our loans to pay off, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. The assumptions we make are based on our best estimates of actual conditions. The model cannot precisely predict the actual impact of changes in interest rates on net income because these assumptions are highly uncertain. At December 31, 1997, we had managed our interest rate risk to levels substantially below those allowed by our policy.

     We generally fund our assets with liabilities that have similar interest rate features. This reduces structural interest rate risk. Over time, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. To manage these exposures, as well as our liquidity position, we may use derivatives to synthetically alter the terms of our assets or liabilities, or off-balance sheet transactions. We do not use any exotic or leveraged derivatives.

     At December 31, 1997, we managed about $17 billion of domestic receivables that have variable interest rates, including credit card, home equity and other unsecured products. These receivables have been funded with $5.0 billion of short-term debt, with the remainder funded by long-term liabilities. This position exposes us to interest rate risk. We primarily use interest rate swaps to alter our exposure to interest rate risk while still controlling liquidity risk. Interest rate swaps also are used sometimes to synthetically alter our exposure to basis risk. This type of risk exists because the pricing of some of our assets is tied to the prime rate, while the funding for these assets is tied to LIBOR. The prime rate and LIBOR react differently to changes in market interest rates; that is, the prime rate does not change as quickly as LIBOR. We assign all of our synthetic alteration and hedge transactions to specific groups of assets, liabilities or off-balance sheet items.

     The economic risk related to our interest rate swap portfolio is minimal. The face amount of a swap transaction is referred to as the notional amount. The notional amount is used to determine the interest payment to be paid by each counterparty, but does not result in an exchange of principal payments. For example, let's assume we have entered into a swap with the counterparty whom we will call Bank A. Bank A agrees to pay us a fixed interest rate while we agree to pay a variable rate. If variable rates for the accrual period are below the fixed rate in the swap, Bank A owes us the difference between the fixed rate and variable rate multiplied by the notional amount.

     The primary exposure on our interest rate swap portfolio is the risk that the counterparty (Bank A in this example) does not pay us the money they owe us. We protect ourselves against counterparty risk in several ways. Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 1997, all of our derivative counterparties are rated A+ or better. We have never suffered a loss due to counterparty failure. Certain swap agreements that we have entered into require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level.

     We also utilize interest rate futures, and purchased put and call options in our hedging strategy to reduce interest rate risk. We use these instruments to hedge the changes in interest rates on our variable rate assets and liabilities. For example, short-term borrowings expose us to interest rate risk because the interest rate we must pay to others may change faster than the rate we received from borrowers on the asset our borrowings are funding. We use futures and options to fix our interest cost on these borrowings at a desired rate. We hold these contracts until the interest rate on the variable rate asset or liability change. We then terminate, or close out the contracts. These terminations are necessary because the date the interest rate changes is usually not the same as the expiration date of the futures contract or option.

     At December 31, 1997, we estimate that our earnings would decline by about $35 million following a gradual 200 basis point increase in interest rates over a twelve month period and would increase by about $45 million following a gradual 200 basis point decrease in interest rates. These estimates assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

     We enter into currency swaps in order to minimize currency risk. These swaps convert both principal and interest payments on debt issued from one currency to another. For example, we may issue debt based on the French franc and then execute a currency swap to convert the obligation to U.S. dollars.

     See Note 7, "Derivative Financial Instruments and Other Financial Instruments With Off-Balance Sheet Risk," for additional information related to interest rate risk management.

     In the accompanying consolidated financial statements, Note 9, "Fair Value of Financial Instruments," provides information regarding the fair value of certain financial instruments.

                               GLOSSARY OF TERMS

     ACQUIRED INTANGIBLES AND GOODWILL -- Intangible assets reflected on our consolidated balance sheet resulting from the market value premium attributable to our credit card accounts in excess of the aggregate outstanding managed credit card loans acquired. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

     AFFINITY CREDIT CARD -- A MasterCard or Visa account that is jointly sponsored by an organization that has a membership with a common interest (e.g., the AFL-CIO Union Privilege Credit Card Program).

     ASSET SECURITIZATION -- The process where interests in a pool of financial assets, such as credit card or home equity receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors.

     AUTO FINANCE LOANS -- Closed-end loans secured by a first lien on a vehicle.

     CO-BRANDED CREDIT CARD -- A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation. The account holder typically receives some form of added benefit for using the card (e.g., the GM
Card).

     CONSUMER NET CHARGEOFF RATIO -- Net chargeoffs of receivables divided by average receivables outstanding.

     CONTRACTUAL DELINQUENCY -- A method of determining delinquent accounts based on the contractual terms of the original loan agreement.

     CREDIT LIFE INSURANCE -- Insurance products that either pay off or continue repaying a debt in the event of death, or temporary or permanent disability of the borrower.

     FEE INCOME -- Income associated with interchange on credit cards and annual, late and other fees and from the origination or acquisition of loans.

     FOREIGN EXCHANGE CONTRACT -- A contract used to minimize our exposure to changes in foreign currency exchange rates.

     FUTURES CONTRACT -- An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

     HOME EQUITY LOAN -- Closed-end loans and revolving lines of credit secured by first or second mortgages on residential real estate.

     INTERCHANGE FEES -- Fees received for processing a credit card transaction through the MasterCard or Visa network.

     INTEREST RATE SWAP -- Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments while the other party makes payments using a variable rate.

     LIBOR -- London Interbank Offered Rate. A widely-quoted market rate which is frequently the index used to determine that rate at which we borrow funds.

     LIQUIDITY -- A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

     MANAGED BASIS -- Method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables are reported as if those receivables were still held on our balance sheet.

     MANAGED NET INTEREST MARGIN -- Interest income from managed receivables and noninsurance investment securities reduced by interest expense.

     MANAGED RECEIVABLES -- The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

     MASTERCARD/VISA RECEIVABLES -- Receivables generated through customer usage of MasterCard and Visa credit cards.

     NONACCRUAL LOANS -- Loans on which we no longer accrue interest because ultimate collection is unlikely.

     OPTIONS -- A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

     OTHER UNSECURED RECEIVABLES -- Unsecured lines of credit or closed-end loans made to individuals.

     OVER-THE-LIFE RESERVES -- Credit loss reserves established for securitized receivables to cover the estimated probable losses that we expect to incur over the life of the transaction.

     PRIVATE LABEL CREDIT CARD -- A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

     PROMOTIONAL ACCOUNT -- A private label credit card account that allows for limited or deferred interest and/or principal payments for a certain period.

     RECEIVABLES OWNED -- Those receivables held on our balance sheet.

     RECEIVABLES SERVICED WITH LIMITED RECOURSE -- Those receivables that we have securitized and for which we have some level of potential loss if defaults occur.

     RETURN ON ASSETS -- Net income divided by average assets.

     RETURN ON AVERAGE COMMON SHAREHOLDER'S EQUITY -- Net income divided by average common shareholder's equity.

     SYNTHETIC ALTERATION -- Process by which derivative financial instruments are used to alter the risk characteristics of an asset, liability or off-balance sheet item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Reference is made to the information contained under the caption "Risk Management" of Item 7 of this Form 10-K for the information required by this Item.

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

     Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements.
     Report of Independent Public Accountants.
     Consolidated Statements of Income for the Three Years Ended December 31, 1997.
     Consolidated Balance Sheets, December 31, 1997 and 1996. Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997.
     Consolidated Statements of Changes in Preferred Stock and Common
       Shareholder's Equity for the Three Years Ended December 31,
       1997.
     Notes to Consolidated Financial Statements.
     Selected Quarterly Financial Data (Unaudited).
(b)  Reports on Form 8-K
     No Current Report on Form 8-K was filed by HFC during the three months ended December 31, 1997.
(c)  Exhibits.
     3(i) Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to
           Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
     3(ii) Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
     4(a) Indenture dated as of May 15, 1989, between HFC and Bankers Trust Company, as Trustee (incorporated by reference to
           Exhibit 4 of our Current Report on Form 8-K dated August 3,1989), as supplemented by a First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to
           Exhibit 4 of our Current Report on Form 8-K dated June 15,
           1989), as amended by Amendment No. 1 dated October 18, 1990 to the First Supplemental Indenture dated as of June 15, 1989 (incorporated by reference to Exhibit 4 of our Current Report on Form 8-K dated October 18, 1990).
     4(b) Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854).
     4(c) Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-55561).
     4(d) The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.
     12 Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
     23    Consent of Arthur Andersen LLP, Certified Public
           Accountants.
     27    Financial Data Schedule.
     99.1 Ratings of Household Finance Corporation and its significant subsidiaries.
(d)  Schedules.
     Household Finance Corporation and Subsidiaries:
     II    Valuation and Qualifying Accounts.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, HOUSEHOLD FINANCE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HOUSEHOLD FINANCE CORPORATION

Dated: March 30, 1998

                                          By:       /s/ G. D. GILMER
                                            ------------------------------------
                                                G. D. Gilmer, President and
                                                  Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF HOUSEHOLD FINANCE CORPORATION AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                     TITLE
            ---------                     -----

        /s/ G. D. GILMER           President and Chief
--------------------------------   Executive Officer,
          G. D. Gilmer                       Director

         /s/ G. O. FICK            Executive Vice President
--------------------------------   and Director
           G. O. Fick                                           Dated: March 30, 1998

      /s/ D. A. SCHOENHOLZ         Vice President, Chief
--------------------------------   Accounting Officer and
        D. A. Schoenholz           Chief Financial Officer,
                                   Director

       /s/ W. F. ALDINGER          Director
--------------------------------
         W. F. Aldinger

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Household Finance Corporation:

     We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in preferred stock and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Household Finance Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

                                         /s/  ARTHUR ANDERSEN LLP

Chicago, Illinois
January 21, 1998

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                             --------------------------------------
                                                               1997           1996           1995
                                                             --------       --------       --------
                                                                         (IN MILLIONS)
Finance income.............................................  $2,131.3       $1,927.9       $1,724.6
Other interest income......................................      22.1           35.9           33.9
Interest expense...........................................     998.5          911.1          824.6
                                                             --------       --------       --------
Net interest margin........................................   1,154.9        1,052.7          933.9
Provision for credit losses on owned receivables...........     801.1          522.8          511.0
                                                             --------       --------       --------
Net interest margin after provision for credit losses......     353.8          529.9          422.9
                                                             --------       --------       --------
Securitization income......................................     994.2          720.1          424.6
Insurance revenues.........................................     175.1          167.9          251.7
Investment income..........................................     109.0          145.2          453.8
Fee income.................................................     335.7          178.4          125.2
Other income...............................................     144.1           69.8          100.2
                                                             --------       --------       --------
Total other revenues.......................................   1,758.1        1,281.4        1,355.5
                                                             --------       --------       --------
Salaries and fringe benefits...............................     479.5          392.8          298.9
Other operating expenses...................................     537.8          543.8          519.4
Amortization of acquired intangibles and goodwill..........     143.4          121.1           70.6
Policyholders' benefits....................................     165.5          204.0          452.3
                                                             --------       --------       --------
Total costs and expenses...................................   1,326.2        1,261.7        1,341.2
                                                             --------       --------       --------
Income before income taxes.................................     785.7          549.6          437.2
Income taxes...............................................     272.3          180.6          175.4
                                                             --------       --------       --------
Net income.................................................  $  513.4       $  369.0       $  261.8
                                                             ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    AT DECEMBER 31
                                                               ------------------------
                                                                 1997           1996
                                                               ---------      ---------
                                                                    (IN MILLIONS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Cash........................................................   $   291.4      $   228.5
Investment securities.......................................     1,723.8        1,720.0
Receivables, net............................................    17,677.8       16,391.7
Advances to parent company and affiliates...................        10.5             --
Acquired intangibles and goodwill, net......................     1,734.2          938.2
Properties and equipment, net...............................       235.5          268.7
Real estate owned...........................................       102.3          112.1
Other assets................................................     1,159.2          928.2
                                                               ---------      ---------
Total assets................................................   $22,934.7      $20,587.4
                                                               =========      =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper, bank and other borrowings...............   $ 4,962.0      $ 5,223.5
  Senior and senior subordinated debt (with original
     maturities over one year)..............................    12,022.0       10,648.3
                                                               ---------      ---------
          Total debt........................................    16,984.0       15,871.8
Insurance policy and claim reserves.........................     1,057.1        1,021.7
Borrowings from parent company and affiliates...............          --            7.6
Other liabilities...........................................       862.2          993.5
                                                               ---------      ---------
          Total liabilities.................................    18,903.3       17,894.6
Preferred stock.............................................          --          100.0
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares authorized,
     issued and outstanding at December 31, 1997 and 1996,
     and additional paid-in capital.........................     2,056.3          892.8
  Retained earnings.........................................     1,980.4        1,721.6
  Foreign currency translation adjustments..................        (8.3)          (8.9)
  Unrealized gain (loss) on investments, net................         3.0          (12.7)
                                                               ---------      ---------
          Total common shareholder's equity.................     4,031.4        2,592.8
                                                               ---------      ---------
          Total liabilities and shareholder's equity........   $22,934.7      $20,587.4
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                 1997          1996         1995
                                                              ----------    ----------    ---------
                                                                          (IN MILLIONS)
CASH PROVIDED BY OPERATIONS
Net income..................................................  $    513.4    $    369.0    $   261.8
Adjustments to reconcile net income to net cash provided by
  operations:
  Provision for credit losses on owned receivables..........       801.1         522.8        511.0
  Insurance policy and claim reserves.......................       111.9          40.5        408.2
  Depreciation and amortization.............................       226.0         196.0        176.8
  Net realized gains from sales of assets...................       (78.3)        (11.3)       (36.4)
  Deferred income tax provision.............................        89.3            --         26.8
  Other, net................................................      (368.1)         89.8        132.2
                                                              ----------    ----------    ---------
Cash provided by operations.................................     1,295.3       1,206.8      1,480.4
                                                              ----------    ----------    ---------
INVESTMENTS IN OPERATIONS
Investment securities available-for-sale:
  Purchased.................................................    (1,393.0)     (1,594.9)    (3,176.8)
  Matured...................................................       186.5         318.4        116.9
  Sold......................................................     1,347.1       1,873.6      2,428.4
Investment securities held-to-maturity:
  Purchased.................................................          --            --       (341.8)
  Matured...................................................          --            --        242.7
  Sold......................................................          --            --         31.9
Short-term investment securities, net change................       (32.3)        (63.1)       273.6
Receivables:
  Originations, net.........................................   (13,573.1)    (12,518.6)    (8,935.6)
  Purchased.................................................    (1,120.9)     (4,384.3)    (1,414.9)
  Sold......................................................    15,602.6      12,570.7      8,042.5
Purchase of Transamerica Financial Services Holding Company
  capital stock.............................................    (1,059.6)           --           --
Disposition of product lines of life insurance business.....          --            --        575.0
(Acquisition) disposition of portfolios, net................          --        (640.7)      (135.0)
Properties and equipment purchased..........................       (51.4)        (68.8)       (45.5)
Properties and equipment sold...............................         2.7           5.6          3.4
Advances to parent company and affiliates, net..............       (18.1)        127.2        362.7
                                                              ----------    ----------    ---------
Cash decrease from investments in operations................      (109.5)     (4,374.9)    (1,972.5)
                                                              ----------    ----------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change.................................      (348.2)      1,069.3        353.6
Senior and senior subordinated debt issued..................     4,571.5       5,289.1      2,493.7
Senior and senior subordinated debt retired.................    (3,224.6)     (2,897.3)    (2,047.9)
Repayment of Transamerica Financial Services Holding Company
  debt......................................................    (2,679.7)           --           --
Policyholders' benefits paid................................      (120.9)       (510.4)      (741.7)
Cash received from policyholders............................        57.1          98.2        652.6
Dividends on preferred stock................................        (4.6)         (7.2)        (7.2)
Redemption of preferred stock...............................      (100.0)           --           --
Dividends paid to parent company............................      (250.0)           --       (155.0)
Capital contributions from parent company...................       976.5         200.2          1.4
                                                              ----------    ----------    ---------
Cash increase (decrease) from financing and capital
  transactions..............................................    (1,122.9)      3,241.9        549.5
                                                              ----------    ----------    ---------
Increase in cash............................................        62.9          73.8         57.4
Cash at January 1...........................................       228.5         154.7         97.3
                                                              ----------    ----------    ---------
Cash at December 31.........................................  $    291.4    $    228.5    $   154.7
                                                              ==========    ==========    =========
Supplemental Cash Flow Information:
Interest paid...............................................  $    979.5    $  1,131.0    $   740.4
Income taxes paid...........................................       134.1         318.4       (110.3)
                                                              ----------    ----------    ---------
Supplemental Non-Cash Investing and Financing Activities:
Contribution of acquired company from parent................  $    187.0            --           --
                                                              ----------    ----------    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
                        AND COMMON SHAREHOLDER'S EQUITY

                                                                        COMMON SHAREHOLDER'S EQUITY
                                                            ---------------------------------------------------
                                                              COMMON
                                                            STOCK AND                                 TOTAL
                                                            ADDITIONAL                               COMMON
                                               PREFERRED     PAID-IN      RETAINED                SHAREHOLDER'S
                                                 STOCK       CAPITAL      EARNINGS    OTHER(1)       EQUITY
                                               ---------    ----------    --------    --------    -------------
                                                         (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
BALANCE AT DECEMBER 31, 1994...............     $ 100.0      $  691.2     $1,260.2    $ (92.3)      $1,859.1
  Net income...............................                                  261.8                     261.8
  Dividends to parent company..............                                 (155.0)                   (155.0)
  Dividends on preferred stock.............                                   (7.2)                     (7.2)
  Contribution of capital from parent
     company...............................                       1.4                                    1.4
  Foreign currency translation
     adjustments...........................                                               (.1)           (.1)
  Unrealized gain on investments, net......                                             177.1          177.1
                                                -------      --------     --------    -------       --------
BALANCE AT DECEMBER 31, 1995...............       100.0         692.6      1,359.8       84.7        2,137.1
  Net income...............................                                  369.0                     369.0
  Dividends on preferred stock.............                                   (7.2)                     (7.2)
  Contribution of capital from parent
     company...............................                     200.2                                  200.2
  Foreign currency translation
     adjustments...........................                                                .1             .1
  Unrealized loss on investments, net                                                  (106.4)        (106.4)
                                                -------      --------     --------    -------       --------
BALANCE AT DECEMBER 31, 1996...............       100.0         892.8      1,721.6      (21.6)       2,592.8
  Net income...............................                                  513.4                     513.4
  Dividends to parent company..............                                 (250.0)                   (250.0)
  Dividends on preferred stock.............                                   (4.6)                     (4.6)
  Redemption of preferred stock............      (100.0)
  Capital contributions from parent
     company...............................                   1,163.5                                1,163.5
  Foreign currency translation
     adjustments...........................                                                .6             .6
  Unrealized gain on investments, net......                                              15.7           15.7
                                                -------      --------     --------    -------       --------
BALANCE AT DECEMBER 31, 1997...............     $    --      $2,056.3     $1,980.4    $  (5.3)      $4,031.4
                                                =======      ========     ========    =======       ========

---------------
(1) At December 31, 1997, 1996, 1995 and 1994 items in the other column include cumulative adjustments for unrealized gains (losses) on available-for-sale investments of $3.0, $(12.7), $93.7 and $(83.4) million, respectively. The gross unrealized gain (loss) on available-for-sale investments at December 31, 1997, 1996 and 1995 of $4.6, $(19.5) and $141.5 million, respectively, is recorded net of income taxes (benefit) of $1.6, $(6.8) and $47.8 million, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Household Finance Corporation ("HFC" or the "company") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). The company is a leading provider of consumer lending products to middle-market customers in the United States, with $32.6 billion of managed receivables at December 31, 1997. The company's lending products include: home equity loans, auto finance loans, MasterCard* and Visa* and private label credit cards, and other unsecured loans. The company also offers credit and specialty insurance in the United States and Canada. The company also has commercial loans and leases, periodic payment annuities, and corporate owned life insurance products which it no longer offers.

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

     Investment Securities. The company maintains investment portfolios in both its noninsurance and insurance operations. These portfolios are comprised primarily of debt securities. The company's entire investment securities portfolio was classified as available-for-sale at December 31, 1997 and 1996. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events reasonably expected in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

     Cost of investment securities sold is determined using the specific identification method. Interest income earned on the noninsurance investment portfolio is classified in the statements of income in net interest margin. Realized gains and losses from the investment portfolio and investment income from the insurance portfolio are recorded in investment income. Accrued investment income is classified with investment securities.

     Receivables. Receivables are carried at amortized cost. The company periodically sells receivables from its home equity, auto finance, MasterCard and Visa, private label and other unsecured portfolios. Because these receivables were originated with variable rates of interest or rates comparable to those currently offered by the company, carrying value approximates fair value.

     Finance income is recognized using the effective yield method. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Annual fees are netted with direct lending costs associated with the issuance of MasterCard and Visa receivables and are deferred and amortized on a straight-line basis over one year. Net deferred lending costs related to these receivables totaled $8.6 and $1.2 million at December 31, 1997 and 1996, respectively. Premiums and discounts on purchased receivables are recognized as adjustments of the yield of the related receivables.

     Insurance reserves applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets, since payments on such policies generally are used to reduce outstanding receivables.

---------------
* MasterCard is a registered trademark of Mastercard International, Incorporated and Visa is a registered trademark of VISA USA, Inc..

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Provision and Credit Loss Reserves. Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal and interest in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, general loss reserves on consumer and commercial receivables are maintained to reflect management's judgment of portfolio risk factors. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside the company's control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     The company's chargeoff policy for consumer receivables varies by product. Receivables are written off, or for secured products written down to net realizable value, at the following stages of contractual delinquency: auto finance--5 months; home equity and MasterCard and Visa--6 months; private label--9 months; and other unsecured--9 months and no payment received in 6 months. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

     Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all loans when principal or interest payments are more than three months contractually past due, except for MasterCard and Visa and private label credit cards and auto finance receivables. On credit card receivables, interest continues to accrue until the receivable is charged off. On auto finance receivables, accrual of interest income is discontinued when payments are more than two months contractually past due. There were no commercial loans at December 31, 1997 which were 90 days or more past due which remained on accrual status. Accrual of income on nonaccrual consumer receivables is not resumed until such receivables become less than three months contractually past due (two months for auto finance receivables). Accrual of income on nonaccrual commercial loans is not resumed until such loans become contractually current. Cash payments received on nonaccrual commercial loans are either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

     Receivables Sold and Serviced with Limited Recourse and Securitization Income. Certain home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables have been securitized and sold to investors with limited recourse. The servicing rights to these receivables have been retained by the company. Upon sale, the receivables are removed from the balance sheet, and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the lives of the receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables sold and securities issued, delinquency of receivables sold, servicing fees, operating expenses and other factors. The resulting gain is adjusted by establishing a reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying consolidated statements of income as securitization income. Unamortized securitization assets are reviewed for impairment whenever events indicate that the carrying value may not be recovered.

     Effective January 1, 1997, the company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a derecognition approach that focuses on control of the assets and extinguishment of the liabilities. The statement was effective for securitization transactions occurring subsequent to December 31, 1996. The adoption of FAS No. 125 did not have a material impact on the company's consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Properties and Equipment. Properties and equipment, which include leasehold improvements, are recorded at cost, net of accumulated depreciation and amortization of $318.7 and $344.2 million at December 31, 1997 and 1996, respectively. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

     Repossessed Collateral. Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if appropriate. Costs of holding real estate, and related gains and losses on disposition, are credited or charged to operations as incurred.

     Vehicles acquired for nonpayment of indebtedness are recorded at the lower of the estimated fair market value or the outstanding receivable balance. Such assets are generally sold within 60 days of repossession and any difference between the sales price, net of expenses, and the carrying value is credited or charged to operations as incurred.

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

     Acquired Intangibles and Goodwill. Acquired intangibles consist of acquired credit card relationships which are amortized on a straight-line basis over their estimated remaining lives, not to exceed 10 years.

     Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and is amortized over 25 years on a straight-line basis. Goodwill is reviewed for impairment whenever events indicate that the carrying amount may not be recoverable.

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

     Correlation between all interest rate contracts and the underlying asset, liability or off-balance sheet item is direct because the company uses interest rate contracts which mirror the underlying item being hedged/ synthetically altered. If correlation between the hedged/synthetically altered item and related interest rate contract would cease to exist, the interest rate contract would be recorded at fair value and the associated unrealized gain or loss would be included in net interest margin, with any future realized and unrealized gains or losses recorded in other income.

     Interest rate contracts are recorded at amortized cost. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the hedged/synthetically altered item as adjustments to net interest margin. These deferred gains and losses are recorded on the accompanying consolidated balance sheets as adjustments to the carrying value of the hedged items. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments or cumulative change in

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES value on any open positions are recognized immediately as a component of the gain or loss upon disposition. Any remaining interest rate contracts previously designated to the sold hedged/synthetically altered item are recorded at fair value with realized and unrealized gains and losses included in other income.

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

2. BUSINESS COMBINATIONS

     On June 23, 1997, Household International and a wholly-owned subsidiary of HFC acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). The company paid $1.1 billion for the stock of TFS and repaid approximately $2.7 billion of TFS debt owed to affiliates of TA. The acquisition added approximately $3.1 billion of real estate secured receivables. The acquisition of TFS was accounted for as a purchase, and accordingly, earnings from TFS' operations have been included in the company's results of operations from June 24, 1997. The acquisition of TFS was not material to the company's consolidated financial statements.

     In June 1997, the company received a capital contribution from Household International of $976.5 million which was used to repay certain short-term borrowings in connection with the acquisition of TFS.

     On October 21, 1997, Household International and its wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company, for approximately 1.4 million shares of its common stock and cash. Upon the consummation of this transaction, Household International contributed the investment in ACC to HFC. The acquisition of ACC was accounted for as a purchase, and accordingly, earnings from ACC's operations have been included in the company's results of operations from October 22, 1997. The acquisition of ACC was not material to the company's consolidated financial statements.

3. INVESTMENT SECURITIES

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                1997           1996
                                                              --------       --------
                                                                   (IN MILLIONS)
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities................................  $  131.9       $  213.1
Corporate debt securities...................................   1,245.1        1,058.5
U.S. government and federal agency debt securities..........     209.9          243.7
Other.......................................................     113.5          180.5
                                                              --------       --------
          Subtotal..........................................   1,700.4        1,695.8
Accrued investment income...................................      23.4           24.2
                                                              --------       --------
          Total investment securities.......................  $1,723.8       $1,720.0
                                                              ========       ========

     Proceeds from the sale of available-for-sale investments totaled approximately $1.4, $1.9 and $2.4 billion in 1997, 1996 and 1995, respectively. Gross gains of $20.5, $21.4 and $6.8 million in 1997, 1996 and 1995, respectively, and gross losses of $2.9 and $3.7 million in 1997 and 1996, respectively, were realized on those sales.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     The gross unrealized gains (losses) of investment securities were as follows:

                                                                       AT DECEMBER 31,
                               -----------------------------------------------------------------------------------------------
                                                    1997                                             1996
                               ----------------------------------------------   ----------------------------------------------
                                             GROSS        GROSS                               GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                 COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                        (IN MILLIONS)
AVAILABLE-FOR-SALE
  INVESTMENTS
Marketable equity
  securities.................  $  128.4      $ 3.7        $  (.2)    $  131.9   $  212.7      $ 1.9        $ (1.5)    $  213.1
Corporate debt securities....   1,231.9       30.3         (17.1)     1,245.1    1,069.5       16.9         (27.9)     1,058.5
U.S. government and federal
  agency debt securities.....     222.0        1.0         (13.1)       209.9      252.6        1.0          (9.9)       243.7
Other........................     113.5         --            --        113.5      180.5         --            --        180.5
                               --------      -----        ------     --------   --------      -----        ------     --------
         Total
           available-for-sale
           investments.......  $1,695.8      $35.0        $(30.4)    $1,700.4   $1,715.3      $19.8        $(39.3)    $1,695.8
                               ========      =====        ======     ========   ========      =====        ======     ========

     See Note 9, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of the company's assets, liabilities and off-balance sheet financial instruments.

     Contractual maturities of and yields on investments in debt securities were as follows:

                                                                    AT DECEMBER 31, 1997
                                         --------------------------------------------------------------------------
                                                                                     U.S. GOVERNMENT AND FEDERAL
                                              CORPORATE DEBT SECURITIES                AGENCY DEBT SECURITIES
                                         -----------------------------------      ---------------------------------
                                         AMORTIZED        FAIR                    AMORTIZED       FAIR
                                           COST          VALUE        YIELD*        COST         VALUE       YIELD*
                                         ---------       -----        ------      ---------      -----       ------
                                                        (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Due within 1 year....................    $  170.2       $  169.9       6.19%       $ 19.0        $ 19.0       5.33%
After 1 but within 5 years...........        75.0           75.8       6.79          19.7          19.8       6.04
After 5 but within 10 years..........       212.0          214.4       6.76          50.5          50.0       5.72
After 10 years.......................       774.7          785.0       7.65         132.8         121.1       6.49
                                         --------       --------       ----        ------        ------       ----
          Total......................    $1,231.9       $1,245.1       7.25%       $222.0        $209.9       6.17%
                                         ========       ========       ====        ======        ======       ====

---------------
* Computed by dividing annualized interest by the amortized cost of the respective investment securities.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

4. RECEIVABLES

                                                                     AT DECEMBER 31
                                                                -------------------------
                                                                  1997            1996
                                                                ---------       ---------
                                                                      (IN MILLIONS)
Home equity.................................................    $ 6,953.1       $ 2,513.9
Auto finance(1).............................................        476.5              --
MasterCard/Visa.............................................      4,105.0         6,308.9
Private label...............................................      3,365.2         3,807.0
Other unsecured.............................................      1,857.5         2,564.4
Commercial..................................................        755.0           892.6
                                                                ---------       ---------
          Total owned receivables...........................     17,512.3        16,086.8
Accrued finance charges.....................................        240.9           215.8
Credit loss reserve for owned receivables...................       (857.6)         (671.5)
Unearned credit insurance premiums and claims reserves......       (120.1)          (82.6)
Amounts due and deferred from receivables sales.............      1,591.5         1,404.8
Reserve for receivables serviced with limited recourse......       (689.2)         (561.6)
                                                                ---------       ---------
          Total owned receivables, net......................     17,677.8        16,391.7
Receivables serviced with limited recourse..................     15,130.3        12,509.4
                                                                ---------       ---------
          Total managed receivables, net....................    $32,808.1       $28,901.1
                                                                =========       =========

---------------
(1) Prior to the fourth quarter of 1997, auto finance receivables were not significant and were included in other unsecured receivables.

     The company has securitized certain receivables which it services with limited recourse. Securitizations of receivables, including replenishments of certificate holder interests, were as follows:

                                                                AT DECEMBER 31
                                                       --------------------------------
                                                         1997        1996        1995
                                                       ---------   ---------   --------
                                                                (IN MILLIONS)
Home equity..........................................  $   312.6   $ 1,755.8   $1,135.2
MasterCard/Visa......................................   10,036.1     7,875.1    4,755.8
Private label........................................    2,270.2       697.4      644.0
Other unsecured......................................    2,428.5     2,255.1    1,074.8
                                                       ---------   ---------   --------
          Total......................................  $15,047.4   $12,583.4   $7,609.8
                                                       =========   =========   ========

     The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Home equity.................................................  $ 3,125.9   $ 4,337.5
Auto finance(1).............................................      395.9          --
MasterCard/Visa.............................................    6,775.7     5,043.5
Private label...............................................    1,025.0       517.0
Other unsecured.............................................    3,807.8     2,611.4
                                                              ---------   ---------
          Total.............................................  $15,130.3   $12,509.4
                                                              =========   =========

---------------
(1) Auto finance receivables were previously securitized by ACC before its acquisition in October 1997.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     At December 31, 1997, the expected weighted average remaining life of these securitization transactions was 2.3 years.

     The combination of receivables owned and receivables serviced with limited recourse, which the company considers its managed portfolio, is shown below:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Home equity.................................................  $10,079.0   $ 6,851.4
Auto finance(1).............................................      872.4          --
MasterCard/Visa.............................................   10,880.7    11,352.4
Private label...............................................    4,390.2     4,324.0
Other unsecured.............................................    5,665.3     5,175.8
Commercial..................................................      755.0       892.6
                                                              ---------   ---------
          Managed receivables...............................  $32,642.6   $28,596.2
                                                              =========   =========

---------------
(1) Prior to the fourth quarter of 1997, auto finance receivables were not significant and were included in other unsecured receivables.

     At December 31, 1997 and 1996, the amounts due and deferred from receivables sales of $1,591.5 and $1,404.8 million, respectively, included unamortized securitization assets and funds established pursuant to the recourse provisions for certain sales totaling $1,480.3 and $1,096.5 million, respectively. The amounts due and deferred also included customer payments not yet remitted by the securitization trustee to the company of $90.7 and $52.3 million at December 31, 1997 and 1996, respectively. The company made guarantees relating to certain securitizations of $90.2 million plus unpaid interest at December 31, 1996. The company made no such guarantees at December 31, 1997. The company has subordinated interests in certain transactions, which were recorded as receivables, of $888.7 and $388.5 million at December 31, 1997 and 1996, respectively. The company has agreements with a "AAA"-rated third party who will indemnify the company for up to $21.2 million in losses related to certain securitization transactions. The company maintains credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are based on estimated probable losses under such provisions. These reserves totaled $689.2 and $561.6 million at December 31, 1997 and 1996, respectively, and represent the company's best estimate of probable losses on receivables serviced with limited recourse.

     The providers of the credit enhancements have no recourse to the company. The company maintains facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $6.6 billion through the issuance of commercial paper. At December 31, 1997, these facilities were fully utilized, of which HFC had securitized $5.6 billion. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Contractual maturities of owned receivables were as follows:

                                                            AT DECEMBER 31, 1997
                             -----------------------------------------------------------------------------------
                               1998        1999        2000        2001        2002      THEREAFTER      TOTAL
                             --------    --------    --------    --------    --------    ----------    ---------
                                                                (IN MILLIONS)
Home equity..............    $1,906.0    $1,397.6    $  997.6    $  721.0    $  522.0     $1,408.9     $ 6,953.1
Auto finance.............        78.0        92.1       104.1       107.5        82.2         12.6         476.5
MasterCard/Visa..........       350.9       371.1       298.8       274.5       249.9      2,559.8       4,105.0
Private label............       332.4       323.7       288.6       243.3       210.5      1,966.7       3,365.2
Other unsecured..........       670.7       402.5       245.9       155.7       101.9        280.8       1,857.5
Commercial...............       156.7        64.8        31.6        53.5        30.1        418.3         755.0
                             --------    --------    --------    --------    --------     --------     ---------
          Total..........    $3,494.7    $2,651.8    $1,966.6    $1,555.5    $1,196.6     $6,647.1     $17,512.3
                             ========    ========    ========    ========    ========     ========     =========

     A substantial portion of consumer receivables, based on the company's experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding MasterCard and Visa receivables, approximated 42 and 38 percent in 1997 and 1996, respectively.

     The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                                  AT DECEMBER 31, 1997
                                                                -------------------------
                                                                OVER 1 BUT
                                                                  WITHIN           OVER
                                                                 5 YEARS         5 YEARS
                                                                ----------       --------
                                                                      (IN MILLIONS)
Receivables at predetermined interest rates.................     $5,291.2        $3,808.3
Receivables at floating or adjustable rates.................      2,079.3         2,838.8
                                                                 --------        --------
          Total.............................................     $7,370.5        $6,647.1
                                                                 ========        ========

     Nonaccrual owned consumer receivables totaled $310.7 and $204.8 million at December 31, 1997 and 1996, respectively. Interest income that would have been recorded in 1997 and 1996 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $48.8 and $35.2 million, respectively. Interest income that was included in net income for 1997 and 1996, prior to these loans being placed on nonaccrual status, was approximately $27.6 and $19.5 million, respectively.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     The following table sets forth the activity in the company's credit loss reserves for the periods indicated:

                                                                     YEAR ENDED DECEMBER 31
                                                                ---------------------------------
                                                                  1997         1996        1995
                                                                ---------    ---------    -------
                                                                          (IN MILLIONS)
Credit loss reserves for owned receivables at January 1.....    $   671.5    $   531.8    $ 413.7
Provision for credit losses-owned receivables...............        801.1        522.8      511.0
Owned receivables charged off...............................       (765.2)      (528.4)    (555.3)
Recoveries on owned receivables.............................         85.5         74.7       82.0
Portfolio acquisitions, net.................................         64.7         70.6       80.4
                                                                ---------    ---------    -------
     Total credit loss reserves for owned receivables at
       December 31..........................................        857.6        671.5      531.8
                                                                ---------    ---------    -------
Credit loss reserves for receivables serviced with limited
  recourse at January 1.....................................        561.6        334.2      181.7
Provision for credit losses-receivables serviced with
  limited recourse..........................................        731.8        568.1      322.3
Receivables charged off.....................................       (692.3)      (356.0)    (181.1)
Recoveries..................................................         43.7         17.1        8.5
Other, net..................................................         44.4         (1.8)       2.8
                                                                ---------    ---------    -------
     Total credit loss reserves for receivables serviced
       with limited recourse at December 31.................        689.2        561.6      334.2
                                                                ---------    ---------    -------
     Total credit loss reserves for managed receivables at
       December 31..........................................    $ 1,546.8    $ 1,233.1    $ 866.0
                                                                =========    =========    =======

5. COMMERCIAL PAPER, BANK AND OTHER BORROWINGS

                                                                    AT DECEMBER 31
                                                     ---------------------------------------------
                                                                        BANK AND
                                                      COMMERCIAL          OTHER
                                                         PAPER         BORROWINGS         TOTAL
                                                     -------------    -------------    -----------
                                                      (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
1997
Balance............................................    $4,578.5          $383.5         $4,962.0
Highest aggregate month-end balance................                                      5,898.0
Average borrowings.................................     4,974.5           277.3          5,251.8
Weighted average interest rate:
  At year end......................................         5.9%            6.4%             5.9%
  Paid during year.................................         5.8             5.0              5.7
1996
Balance............................................    $4,825.2          $398.3         $5,223.5
Highest aggregate month-end balance................                                      5,961.7
Average borrowings.................................     4,864.0           105.8          4,969.8
Weighted average interest rate:
  At year end......................................         5.6%            6.8%             5.7%
  Paid during year.................................         5.4             5.1              5.4
1995
Balance............................................    $4,042.4          $111.8         $4,154.2
Highest aggregate month-end balance................                                      4,733.8
Average borrowings.................................     4,244.2           126.5          4,370.7
Weighted average interest rate:
  At year end......................................         5.8%            6.0%             5.8%
  Paid during year.................................         5.9             6.0              5.9

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Interest expense for commercial paper, bank and other borrowings totaled $294.3, $268.8 and $259.6 million for 1997, 1996 and 1995, respectively.

     The company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1997 and 1996, the company had committed back-up lines of $6.2 and $5.2 billion, respectively, $400 million of which were available to the parent company. None of these back-up lines were utilized by HFC or its parent company at December 31, 1997 and 1996. Formal credit lines are reviewed annually, and expire at various dates from 1998 to 2002. Borrowings under these lines generally are available at a surcharge over LIBOR. Annual commitment fee requirements to support availability of these lines at December 31, 1997 totaled $5.1 million.

6. SENIOR AND SENIOR SUBORDINATED DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

                                                                   AT DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                              (ALL DOLLAR AMOUNTS ARE
                                                                STATED IN MILLIONS)
SENIOR DEBT
3.50% to 6.49%; due 1998 to 2009............................  $ 1,005.7     $ 1,344.6
6.50% to 6.99%; due 1998 to 2007............................    1,826.6       1,303.3
7.00% to 7.49%; due 1998 to 2012............................    1,359.4       1,024.9
7.50% to 7.99%; due 1998 to 2012............................    1,035.8       1,309.1
8.00% to 8.99%; due 1998 to 2005............................      951.8         956.8
9.00% and greater; due 1998 to 2001.........................      155.6         140.9
Variable interest rate debt; 5.25% to 8.50%; due 1998 to
  2015......................................................    5,268.7       4,173.8
SENIOR SUBORDINATED DEBT
9.00% to 9.63%; due 2000 to 2001............................      400.0         400.0
10.25%; due 2003............................................       20.0            --
Unamortized discount........................................       (1.6)         (5.1)
                                                              ---------     ---------
       Total senior and senior subordinated debt............  $12,022.0     $10,648.3
                                                              =========     =========

     Weighted average coupon interest rates were 6.7 percent at December 31, 1997 and 1996. Interest expense for senior and senior subordinated debt was $704.2, $642.3 and $565.0 million for 1997, 1996 and 1995, respectively. The only financial covenant contained in the terms of the company's debt agreements is the maintenance of minimum shareholder's equity of $1.5 billion.

     Maturities of senior and senior subordinated debt were:

                                              AT DECEMBER 31,
                                                   1997
                                              ---------------
                                               (IN MILLIONS)
1998........................................     $ 1,929.0
1999........................................       2,351.4
2000........................................       1,441.8
2001........................................       1,566.9
2002........................................         839.6
Thereafter..................................       3,893.3
                                                 ---------
       Total................................     $12,022.0
                                                 =========

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

7. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business and in connection with its asset/liability management program, the company enters into various transactions involving derivative and other off-balance sheet financial instruments. These instruments primarily are used to manage the company's exposure to fluctuations in interest rates and foreign exchange rates. The company does not serve as a financial intermediary to make markets in any derivative financial instruments. For further information on the company's strategies for managing interest rate and foreign exchange rate risk, see Risk Management on pages 11 and 12.

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

     Interest Rate and Foreign Exchange Contracts. The following table summarizes the activity in interest rate and foreign exchange contracts for 1997, 1996 and 1995:

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

HEDGING/SYNTHETIC ALTERATION INSTRUMENTS

                                                                                        NON EXCHANGE TRADED
                                                                             ------------------------------------------
                                             EXCHANGE TRADED
                               -------------------------------------------
                                   INTEREST RATE                                                     FOREIGN EXCHANGE
                                 FUTURES CONTRACTS           OPTIONS         INTEREST                 RATE CONTRACTS
                               ---------------------   -------------------     RATE      CURRENCY   -------------------
                               PURCHASED     SOLD      PURCHASED   WRITTEN     SWAPS      SWAPS     PURCHASED    SOLD
                               ---------   ---------   ---------   -------   ---------   --------   ---------   -------
                                                                    (IN MILLIONS)
1995
Notional amount, 1994........        --    $   (93.0)        --        --    $14,074.8   $ 297.3          --    $ (69.0)
New contracts................  $2,003.0     (1,850.0)   $ 300.0    $(300.0)      790.0        --     $ 809.9     (885.2)
Matured or expired
 contracts...................        --        290.0         --        --     (4,932.8)       --       (36.7)      40.9
Terminated contracts.........        --           --         --        --     (4,275.3)       --          --         --
In-substance maturities(1)...  (1,653.0)     1,653.0     (300.0)    300.0           --        --      (773.2)     913.3
                               ---------   ---------    -------    -------   ---------   --------    -------    -------
Notional amount, 1995........  $  350.0           --         --        --    $ 5,656.7   $ 297.3          --         --
                               =========   =========    =======    =======   =========   ========    =======    =======
Fair value, 1995(2)..........  $     .1           --         --        --    $   136.6   $  80.2          --         --
                               ---------   ---------    -------    -------   ---------   --------    -------    -------
1996
Notional amount, 1995........  $  350.0           --         --        --    $ 5,656.7   $ 297.3          --         --
New contracts................   6,611.9    $(4,202.9)   $ 440.0    $(440.0)    3,845.8     674.3          --         --
Matured or expired
 contracts...................  (1,471.0)        50.0         --        --     (1,392.1)   (117.0)         --         --
Terminated contracts.........        --           --         --        --     (1,215.0)       --          --         --
In-substance maturities(1)...  (4,152.9)     4,152.9     (440.0)    440.0           --        --          --         --
                               ---------   ---------    -------    -------   ---------   --------    -------    -------
Notional amount, 1996........  $1,338.0           --         --        --    $ 6,895.4   $ 854.6          --         --
                               =========   =========    =======    =======   =========   ========    =======    =======
Fair value, 1996(2)..........        --           --         --        --    $    45.7   $ (43.2)         --         --
                               ---------   ---------    -------    -------   ---------   --------    -------    -------
1997
Notional amount, 1996........  $1,338.0           --         --        --    $ 6,895.4   $ 854.6          --         --
New contracts................   8,584.0    $(7,350.0)        --        --      2,998.9     940.4          --         --
Matured or expired
 contracts...................  (2,020.0)       120.0         --        --     (2,006.9)    (57.6)         --         --
Terminated contracts.........        --           --         --        --       (762.0)   (102.4)         --         --
In-substance maturities(1)...  (7,030.0)     7,030.0         --        --           --        --          --         --
                               ---------   ---------    -------    -------   ---------   --------    -------    -------
Notional amount, 1997........  $  872.0    $  (200.0)        --        --    $ 7,125.4   $1,635.0         --         --
                               =========   =========    =======    =======   =========   ========    =======    =======
Fair value, 1997(2)..........        --           --         --        --    $   134.4   $ (84.0)         --         --
                               ---------   ---------    -------    -------   ---------   --------    -------    -------

                                 NON EXCHANGE TRADED
                               -----------------------
                               INTEREST
                                 RATE
                                FORWARD
                               CONTRACTS   OTHER RISK
                               ---------   MANAGEMENT
                               PURCHASED   INSTRUMENTS
                               ---------   -----------
                                    (IN MILLIONS)
1995
Notional amount, 1994........   $ 180.0     $  100.0
New contracts................        --           --
Matured or expired
 contracts...................        --           --
Terminated contracts.........    (180.0)          --
In-substance maturities(1)...        --           --
                                -------     --------
Notional amount, 1995........        --     $  100.0
                                =======     ========
Fair value, 1995(2)..........        --     $     .8
                                -------     --------
1996
Notional amount, 1995........        --     $  100.0
New contracts................        --      1,250.0
Matured or expired
 contracts...................        --           --
Terminated contracts.........        --           --
In-substance maturities(1)...        --           --
                                -------     --------
Notional amount, 1996........        --     $1,350.0
                                =======     ========
Fair value, 1996(2)..........        --     $    7.0
                                -------     --------
1997
Notional amount, 1996........        --     $1,350.0
New contracts................        --           --
Matured or expired
 contracts...................        --           --
Terminated contracts.........        --           --
In-substance maturities(1)...        --           --
                                -------     --------
Notional amount, 1997........        --     $1,350.0
                                =======     ========
Fair value, 1997(2)..........        --     $     .5
                                -------     --------

---------------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument, or (b) at the maturity of the underlying items being hedged.

(2) (Bracketed) unbracketed amounts represent amounts to be (paid) received by the company had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss for hedging instruments, as the fair value of the hedging instrument and the items being hedged must be evaluated together. See Note 9, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of the company's assets, liabilities and off-balance sheet financial instruments.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The company primarily enters into interest rate swap transactions to synthetically alter balance sheet items. These transactions are specifically designated to a particular asset/liability, off-balance sheet item or anticipated transaction of a similar characteristic. Specific assets or liabilities may consist of groups of individually small dollar homogeneous assets or liabilities of similar economic characteristics. Credit and market risk exists with respect to these instruments. The following table reflects the items so altered at December 31, 1997:

                                                                 (IN MILLIONS)
                                                                ---------------
Investment securities.......................................       $   70.7
Receivables:
  Home equity...............................................          775.0
  MasterCard/Visa...........................................          550.0
  Other unsecured...........................................           19.3
                                                                   --------
       Total owned receivables..............................        1,344.3
Commercial paper, bank and other borrowings.................        1,660.0
Senior and senior subordinated debt.........................        4,017.0
Receivables serviced with limited recourse..................           33.4
                                                                   --------
       Total items synthetically altered with interest rate
        swaps...............................................       $7,125.4
                                                                   ========

---------------
Note: In all instances, the notional amount is not greater than the carrying value of the related asset/liability or off-balance sheet item.

     The company manages its exposure to interest rate risk primarily through the use of interest rate swaps. These swaps synthetically alter the interest rate risk inherent in balance sheet assets, liabilities or off-balance sheet items. The majority of the company's interest rate swaps are used to convert floating rate assets to fixed rate, fixed rate debt to floating rate, floating rate assets or debt from one floating rate index to another, fixed rate assets to a floating rate, or floating rate debt to fixed rate. Interest rate swaps also are used to synthetically alter interest rate characteristics on certain receivables that are sold and serviced with limited recourse. These off-balance sheet items expose the company to the same interest rate risk as on-balance sheet items. Interest rate swaps are used to synthetically alter the interest rate provisions of the securitization transaction whereby the underlying receivables pay a fixed (floating) rate and the pass-through rate to the investor is floating (fixed). The company also has entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     The following table summarizes the maturities and related weighted average receive/pay rates of interest rate swaps outstanding at December 31, 1997:

                                   1998        1999       2000      2001      2002      2003     THEREAFTER     TOTAL
                                 --------    --------    ------    ------    ------    ------    ----------    --------
                                                      (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Pay a fixed rate/receive a
  floating rate:
  Notional value...............  $  550.0    $  625.0    $194.3        --        --        --           --     $1,369.3
  Weighted average receive
    rate.......................      5.98%       5.95%     5.97%       --        --        --           --         5.97%
  Weighted average pay rate....      6.05        6.77      6.44        --        --        --           --         6.44
Pay a floating rate/receive a
  fixed rate:
  Notional value...............  $  526.4    $  196.9    $150.0    $597.5    $149.4    $300.0     $1,787.9     $3,708.1
  Weighted average receive
    rate.......................      7.09%       6.32%     6.59%     6.55%     6.58%     6.74%        6.96%        6.83%
  Weighted average pay rate....      5.93        5.96      5.83      5.98      5.96      5.97         5.91         5.93
Pay a floating rate/receive a
  different floating rate:
  Notional value...............  $  550.0    $1,288.0    $200.0        --    $ 10.0        --           --     $2,048.0
  Weighted average receive
    rate.......................      5.72%       6.05%     5.82%       --      6.50%       --           --         5.94%
  Weighted average pay rate....      5.89        5.97      5.90        --      5.81        --           --         5.94
                                 --------    --------    ------    ------    ------    ------     --------     --------
Total notional value...........  $1,626.4    $2,109.9    $544.3    $597.5    $159.4    $300.0     $1,787.9     $7,125.4
                                 ========    ========    ======    ======    ======    ======     ========     ========
Total weighted average rates on
  swaps:
Receive rate...................      6.25%       6.05%     6.08%     6.55%     6.57%     6.74%        6.96%        6.41%
Pay rate.......................      5.96        6.21      6.07      5.98      5.95      5.97         5.91         6.03

     The floating rates paid or received by the company are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3-or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. Hedging/synthetic alteration instruments are used by the company to manage the volatility of net interest margin resulting from changes in interest rates on the underlying hedged/synthetically altered items. Owned net interest margin would have declined by 21 and 30 basis points in 1997 and 1996, respectively, had these instruments not been utilized. These instruments had a negligible impact on owned net interest margin in 1995.

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

     Purchased options grant the purchaser the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period. The seller of the option has written a

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES contract which creates an obligation to either sell or purchase the financial instrument at the agreed-upon price if, and when, the purchaser exercises the option.

     Other risk management instruments consist of caps and floors. Caps and floors written expose the company to market risk but not to credit risk. Market risk associated with caps and floors purchased is limited to the premium paid which is recorded on the balance sheets in other assets.

     Deferred gains of $37.8 and $43.6 million and deferred losses of $2.4 and $8.5 million from hedging/synthetic alteration instruments were recorded on the balance sheets at December 31, 1997 and 1996, respectively. The weighted average amortization period associated with the deferred gains was 5.4 and 6.8 years at December 31, 1997 and 1996, respectively. The weighted average amortization period for the deferred losses was 1.6 and 1.5 years at December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $53.9 and $47.6 million, respectively.

CONCENTRATIONS OF CREDIT RISK

     A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

     Because the company primarily lends to consumers, it does not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 1997 and 1996. The company lends nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 1997: California--20 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--24 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)--14 percent; Northeast (CT, ME, MA, NH, NY, RI, VT)--12 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--16 percent.

8. PREFERRED STOCK

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                               1997            1996
                                                              -------         -------
                                                              (ALL DOLLAR AMOUNTS ARE
                                                                STATED IN MILLIONS)
7.25% term cumulative preferred, Series 1992-A, 1,000,000
  depositary shares.........................................      --          $100.0

     On August 15, 1997, the company redeemed, at par, all outstanding shares of its 7.25 percent term cumulative preferred Series 1992-A, for $100 per depositary share plus accrued and unpaid dividends.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company has estimated the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Fair value estimates, methods and assumptions set forth below for the company's financial instruments are made solely to comply with the requirements of FAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

     For a significant portion of the company's financial instruments, fair values for items lacking a quoted market price were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management's assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in the company's asset/liability management process. All assumptions are based on

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental, and changes in these assumptions could significantly affect fair value calculations.

     As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships) and other intangible assets not recorded on the balance sheets (such as the value of consumer lending relationships for originated receivables and the franchise values of the company's business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. The company believes there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent the entire value, nor the changes in the entire value, of the company.

     The following is a summary of the carrying value and estimated fair value of the company's financial instruments:

                                                            AT DECEMBER 31
                                 ---------------------------------------------------------------------
                                               1997                                1996
                                 ---------------------------------   ---------------------------------
                                            ESTIMATED                           ESTIMATED
                                 CARRYING     FAIR                   CARRYING     FAIR
                                  VALUE       VALUE     DIFFERENCE    VALUE       VALUE     DIFFERENCE
                                 --------   ---------   ----------   --------   ---------   ----------
                                                             (IN MILLIONS)
Cash...........................  $    291   $    291         --      $    229   $    229         --
Investment securities..........     1,724      1,724         --         1,720      1,720         --
Receivables....................    17,678     17,787      $ 109        16,392     16,780      $ 388
Advances to parent company and
  affiliates...................        11         11         --            --         --         --
                                 --------   --------      -----      --------   --------      -----
  Subtotal.....................    19,704     19,813        109        18,341     18,729        388
                                 --------   --------      -----      --------   --------      -----
Commercial paper, bank and
  other borrowings.............    (4,962)    (4,962)        --        (5,224)    (5,224)        --
Senior and senior subordinated
  debt.........................   (12,022)   (12,202)      (180)      (10,648)   (10,775)      (127)
Insurance reserves.............    (1,057)    (1,286)      (229)       (1,022)    (1,238)      (216)
Borrowings from parent company
  and affiliates...............        --         --         --            (8)        (8)        --
                                 --------   --------      -----      --------   --------      -----
  Subtotal.....................   (18,041)   (18,450)      (409)      (16,902)   (17,245)      (343)
                                 --------   --------      -----      --------   --------      -----
Interest rate and foreign
  exchange contracts...........        36         51         15            33         10        (23)
Commitments to extend credit
  and guarantees...............        --         50         50            --         40         40
                                 --------   --------      -----      --------   --------      -----
  Subtotal.....................        36        101         65            33         50         17
                                 --------   --------      -----      --------   --------      -----
  Total........................  $  1,699   $  1,464      $(235)     $  1,472   $  1,534      $  62
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

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

     The fair value of consumer receivables also included an estimate, on a present value basis, of cash flows associated with securitizations of certain home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables.

     Advances to parent company and affiliates: The carrying value approximates fair value for this instrument due to its short-term nature.

     Commercial paper, bank and other borrowings: The fair value of these instruments was determined to approximate existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

     Senior and senior subordinated debt: The estimated fair value of these instruments was computed by discounting future expected cash flows at interest rates offered for similar types of debt instruments.

     Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 1997 and 1996. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

     Borrowings from parent company and affiliates: The fair value of this instrument was determined to approximate existing carrying value due to its short-term nature.

     Interest rate and foreign exchange contracts: Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined through the use of accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). See
Note 7, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk," for a discussion of the nature of these items.

     Commitments to extend credit and guarantees: These commitments were valued by considering the company's relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

10. LEASES

     The company leases certain offices, buildings and equipment for periods of up to 22 years with various renewal options. The office space leases generally require the company to pay certain operating expenses. The majority of the company's leases are noncancelable operating leases. Net rental expense under operating leases was $43.4, $37.5 and $36.4 million for 1997, 1996 and 1995, respectively.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                                AT DECEMBER 31,
                                                                     1997
                                                                ---------------
                                                                 (IN MILLIONS)
1998........................................................        $ 43.1
1999........................................................          31.2
2000........................................................          21.7
2001........................................................          14.0
2002........................................................          10.0
Thereafter..................................................          66.7
                                                                    ------
Net minimum lease commitments...............................        $186.7
                                                                    ======

11. EMPLOYEE BENEFIT PLANS

     The company and its U.S. subsidiaries participate in Household International's Retirement Income Plan ("RIP"), which covers substantially all U.S. full-time employees. No separate actuarial valuation has been made for the company's participation in RIP. At December 31, 1997, Household International's plan assets included an investment in 1,258,807 shares of its common stock with a fair value of $160.7 million. Dividends declared by Household International on theses shares in 1997 totaled approximately $2 million. The fair value of plan assets in RIP exceeded Household International's projected benefit obligation by $313.9 and $284.2 million at December 31, 1997 and 1996, respectively. The 1997 and 1996 projected benefit obligations for RIP were determined using an assumed weighted average discount rate of 7.50 percent and an assumed compensation increase of 4.00 percent. The assumed weighted average long-term rate of return on plan assets was 10.00 percent in 1997, 1996 and 1995. At December 31, 1997 and 1996, the company's estimated share of prepaid pension cost was $137.2 and $130.0 million, respectively. Plan benefits are based primarily on years of service. The company's share of total pension income due to the overfunded status of RIP was $9.0, $8.6 and $8.2 million for 1997, 1996 and 1995, respectively.

     The company participates in Household International's defined contribution plan where each participant's contribution is matched by the company up to a maximum of 6 percent of the participant's compensation. For 1997, 1996 and 1995 the company's costs totaled $13.9, $7.1 and $6.4 million, respectively.

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

     Household International recognizes the expected postretirement costs on an accrual basis, similar to pension accounting. The expected cost of postretirement benefits is required to be recognized over the employees' years of service with the company instead of the period in which the benefits are paid. Household International is recognizing the transition obligation over a period of 20 years. The transition obligation represents the unfunded and unrecognized accumulated postretirement benefit obligation.

     While no separate actuarial valuation has been made for the company's participation in Household International's plans for postretirement medical, dental and life benefits, its share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $111.7 and $104.9 million at December 31, 1997 and 1996, respectively. The company's estimated share of Household International's accrued postretirement benefit obligation was $51.3 and $42.5 million at December 31, 1997

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES and 1996, respectively. In addition, the company's estimated share of postretirement benefit expense recognized in 1997, 1996 and 1995 was $12.1, $11.7 and $14.0 million, respectively.

     Household International's accumulated postretirement benefit obligation at December 31, 1997 and 1996 was determined using an assumed weighted average discount rate of 7.50 percent and an assumed annual compensation increase of 4.0 percent. A 10.0 and 11.0 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 1998 and 1997, respectively. This rate of increase is assumed to decline by 1 percent in each year after 1998.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percent would have increased the company's share of the 1997 and 1996 net periodic postretirement benefit cost by $.5 and $.7 million, respectively, and its share of the accumulated postretirement benefit obligation at December 31, 1997 and 1996 by $5.9 and $6.5 million, respectively. A 1 percentage point increase would have increased Household International's accumulated postretirement benefit obligation at December 31, 1997 and 1996 by $6.1 and $7.5 million, respectively.

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

12. INCOME TAXES

     Total income taxes were allocated as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Provision for income taxes related to operations............  $272.3   $180.6   $175.4
Income taxes related to adjustments included in common
  shareholder's equity:
  Unrealized gain (loss) on investments, net................     8.4    (54.6)    92.6
                                                              ------   ------   ------
     Total..................................................  $280.7   $126.0   $268.0
                                                              ======   ======   ======

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Provisions for income taxes related to operations were:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
CURRENT
  United States.............................................  $181.2   $244.8   $147.6
  Foreign...................................................     1.8      1.4      1.0
                                                              ------   ------   ------
     Total current..........................................   183.0    246.2    148.6
                                                              ------   ------   ------
DEFERRED
  United States.............................................    89.3    (65.6)    26.8
                                                              ------   ------   ------
     Total income taxes.....................................  $272.3   $180.6   $175.4
                                                              ======   ======   ======

     The significant components of deferred income tax provisions attributable to income from operations were:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              1997     1996    1995
                                                              -----   ------   -----
                                                                  (IN MILLIONS)
Deferred income tax provision...............................  $83.9   $(60.3)  $26.8
Operating loss carryforwards................................    5.4     (5.3)     --
                                                              -----   ------   -----
Deferred income tax provision...............................  $89.3   $(65.6)  $26.8
                                                              =====   ======   =====

     Income before income taxes from foreign operations was $5.1, $3.9 and $2.7 million in 1997, 1996 and 1995, respectively.

     Effective tax rates are analyzed as follows:

                                                                YEAR ENDED DECEMBER 31
                                                                -----------------------
                                                                1997     1996     1995
                                                                -----    -----    -----
Statutory federal income tax rate...........................    35.0%    35.0%    35.0%
Increase (decrease) in rate resulting from:
  State and local taxes, net of federal benefit.............     2.4      2.2      2.5
  Amortization and disposition of intangibles and
     goodwill...............................................     1.4      1.7      1.4
  Leveraged lease tax benefits..............................    (3.5)    (2.6)    (3.3)
  Recapture of life insurance policyholders' surplus account
     balance................................................      --       --      6.7
  Net operating loss........................................      --     (2.3)      --
  Other.....................................................     (.6)    (1.1)    (2.2)
                                                                ----     ----     ----
     Effective tax rate.....................................    34.7%    32.9%    40.1%
                                                                ====     ====     ====

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                               AT DECEMBER 31
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
                                                               (IN MILLIONS)
DEFERRED TAX LIABILITIES
  Receivables sold..........................................  $406.6    $235.1
  Leveraged lease transactions, net.........................   312.7     383.3
  Pension plan assets.......................................    54.7      51.9
  Other.....................................................   198.6     121.4
                                                              ------    ------
     Total deferred tax liabilities.........................   972.6     791.7
                                                              ------    ------
DEFERRED TAX ASSETS
  Credit loss reserves......................................   612.4     473.0
  Other.....................................................   138.9     177.0
                                                              ------    ------
     Total deferred tax assets..............................   751.3     650.0
                                                              ------    ------
     Net deferred tax liability at end of year..............  $221.3    $141.7
                                                              ======    ======

13. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

     HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to (from) parent company and affiliates consisted of the following:

                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 1997      1996
                                                                ------    ------
                                                                 (IN MILLIONS)
Parent company and other subsidiaries.......................    $ 76.2    $ 73.9
Household Bank, f.s.b.......................................     (70.5)    (79.8)
Household Global Funding, Inc...............................       4.8      (1.7)
                                                                ------    ------
     Advances to (from) parent company and affiliates.......    $ 10.5    $ (7.6)
                                                                ======    ======

     These advances bear interest at various market interest rates. Net interest income on advances to (from) parent company and affiliates was as follows:

                                                                YEAR ENDED DECEMBER 31
                                                                -----------------------
                                                                1997     1996     1995
                                                                -----    -----    -----
                                                                     (IN MILLIONS)
Parent company and other subsidiaries.......................    $20.8    $13.3    $26.6
Household Bank, f.s.b.......................................       .1    (3.6)    (10.9)
                                                                -----    -----    -----
     Net interest income on advances to (from) parent
       company and affiliates...............................    $20.9    $ 9.7    $15.7
                                                                =====    =====    =====

     Household Bank, f.s.b. ("the Bank") has agreements with certain wholly-owned bank subsidiaries of the company to provide loans of up to $450 million to fund their credit card operations. The outstanding balance at December 31, 1997 and 1996 was $250 and $15 million, respectively, and was included in commercial paper, bank and other borrowings for financial statement purposes. Interest expense on these borrowings totaled $5.8, $3.9 and $13.9 million during 1997, 1996 and 1995, respectively.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

     Under the GM Card program, Household International designates the issuer of the GM Card under a written contractual arrangement. From June 1994 to May 1997, Household International designated the company's wholly-owned bank subsidiary as the issuer of the new GM Card accounts for customers who previously did not have an account with the previous designated issuer. In effect, Household International licensed to the bank subsidiary, the GM Card account relationships and GM's obligation to administer its rebate program in an arrangement similar to an operating lease. Under this arrangement, the bank subsidiary pays a licensing fee to Household International for each open account for the privilege of maintaining the account relationship. Fees paid to Household International under this arrangement were $27.6, $27.2 and $19.1 million in 1997, 1996 and 1995, respectively, and are recorded in other operating expenses on the consolidated statements of income.

     Household International has a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and the company agree to maintain the capital of the Bank at the required levels. The agreement also requires that any capital deficiency be cured by Household International and/or the company within thirty days. There were no cash capital contributions made by Household International to the Bank in 1997 and 1996.

     In July 1995 the company acquired from Household International an affiliated entity that provides certain support services, such as item processing, collections and billings, accounts payable and payroll processing, primarily for Household International's domestic credit card portfolio. The company acquired this servicing subsidiary, including approximately $125 million of property and equipment, at net book value. HFC and this servicing subsidiary have negotiated a market rate agreement with the Bank for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable, and payroll processing. Fees for these services totaled $47.8, $50.9 and $89.0 million during 1997, 1996 and 1995, respectively.

     The company was allocated costs incurred on its behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $58, $55 and $56 million in 1997, 1996 and 1995, respectively.

14. COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business there are various legal proceedings pending against the company. Management believes the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the consolidated financial position of the company. However, as the ultimate resolution of these proceedings is influenced by factors that are outside of the company's control, it is reasonably possible the company's estimated liability under these proceedings may change. See Note 10 for discussion of lease commitments.

15. SALE OF PRODUCT LINES

     In October 1995 the company sold the individual life and annuity product lines of the Individual Life Insurance segment for $525 million in cash and $50 million of preferred stock of the purchaser. For the first nine months of 1995, these sold product lines generated approximately $400 million of revenues and earned approximately $35 million of net income.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    1997--THREE MONTHS ENDED             1996--THREE MONTHS ENDED
                                                ---------------------------------    ---------------------------------
                                                 DEC.    SEPT.     JUNE     MAR.      DEC.    SEPT.     JUNE     MAR.
                                                ------   ------   ------   ------    ------   ------   ------   ------
                                                                            (IN MILLIONS)
Finance income................................  $558.2   $561.1   $510.4   $501.6    $556.0   $509.4   $442.9   $419.6
Other interest income.........................     1.6      4.0     11.5      5.0       5.6      5.6     18.7      6.0
Interest expense..............................   259.5    266.0    239.8    233.2     252.9    239.8    223.8    194.6
                                                ------   ------   ------   ------    ------   ------   ------   ------
Net interest margin...........................   300.3    299.1    282.1    273.4     308.7    275.2    237.8    231.0
Provision for credit losses on owned
  receivables.................................   178.9    194.5    194.2    233.5     149.8    114.7    129.4    128.9
                                                ------   ------   ------   ------    ------   ------   ------   ------
Net interest margin after provision for credit
  losses......................................   121.4    104.6     87.9     39.9     158.9    160.5    108.4    102.1
                                                ------   ------   ------   ------    ------   ------   ------   ------
Securitization income.........................   260.6    267.9    236.9    228.8     191.1    178.4    196.0    154.6
Insurance revenues............................    43.5     45.7     44.0     41.9      43.8     42.0     38.3     43.8
Investment income.............................    27.9     30.3     25.5     25.3      22.9     32.6     34.5     55.2
Fee income....................................   129.1     87.6     64.3     54.7      52.5     50.0     39.7     36.2
Other income..................................     5.3     45.8     23.7     69.3       6.7     27.8     17.7     17.6
                                                ------   ------   ------   ------    ------   ------   ------   ------
Total other revenues..........................   466.4    477.3    394.4    420.0     317.0    330.8    326.2    307.4
                                                ------   ------   ------   ------    ------   ------   ------   ------
Salaries and fringe benefits..................   129.4    127.3    115.2    107.6     114.0     98.1     90.5     90.2
Other operating expenses......................   160.7    127.6    111.0    138.5     121.4    147.6    155.5    119.3
Amortization of acquired intangibles and
  goodwill....................................    38.4     38.6     33.3     33.1      33.0     32.1     34.0     22.0
Policyholders' benefits.......................    39.7     42.6     41.1     42.1      39.0     50.3     47.1     67.6
                                                ------   ------   ------   ------    ------   ------   ------   ------
Total costs and expenses......................   368.2    336.1    300.6    321.3     307.4    328.1    327.1    299.1
                                                ------   ------   ------   ------    ------   ------   ------   ------
Income before income taxes....................   219.6    245.8    181.7    138.6     168.5    163.2    107.5    110.4
Income taxes..................................    67.2     89.6     66.0     49.5      58.1     57.8     33.3     31.4
                                                ------   ------   ------   ------    ------   ------   ------   ------
Net income....................................  $152.4   $156.2   $115.7   $ 89.1    $110.4   $105.4   $ 74.2   $ 79.0
                                                ======   ======   ======   ======    ======   ======   ======   ======

                                                                     SCHEDULE II

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 1997      1996      1995
                                                                ------    ------    ------
                                                                      (IN MILLIONS)
Unearned credit insurance premiums and claims reserves:
  Unearned credit insurance premiums:
     Balance at January 1...................................    $ 38.4    $ 36.9    $  5.3
     Earned premiums........................................      (8.6)    (16.6)     (1.7)
     Net premiums written and reinsurance assumed...........      24.4      18.0       1.8
     Other items............................................       5.8        .1      31.5
                                                                ------    ------    ------
     Balance at December 31.................................      60.0      38.4      36.9
                                                                ------    ------    ------
  Claims reserves:
     Balance at January 1...................................      44.2      41.5      40.6
     Provision for claims...................................      63.6      62.2      51.7
     Benefits paid..........................................     (53.4)    (60.0)    (48.5)
     Other items............................................       5.7        .5      (2.3)
                                                                ------    ------    ------
     Balance at December 31.................................      60.1      44.2      41.5
                                                                ------    ------    ------
  Total at December 31......................................    $120.1    $ 82.6    $ 78.4
                                                                ======    ======    ======

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
    3(i)     Restated Certificate of Incorporation of Household Finance
             Corporation, as amended (incorporated by reference to
             Exhibit 3(i) of our Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997).
    3(ii)    By-laws of Household Finance Corporation (incorporated by
             reference to Exhibit 3(b) of our Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
    4(a)     Indenture dated as of March 15, 1989 between HFC and Bankers
             Trust Company, as Trustee (incorporated by reference to
             Exhibit 4 of our Current Report on Form 8-K dated August 3,
             1989), as supplemented by a First Supplemental Indenture
             dated as of June 15, 1989 (incorporated by reference to
             Exhibit 4 of our Current Report on Form 8-K dated June 15,
             1989), as amended by Amendment No. 1 dated October 18, 1990 to the First Supplemental Indenture dated as of June 15,
             1989 (incorporated by reference to Exhibit 4 of our Current
             Report on Form 8-K dated October 18, 1990).
    4(b)     Standard Multiple-Series Indenture Provisions for Senior
             Debt Securities dated as of June 1, 1992 (incorporated by
             reference to Exhibit 4(b) of our Registration Statement on
             Form S-3, No. 33-48854).
    4(c)     Indenture dated as of December 1, 1993 for Senior Debt
             Securities between HFC and The Chase Manhattan Bank
             (National Association), as Trustee (incorporated by
             reference to Exhibit 4(b) of our Registration Statement on
             Form S-3, No. 33-55561).
    4(d)     The principal amount of debt outstanding under each other
             instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a
             consolidated basis. We agree to furnish to the Securities
             and Exchange Commission, upon request, a copy of each
             instrument defining the rights of holders of our long-term debt.
   12        Statement of Computation of Ratios of Earnings to Fixed
             Charges and to Combined Fixed Charges and Preferred Stock
             Dividends.
   23        Consent of Arthur Andersen LLP, Certified Public
             Accountants.
   27        Financial Data Schedule.
 99.1        Ratings of Household Finance Corporation and its significant subsidiaries.