Form 10-Q
period 1998-03-31
HOUSEHOLD FINANCE CORP
filed 1998-05-12
CIK 48681

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1998, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

          HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months
          Ended March 31, 1998 and 1997                       2

          Condensed Consolidated Balance Sheets -
          March 31, 1998 (Unaudited) and December 31, 1997    3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended
          March 31, 1998 and 1997                             4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   17

  Signature                                                  18

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

In millions.

--------------------------------------------------------------------------------
Three months ended March 31                                    1998         1997
--------------------------------------------------------------------------------
Finance income                                               $573.4       $501.6
Other interest income                                           5.7          5.0
Interest expense                                              276.6        233.2
                                                             ------       ------
Net interest margin                                           302.5        273.4
Provision for credit losses on owned receivables              208.8        233.5
                                                             ------       ------
Net interest margin after provision for credit losses          93.7         39.9
                                                             ------       ------
Securitization income                                         281.8        228.8
Insurance revenues                                             46.4         41.9
Investment income                                              26.9         25.3
Fee income                                                     78.0         54.7
Other income                                                   13.6         69.3
                                                             ------       ------
Total other revenues                                          446.7        420.0
                                                             ------       ------
Salaries and fringe benefits                                  123.5        107.6
Other operating expenses                                      126.9        138.5
Amortization of acquired intangibles and goodwill              41.2         33.1
Policyholders' benefits                                        41.6         42.1
                                                             ------       ------
Total costs and expenses                                      333.2        321.3
                                                             ------       ------
Income before income taxes                                    207.2        138.6
Income taxes                                                   70.2         49.5
                                                             ------       ------
Net income                                                   $137.0       $ 89.1
                                                             ======       ======

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

-----------------------------------------------------------------------------------
                                                           March 31,   December 31,
                                                                1998           1997
-----------------------------------------------------------------------------------
ASSETS                                                   (Unaudited)
------
Cash                                                       $   369.3      $   291.4
Investment securities                                        1,673.5        1,723.8
Receivables, net                                            19,804.3       17,677.8
Advances to parent company and affiliates                       67.5           10.5
Acquired intangibles and goodwill, net                       1,877.4        1,734.2
Properties and equipment, net                                  204.4          235.5
Real estate owned                                              113.0          102.3
Other assets                                                 1,487.3        1,159.2
                                                           ---------      ---------
Total assets                                               $25,596.7      $22,934.7
                                                           =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings              $ 5,966.4      $ 4,962.0
  Senior and senior subordinated debt (with
     original maturities over one year)                     13,456.0       12,022.0
                                                           ---------      ---------
Total debt                                                  19,422.4       16,984.0
Insurance policy and claim reserves                            937.4        1,057.1
Other liabilities                                              938.9          862.2
                                                           ---------      ---------
Total liabilities                                           21,298.7       18,903.3
                                                           ---------      ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000
     shares authorized, issued and outstanding
     at March 31, 1998 and December 31, 1997,
     and additional paid-in capital                          2,256.3        2,056.3
  Retained earnings                                          2,042.4        1,980.4
  Foreign currency translation adjustments                      (8.2)          (8.3)
  Unrealized gain on investments, net                            7.5            3.0
                                                           ---------      ---------
Total common shareholder's equity                            4,298.0        4,031.4
                                                           ---------      ---------
Total liabilities and shareholder's equity                 $25,596.7      $22,934.7
                                                           =========      =========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

----------------------------------------------------------------------------------
Three months ended March 31                                    1998           1997
----------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                $   137.0      $    89.1
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables            208.8          233.5
  Insurance policy and claim reserves                        (109.1)          22.8
  Depreciation and amortization                                61.2           53.3
  Net realized gains from sales of assets                       -            (50.6)
  Other, net                                                 (215.4)          70.0
                                                          ---------      ---------
Cash provided by operations                                    82.5          418.1
                                                          ---------      ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                  (272.5)        (377.2)
  Matured                                                      34.7           43.9
  Sold                                                        167.6          210.6
Short-term investment securities, net change                  128.6          159.1
Receivables:
  Originations, net                                        (3,596.9)      (2,750.6)
  Purchases and related premiums                           (2,120.5)        (310.3)
  Sold                                                      3,153.8        3,564.6
Properties and equipment purchased                             (9.2)         (10.3)
Properties and equipment sold                                  20.1             .9
Advances to parent company and affiliates, net                (57.0)        (349.3)
                                                          ---------      ---------
Cash increase (decrease) from investments in
  operations                                               (2,551.3)         181.4
                                                          ---------      ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                                 1,004.4         (551.5)
Senior and senior subordinated debt issued                  2,437.5          772.3
Senior and senior subordinated debt retired                (1,015.4)        (718.6)
Policyholders' benefits paid                                  (26.8)         (37.7)
Cash received from policyholders                               22.0           57.7
Dividends on preferred stock                                    -             (1.8)
Dividends paid to parent company                              (75.0)         (75.0)
Capital contribution from parent company                      200.0            -
                                                          ---------      ---------
Cash increase (decrease) from financing and
  capital transactions                                      2,546.7         (554.6)
                                                          ---------      ---------
Increase in cash                                               77.9           44.9
Cash at January 1                                             291.4          228.5
                                                          ---------      ---------
Cash at March 31                                          $   369.3      $   273.4
                                                          =========      =========
Supplemental cash flow information:
Interest paid                                             $   257.8      $   204.5
                                                          ---------      ---------
Income taxes received                                         (30.7)         (22.6)
                                                          ---------      ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
---------------------

All dollar amounts are stated in millions.

-----------------------------------------------------------------------------------
Three months ended March 31                                     1998           1997
-----------------------------------------------------------------------------------
Net income                                                 $   137.0      $    89.1
                                                           ---------      ---------
Net interest margin and other revenues <F1>                    707.6          651.3
                                                           ---------      ---------
Return on average common shareholder's
  equity <F2>                                                   13.4%          13.4%
                                                           ---------      ---------
Return on average owned assets <F2>                             2.24           1.69
                                                           ---------      ---------

All dollar amounts are stated in millions.
-----------------------------------------------------------------------------------
                                                           March 31,   December 31,
                                                                1998           1997
-----------------------------------------------------------------------------------
Total assets:
  Owned                                                    $25,596.7      $22,934.7
  Managed                                                   40,265.8       38,065.0
                                                           ---------      ---------
Receivables:
  Owned                                                    $19,683.7      $17,512.3
  Serviced with limited recourse                            14,669.1       15,130.3
                                                           ---------      ---------
  Managed                                                  $34,352.8      $32,642.6
                                                           =========      =========
Debt to total shareholder's equity                             4.5:1          4.2:1
                                                           ---------      ---------

<F1>  Policyholders' benefits have been netted against other revenues.

<F2>  Annualized.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 should not be considered indicative of the results for any future quarters or the year ending December 31, 1998. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 1997.


2.   PENDING MERGER
-------------------
On April 7, 1998, Household International, Inc., our parent company, announced that it entered into a definitive agreement to combine with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. The merger, which is expected to close in the third quarter of 1998, is subject to the approval of both companies' shareholders, as well as certain regulatory authorities. Under the terms of the agreement, Household International will issue 1.0222 shares of its common stock for each outstanding share of Beneficial common stock. The merger will be accounted for as a pooling of interests. On March 31, 1998, Beneficial's total assets were $16.6 billion and shareholders' equity was $2.0 billion.

In connection with the merger, Household International expects to incur pre-tax merger and integration related costs of approximately $1 billion. These costs include lease exit costs and related fixed assets impairment, severance and change in control payments, asset write downs to reflect modified business plans, legal and investment banking fees, and prepayment premiums related to debt.


3.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

-------------------------------------------------------------------------------------------------
In millions.                                          March 31, 1998            December 31, 1997
-------------------------------------------------------------------------------------------------
                                           Amortized            Fair     Amortized           Fair
                                                Cost           Value          Cost          Value
-------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities                $  127.8        $  129.9      $  128.4       $  131.9
Corporate debt securities                    1,187.4         1,198.0       1,231.9        1,245.1
U.S. government and federal
  agency debt securities                       189.5           188.5         222.0          209.9
Other                                          132.4           132.4         113.5          113.5
                                            --------        --------      --------       --------
Subtotal                                     1,637.1         1,648.8       1,695.8        1,700.4
Accrued investment income                       24.7            24.7          23.4           23.4
                                            --------        --------      --------       --------
Total investment securities                 $1,661.8        $1,673.5      $1,719.2       $1,723.8
                                            ========        ========      ========       ========

4.   RECEIVABLES
----------------
Receivables consisted of the following:

-------------------------------------------------------------------------------------
                                                        March 31,        December 31,
In millions.                                                 1998                1997
-------------------------------------------------------------------------------------
Home equity                                             $ 7,690.0           $ 6,953.1
Auto finance                                                654.4               476.5
MasterCard/Visa                                           4,905.2             4,105.0
Private label                                             3,374.1             3,365.2
Other unsecured                                           2,391.2             1,857.5
Commercial                                                  668.8               755.0
                                                        ---------           ---------
Total owned receivables                                  19,683.7            17,512.3

Accrued finance charges                                     261.7               240.9
Credit loss reserve for
  owned receivables                                        (955.7)             (857.6)
Unearned credit insurance premiums
  and claims reserves                                      (125.9)             (120.1)
Amounts due and deferred from
  receivables sales                                       1,606.9             1,591.5
Reserve for receivables serviced with
  limited recourse                                         (666.4)             (689.2)
                                                        ---------           ---------
Total owned receivables, net                             19,804.3            17,677.8
Receivables serviced with limited
  recourse                                               14,669.1            15,130.3
                                                        ---------           ---------
Total managed receivables, net                          $34,473.4           $32,808.1
                                                        =========           =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

-------------------------------------------------------------------------------------
                                                        March 31,        December 31,
In millions.                                                 1998                1997
-------------------------------------------------------------------------------------
Home equity                                             $ 2,825.4           $ 3,125.9
Auto finance                                                348.0               395.9
MasterCard/Visa                                           6,633.0             6,775.7
Private label                                               986.1             1,025.0
Other unsecured                                           3,876.6             3,807.8
                                                        ---------           ---------
Total                                                   $14,669.1           $15,130.3
                                                        =========           =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

-------------------------------------------------------------------------------------
                                                        March 31,        December 31,
In millions.                                                 1998                1997
-------------------------------------------------------------------------------------
Home equity                                             $10,515.4           $10,079.0
Auto finance                                              1,002.4               872.4
MasterCard/Visa                                          11,538.2            10,880.7
Private label                                             4,360.2             4,390.2
Other unsecured                                           6,267.8             5,665.3
Commercial                                                  668.8               755.0
                                                        ---------           ---------
Total                                                   $34,352.8           $32,642.6
                                                        =========           =========

The amounts due and deferred from receivables sales were $1,606.9 million at March 31, 1998 and $1,591.5 million at December 31, 1997. The amounts due and deferred included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $1,513.5 million at March 31, 1998 and $1,480.3 million at December 31, 1997. It also included customer payments not yet sent to us by the securitization trustee of $73.3 million at March 31, 1998 and $90.7 million at December 31, 1997. In addition, we have subordinated interests in certain transactions, which were recorded as receivables, of $898.5 million at March 31, 1998 and $888.7 million at December 31, 1997. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $666.4 million at March 31, 1998 and $689.2 million at December 31, 1997 and represents our best estimate of probable losses on receivables serviced with limited recourse.


5.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three months ended
March 31 was as follows:

--------------------------------------------------------------------------------------------
In millions.                                                             1998           1997
--------------------------------------------------------------------------------------------
Credit loss reserves for owned receivables
  at January 1                                                       $  857.6       $  671.5
Provision for credit losses                                             208.8          233.5
Chargeoffs                                                             (215.7)        (188.7)
Recoveries                                                               16.9           16.4
Portfolio acquisitions, net                                              88.1           (8.6)
                                                                     --------       --------
TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES
  AT MARCH 31                                                           955.7          724.1
                                                                     --------       --------

Credit loss reserves for receivables serviced with
  limited recourse at January 1                                         689.2          561.6
Provision for credit losses                                             179.6          156.6
Chargeoffs                                                             (215.8)        (132.3)
Recoveries                                                               13.5            6.2
Other, net                                                                (.1)           2.3
                                                                     --------       --------
TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED
  WITH LIMITED RECOURSE AT MARCH 31                                     666.4          594.4
                                                                     --------       --------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
  AT MARCH 31                                                        $1,622.1       $1,318.5
                                                                     ========       ========

6.   INCOME TAXES
-----------------
The effective tax rate was 33.9 percent for the three months ended March 31, 1998 and 35.7 percent in the year-ago period. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) leveraged lease tax benefits, (b) dividends received deduction applicable to term preferred stock, (c) amortization of intangible assets and (d) state and local income taxes.

7.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
----------------------------------------------------

We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $67.5 million at March 31, 1998 compared to $10.5 million at December 31, 1997. Advances from parent company and affiliates, which are included in commercial paper, bank and other borrowings, were $450.0 million at March 31, 1998 and $250.0 million at December 31, 1997. Net interest income on affiliated balances was $1.8 million for the three months ended March 31, 1998 and $6.1 million for the three months ended March 31, 1997.


8.   COMPREHENSIVE INCOME
-------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and presentation of comprehensive income. Comprehensive income, in addition to traditional net income, includes the mark-to-market adjustments on available-for-sale securities, cumulative translation adjustments and other items which represent a change in equity from "nonowner" sources. FAS No. 130 does not change existing requirements for certain items to be reported as a separate component of shareholder's equity. In accordance with the interim reporting guidelines of FAS No. 130, comprehensive income was $141.6 million for the quarter ended March 31, 1998 and $65.2 million for the quarter ended March 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain estimates and projections regarding our parent company, Household International, Inc., and its proposed merger with Beneficial Corporation, that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in Household International's Form 10-Q for the quarter ended March 31, 1998, and in Household International's and Beneficial Corporation's Annual Reports on Forms 10-K, for the year ended December 31, 1997, all filed with the Securities and Exchange Commission.


OPERATIONS SUMMARY
------------------
Our net income for the first quarter of 1998 was $137.0 million, up 54 percent from $89.1 million in 1997. Our annualized return on average common shareholder's equity for the first quarter of 1998 was 13.4 percent, unchanged from the year-ago period. Our annualized return on average owned assets improved to 2.24 percent in the 1998 first quarter from 1.69 percent a year ago.

- The following summarizes our operating results for our key businesses for the first quarter of 1998 compared to the prior year period:

  Results for our consumer finance business improved from the prior year period reflecting higher net interest margin and fee income due mainly to higher levels of average managed receivables. These improvements were partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings.

  Our MasterCard* and Visa* credit card business reported lower net interest margin partially offset by higher fee income and improved operating efficiency. This business includes our co-branding and affinity relationship strategies, in particular our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and the AFL-CIO's Union Privilege affinity relationship.

  Our private label credit card business reported higher credit losses, partially offset by higher net interest margin and fee income, and improved efficiency. Higher credit losses reflected higher personal bankruptcies as well as the maturing of promotional balances in the first quarter of 1998.

- We continued to increase our credit loss reserves during the first three months of 1998 due to the maturing of our unsecured loan portfolios and continued high levels of personal bankruptcies.

- On April 7, 1998, Household International, our parent company, announced that it entered into a definitive agreement to combine with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. The merger, which is expected to close in the third quarter of 1998, is subject to the approval of both companies' shareholders, as well as certain regulatory authorities. Under the terms of the agreement, Household International will issue 1.0222 shares of its common stock for each outstanding share of Beneficial common stock. The merger will be accounted for as a pooling of interests. On March 31, 1998, Beneficial's total assets were $16.6 billion and shareholders' equity was $2.0 billion.


  * MasterCard is a registered trademark of MasterCard
    International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

  In connection with the merger, Household International expects to incur pre-tax merger and integration related costs of approximately $1 billion. These costs include lease exit costs and related fixed assets impairment, severance and change in control payments, asset write downs to reflect modified business plans, legal and investment banking fees, and prepayment premiums related to debt.

BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) grew 23 percent over the prior year. Growth in home equity loans and auto finance receivables reflect the acquisitions of Transamerica Financial Services Holding Company ("TFS") in June 1997 and ACC Consumer Finance Corporation ("ACC") in October 1997. Additionally, new loan originations in our retail branch network were up 30 percent from the prior year. However, the higher level of refinancings continued to impact home equity loan growth. MasterCard and Visa receivables were up from a year ago due to the purchase of a $925 million portfolio late in the quarter. This growth was offset by the non-strategic portfolio sales which occurred in the second half of 1997. Other unsecured receivables were up compared to the prior year reflecting the purchase of an $850 million portfolio in the quarter. In addition, other unsecured growth was affected by our slowed origination of new unsecured business because of the uncertain credit environment.

- Compared to the fourth quarter of 1997, managed consumer receivables were up primarily due to the acquisitions discussed above. This growth was partially offset, however, due to the normal, seasonal runoff experienced in the MasterCard and Visa portfolio and the slowing of new originations of other unsecured receivables as discussed above. New loan originations in our retail branch network were up 7 percent in the quarter. However, the higher level of refinancings continued to impact home equity loan growth.

- Consumer receivables on our balance sheet were $19.0 billion at March 31, 1998, up from $16.8 billion at December 31, 1997 and $14.5 billion at March 31, 1997. Changes in these owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- Our managed credit loss reserves were $1,622.1 million at March 31, 1998, up from $1,546.8 million at December 31, 1997 and $1,318.5 million at March 31, 1997. Credit loss reserves as a percent of managed receivables were 4.72 percent, compared to 4.74 percent at December 31, 1997 and 4.66 percent at March 31, 1997. Reserves as a percent of nonperforming managed receivables were
  120.4 percent, compared to 124.2 percent at December 31, 1997 and
  131.4 percent at March 31, 1997. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 5.05 percent, compared to 5.09 percent at December 31, 1997 and 4.62 percent at March 31, 1997. The annualized total consumer managed chargeoff ratio in the first quarter of 1998 was 4.85 percent, compared to 4.55 percent in the prior quarter and 4.31 percent in the year-ago quarter.

- Our debt to total shareholder's equity ratio was 4.5 to 1 compared to 4.2 to 1 at December 31, 1997. The increase was due to higher debt levels primarily attributable to higher average owned receivables at March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our major use of cash is the origination or purchase of receivables or purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

The following describes major changes in our funding base from December 31, 1997 to March 31, 1998:

- We paid $75.0 million of dividends to our parent company during the quarter.

- Commercial paper, bank and other borrowings increased 20 percent from $5.0 billion to $6.0 billion. Senior and senior subordinated debt (with original maturities over one year) increased 13 percent from $12.0 billion to $13.5 billion. The increase in debt levels from year end is primarily attributable to the increase in owned receivables.

- In March 1998, we received a capital contribution from our parent company of $200 million in connection with the acquisition of a credit card portfolio during the quarter.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $14.7 billion at March 31, 1998, compared to $15.1 billion at December 31, 1997. In the first quarter of 1998, we securitized, excluding replenishments of certificate holder interests, $.3 billion of other unsecured receivables, compared to $1.1 billion of MasterCard and Visa and other unsecured receivables a year ago.

The composition of these securitizations by type is as follows
(in billions):

------------------------------------------------------------
                                   March 31,       March 31,
Three months ended                      1998            1997
------------------------------------------------------------
MasterCard/Visa                         $  -            $ .3
Other unsecured                           .3              .8
                                        ----            ----
Total                                   $ .3            $1.1
                                        ====            ====

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which we plan to continue to utilize in the future.


INCOME STATEMENT REVIEW
-----------------------
Net interest margin
-------------------
Net interest margin was $302.5 million for the first quarter of 1998, up from $273.4 million in the prior year. Net interest margin as a percent of average owned interest-earning assets, annualized, was 6.18 percent in the first quarter of 1998 compared to 6.65 percent in the year-ago quarter. The decrease in the net interest margin percentage in 1998 was the result of the change in product mix in the owned portfolio due to asset securitizations, as discussed below. The dollar increase was primarily due to an increase in average owned home equity loans, as a result of the acquisition of TFS in 1997, but was partially offset by a decrease in average owned credit card receivables.

Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $669.6 million for the first quarter of 1998, compared to $555.7 million in the same year-ago period. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.79 percent compared to 7.69 percent in the year-ago quarter. The improvement over the year-ago quarter was primarily due to the continuing change in product mix, improved pricing and lower leverage.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an owned basis for the first quarter of 1998 totaled $208.8 million, compared to $233.5 million in the prior year period. Owned provision in excess of owned chargeoffs was $10 million for the three months ended March 31, 1998 and $61 million for the three months ended March 31, 1997. We continued to record a provision for credit losses in excess of current period chargeoffs because of continued uncertainty regarding consumer payment patterns, the continued high levels of personal bankruptcies and the maturing of our unsecured loan products. The maturing or seasoning of a product is the effect of a growing portfolio reaching expected levels of chargeoffs as loans age. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Securitization income was $281.8 million for the three months ended March 31, 1998 and $228.8 million for the same period in 1997. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest margin, fee and other income and provision for credit losses related to those receivables. The 23 percent increase in securitization income compared to the first quarter of 1997 was primarily due to the increase in average securitized receivables.

Fee income on an owned basis includes revenues from fee-based products such as credit cards. Fee income was $78.0 million in the first quarter of 1998, up from $54.7 million in the comparable period of the prior year. The increase in fee income in 1998 reflected higher credit card fees compared to the prior year.

Other income was $13.6 million in the first quarter of 1998, down from $69.3 million in 1997. Other income in 1997 included approximately $50 million of non-recurring gains on the sales of certain non-strategic assets during the prior year quarter.

Expenses
--------
Salaries and fringe benefits and other operating expenses were $250.4 million compared to $246.1 million in the first quarter of 1997. Salaries and fringe benefits expense was higher due to an increase in employees in our consumer finance and auto finance businesses in connection with our acquisitions of TFS in June 1997 and ACC in October 1997. Other operating expenses decreased reflecting our overall expense control efforts.

Amortization of acquired intangibles and goodwill was $41.2 million in the first quarter of 1998, up from $33.1 million in the prior year period. The increase reflects our acquisitions of TFS and ACC in 1997.

CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

---------------------------------------------------------------------------
                                   March 31,     December 31,     March 31,
                                        1998             1997          1997
---------------------------------------------------------------------------
Owned                               $  955.7         $  857.6      $  724.1
Serviced with limited recourse         666.4            689.2         594.4
                                    --------         --------      --------
Total                               $1,622.1         $1,546.8      $1,318.5
                                    ========         ========      ========

We have increased total managed credit loss reserves from the prior quarters due to seasoning of unsecured loan portfolios and uncertainty resulting from continued high levels of personal bankruptcies. Managed credit loss reserves as a percent of nonperforming managed receivables were 120.4 percent, compared to
124.2 percent at December 31, 1997 and 131.4 percent at March 31,
1997.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

---------------------------------------------------------
                   March 31,   December 31,     March 31,
                        1998           1997          1997
---------------------------------------------------------
Owned                   4.86%          4.90%         4.70%
Managed                 4.72           4.74          4.66
                       -----           ----          ----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. See Note 5, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.


CREDIT QUALITY
--------------
Delinquency and chargeoff statistics reflect the impact of the portfolio acquisitions during the quarter. Delinquency levels in the consumer portfolio were down slightly compared to the prior quarter, but were higher than the first quarter of 1997. Chargeoffs were up compared to the prior and year-ago quarters. We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

----------------------------------------------------------------------------------------------
                           3/31/98       12/31/97         9/30/97       6/30/97        3/31/97
----------------------------------------------------------------------------------------------
Home equity                   3.92%          4.03%           3.20%         2.94%          3.53%
Auto finance <F1>             1.84           1.97            -             -              -
MasterCard/Visa               3.21           3.22            3.39          3.36           3.32
Private label                 7.50           7.45            7.06          6.31           5.81
Other unsecured               9.12           9.22            8.52          7.85           7.68
                              ----           ----            ----          ----           ----
Total                         5.05%          5.09%           4.84%         4.46%          4.62%
                              ====           ====            ====          ====           ====

<F1> Prior to the fourth quarter of 1997, delinquency statistics for auto finance receivables were not significant. For prior periods, delinquency data for these receivables were included in other unsecured receivables.

Delinquency as a percent of managed consumer receivables decreased from the prior quarter but increased from the prior year quarter.
The decrease from the prior quarter was primarily due to a decrease in dollars of delinquencies in the private label portfolio.

The increase in the managed delinquency ratio from a year ago was due to seasoning of the home equity and other unsecured portfolios and the maturing of certain special promotional balances in our private label portfolio.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-----------------------------------------------------------------------------------------------
                              First        Fourth          Third          Second          First
                            Quarter       Quarter        Quarter         Quarter        Quarter
                               1998          1997           1997            1997           1997
-----------------------------------------------------------------------------------------------
Home equity                     .88%          .75%           .69%           1.09%          1.35%
Auto finance <F1>              5.95          5.33           -               -              -
MasterCard/Visa                5.93          5.74           6.57            5.38           4.76
Private label                  7.23          6.03           5.52            5.13           5.36
Other unsecured                7.60          7.78           7.36            6.78           6.34
                               ----          ----           ----            ----           ----
Total                          4.85%         4.55%          4.65%           4.51%          4.31%
                               ====          ====           ====            ====           ====

<F1> Prior to the fourth quarter of 1997, chargeoff statistics for auto finance receivables were not significant and were included in other unsecured receivables.

Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1998 increased compared to both the prior and year-ago periods. The increase in chargeoffs in the auto finance portfolio was primarily due to seasonality in the auto industry. The MasterCard and Visa net chargeoff ratio increased from the prior quarter due to lower recoveries. Beginning in the first quarter of 1998, a greater number of charged off receivables are being collected internally rather than sold to an external third party. Because these accounts are retained by us, recoveries will be recorded when the cash is actually
collected.   Gross chargeoff dollars in our MasterCard and Visa portfolio were essentially flat in the quarter, and chargeoff dollars due to bankruptcies declined compared to the fourth quarter level. Chargeoffs in the private label portfolio increased due to higher levels of personal bankruptcies as well as the maturing of certain special promotional balances. These balances were mainly associated with longer-term promotional programs which we have de-emphasized.

The increase in the chargeoff ratio compared to a year ago was primarily due to increased bankruptcy filings in the MasterCard and Visa portfolio and lower recoveries in this portfolio as discussed above. Also contributing to the increase in the chargeoff ratio was the continued seasoning of the private label and other unsecured portfolios.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-------------------------------------------------------------------------------------------------------
In millions.                        3/31/98       12/31/97        9/30/97        6/30/97        3/31/97
-------------------------------------------------------------------------------------------------------
Nonaccrual managed
  receivables                      $  806.9       $  729.9       $  654.7       $  616.3       $  558.4
Accruing managed consumer
  receivables 90 or more days
  delinquent                          527.8          503.3          470.9          454.4          432.2
Renegotiated commercial
  loans                                12.3           12.4           12.9           12.9           12.9
                                   --------       --------       --------       --------       --------
Total nonperforming managed
  receivables                       1,347.0        1,245.6        1,138.5        1,083.6        1,003.5
Real estate owned                     113.0          102.3          122.9          119.6          125.6
                                   --------       --------       --------       --------       --------
Total nonperforming assets         $1,460.0       $1,347.9       $1,261.4       $1,203.2       $1,129.1
                                   ========       ========       ========       ========       ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                 120.4%         124.2%         126.5%         127.6%         131.4%
                                   --------       --------       --------       --------       --------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       27      Financial Data Schedule.

       99.1    Debt Securities Ratings.

  (b)  Reports on Form 8-K

       During the first quarter of 1998, the Registrant filed a Current Report on Form 8-K dated February 12, 1998 with respect to the consolidated financial statements of Household Finance Corporation as of and for the years ended December 31, 1997 and 1996.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD FINANCE CORPORATION
                              -----------------------------
                              (Registrant)



Date:  May 12, 1998           By: /s/ David A. Schoenholz
       ------------           ---------------------------
                              David A. Schoenholz
                              Executive Vice President
                              and Chief Financial Officer,
                              Director and on behalf of
                              Household Finance Corporation

                           Exhibit Index
                           -------------


       12 Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
               Preferred Stock Dividends.

       27      Financial Data Schedule.

       99.1    Debt Securities Ratings.