Form 10-Q
period 1998-06-30
HOUSEHOLD FINANCE CORP
filed 1998-08-14
CIK 48681

                         FORM 10-Q

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1998, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

      HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                     Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Operations
          (Unaudited) - Three Months and Six Months
          Ended June 30, 1998 and 1997                        2

          Condensed Consolidated Balance Sheets -
          June 30, 1998 (Unaudited) and December 31, 1997     3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended
          June 30, 1998 and 1997                              4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      12


PART II.  Other Information

  Item 1. Legal Proceedings                                  21

  Item 6. Exhibits and Reports on Form 8-K                   21

  Signature                                                  22

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------

All amounts, except per share data, are stated in millions.

----------------------------------------------------------------------------------------------------
                                                    Three months ended              Six months ended
                                                              June 30,                      June 30,
                                                   1998           1997            1998          1997
----------------------------------------------------------------------------------------------------
Finance income                                 $1,165.9       $1,019.7        $2,281.6      $2,043.1
Other interest income                               6.6           14.6            15.3          22.5
Interest expense                                  508.5          452.3         1,008.7         900.2
                                               --------       --------        --------      --------
Net interest margin                               664.0          582.0         1,288.2       1,165.4
Provision for credit losses on owned
 receivables                                      318.5          293.6           655.1         612.2
                                               --------       --------        --------      --------
Net interest margin after provision for
 credit losses                                    345.5          288.4           633.1         553.2
                                               --------       --------        --------      --------
Securitization income                             268.4          314.8           591.7         579.1
Insurance revenues                                 90.6           86.8           182.0         174.6
Investment income                                  35.6           36.5            72.8          73.8
Fee income                                        120.0          106.6           245.8         202.8
Other income                                       49.5           56.7           136.0         222.9
Gain on sale of Beneficial Canada                   -              -             189.4           -
                                               --------       --------        --------      --------
Total other revenues                              564.1          601.4         1,417.7       1,253.2
                                               --------       --------        --------      --------
Salaries and fringe benefits                      221.2          223.6           455.7         436.3
Occupancy and equipment expense                    72.3           69.1           147.5         143.8
Other marketing expenses                           49.3           56.2           114.2         123.7
Other servicing and administrative expenses       133.4          134.6           280.8         297.3
Amortization of acquired intangibles
 and goodwill                                      44.7           33.3            85.9          66.4
Policyholders' benefits                            48.3           57.9           105.8         122.8
Merger and integration related costs            1,000.0            -           1,000.0           -
                                               --------       --------        --------      --------
Total costs and expenses                        1,569.2          574.7         2,189.9       1,190.3
                                               --------       --------        --------      --------
Income (loss) before income taxes                (659.6)         315.1          (139.1)        616.1
Income taxes (benefit)                           (131.4)         111.1            64.6         222.3
                                               --------       --------        --------      --------
Net income (loss)                              $ (528.2)      $  204.0        $ (203.7)     $  393.8
                                               ========       ========        ========      ========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

-----------------------------------------------------------------------------
                                                      June 30,   December 31,
                                                          1998           1997
-----------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS
------
Cash                                                 $   521.5       $  545.3
Investment securities                                  2,759.8        2,336.8
Receivables, net                                      33,866.3       32,152.5
Advances to parent company and affiliates                498.5           10.5
Acquired intangibles and goodwill, net                 1,892.6        1,777.9
Properties and equipment, net                            371.4          464.8
Real estate owned                                        201.8          187.8
Other assets                                           2,275.7        1,973.3
                                                     ---------      ---------
Total assets                                         $42,387.6      $39,448.9
                                                     =========      =========
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Deposits                                                 -        $   555.3
  Commercial paper, bank and other borrowings        $10,290.5        9,547.1
  Senior and senior subordinated debt (with
     original maturities over one year)               23,352.2       20,909.2
                                                     ---------      ---------
Total debt                                            33,642.7       31,011.6
Insurance policy and claim reserves                    1,123.0        1,182.3
Other liabilities                                      1,855.8        1,451.3
                                                     ---------      ---------
Total liabilities                                     36,621.5       33,645.2
                                                     ---------      ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares
     shares authorized, issued and outstanding
     at June 30, 1998 and December 31, 1997,
     and additional paid-in capital                    2,910.2        2,555.1
  Retained earnings                                    2,866.1        3,296.9
  Foreign currency translation adjustments               (37.5)         (56.5)
  Unrealized gain on investments, net                     27.3            8.2
                                                     ---------      ---------
Total common shareholder's equity                      5,766.1        5,803.7
                                                     ---------      ---------
Total liabilities and shareholder's equity           $42,387.6      $39,448.9
                                                     =========      =========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

----------------------------------------------------------------------------------
Six months ended June 30                                       1998           1997
----------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                                         $  (203.7)     $   393.8
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables            655.1          612.2
  Merger and integration related costs                      1,000.0            -
  Insurance policy and claim reserves                         (53.8)          28.9
  Depreciation and amortization                               147.4          131.6
  Net realized (gains) losses from sales of assets           (190.4)         (54.9)
  Other, net                                                 (598.4)        (106.5)
                                                          ---------      ---------
Cash provided by operations                                   756.2        1,005.1
                                                          ---------      ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                  (689.3)        (698.8)
  Matured                                                     209.1          148.3
  Sold                                                        443.0          470.6
Short-term investment securities, net change                 (381.6)          88.5
Receivables:
  Originations, net                                        (7,489.0)      (6,778.8)
  Purchases and related premiums                           (2,272.5)        (387.4)
  Sold                                                      7,154.5        7,834.6
Purchase capital stock of Transamerica Financial
  Services Holding Company                                      -         (1,059.6)
Properties and equipment purchased                            (44.5)         (24.9)
Properties and equipment sold                                  20.8            1.5
Advances to parent company and affiliates, net               (573.8)        (351.8)
                                                          ---------      ---------
Cash increase (decrease) from investments in operations    (3,623.3)        (757.8)
                                                          ---------      ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and deposits, net change                      480.1            7.8
Senior and senior subordinated debt issued                  5,601.7        4,819.5
Senior and senior subordinated debt retired                (2,576.3)      (3,049.3)
Prepayment of debt                                           (607.4)           -
Repayment of Transamerica Financial Services Holding
  Company debt                                                  -         (2,679.7)
Policyholders' benefits paid                                  (51.4)         (72.5)
Cash received from policyholders                               22.0           58.9
Dividends paid to parent company                             (150.0)         (75.0)
Dividends paid - pooled affiliate                             (75.4)        (121.4)
Dividends on preferred stock                                    -             (3.7)
Capital contributions from parent company                     200.0          976.5
                                                          ---------      ---------
Cash increase (decrease) from financing and
  capital transactions                                      2,843.3         (138.9)
                                                          ---------      ---------
Increase (decrease) in cash                                   (23.8)         108.4
Cash at January 1                                             545.3          508.1
                                                          ---------      ---------
Cash at June 30                                           $   521.5      $   616.5
                                                          =========      =========
Supplemental cash flow information:
Interest paid                                             $   897.4      $   879.6
                                                          ---------      ---------
Income taxes paid                                             148.7          259.3
                                                          ---------      ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

-------------------------------------------------------------------------------------
                                         Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                          1998         1997         1998         1997
-------------------------------------------------------------------------------------
Net income excluding merger
 costs and Beneficial
 Canada gain
   HFC                                $  175.3     $  115.7     $  312.3     $  204.8
   Beneficial                             47.5         88.3        116.5        189.0
                                      --------     --------     --------     --------
 Total net income excluding
   merger costs and
   Beneficial Canada gain                222.8        204.0        428.8        393.8
 Merger and integration
   related costs                        (751.0)         -         (751.0)         -
 Beneficial Canada gain                    -            -          118.5          -
                                      --------     --------      --------     --------
Net income (loss)                       (528.2)       204.0        (203.7)       393.8
                                      ========     ========      ========     ========

Net interest margin and other
  revenues <F1>                        1,179.8      1,125.5       2,600.1      2,295.8
                                      --------     --------      --------     --------
Return on average common
  shareholder's equity <F2>               16.1%        18.4%         14.7%        18.2%
                                      --------     --------      --------     --------
Return on average owned assets <F2>       2.66         2.21          2.45         2.14
                                      --------     --------      --------     --------

All dollar amounts are stated in millions.

----------------------------------------------------------------------
                                             June 30,     December 31,
                                                 1998             1997
----------------------------------------------------------------------
Total assets:
  Owned                                     $42,387.6        $39,448.9
  Managed                                    57,569.4         57,491.9
                                            ---------        ---------
Receivables:
  Owned                                     $34,253.5        $32,383.3
  Serviced with limited recourse             15,181.8         18,043.0
                                            ---------        ---------
  Managed                                   $49,435.3        $50,426.3
                                            =========        =========
Debt to total shareholder's equity              5.8:1            5.3:1
                                            ---------        ---------

<F1>  Policyholders' benefits have been netted against other revenues.

<F2>  Annualized. Excludes merger and integration related
      costs and the Beneficial Canada gain.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 should not be considered indicative of the results for any future quarters or the year ending December 31, 1998. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the supplemental consolidated financial statements for the year ended December 31, 1997 contained in HFC's Current Report on Form 8-K dated June 30, 1998.


2.   HOUSEHOLD INTERNATIONAL MERGER WITH BENEFICIAL CORPORATION
---------------------------------------------------------------
On June 30, 1998, Household International, Inc., our parent company, completed its merger with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Beneficial's total assets were $16.1 billion and common shareholders' equity was $2.0 billion on the date of the merger, excluding the impact of the merger and integration related costs. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household International's common stock, resulting in the issuance of approximately 168.4 million common shares to the former Beneficial shareholders. Each share of Beneficial $5.50 Convertible Preferred Stock was converted into the number of shares of Household International common stock the holder would have been entitled to receive in the merger had the holder converted his or her shares of Beneficial $5.50 Convertible Preferred Stock into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of preferred stock of Beneficial outstanding immediately prior to the merger has been converted into one share of a newly created series of preferred stock of Household International with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests. Upon completion of the merger, substantially all the net assets of Beneficial were contributed by Household International to HFC. Therefore, these interim condensed consolidated financial statements include the results of operations, financial position, and changes in cash flows of Beneficial for all periods presented.

The separate results of operations for HFC and Beneficial were as follows:

---------------------------------------------------------------------------------------
                                     Three Months Ended                Six Months Ended
                                               June 30,                        June 30,
In millions.                        1998           1997            1998            1997
---------------------------------------------------------------------------------------
Net interest margin and other
 revenues <F1>
  HFC                           $  716.8       $  627.4        $1,412.4       $1,270.7
  Beneficial                       463.0          498.1         1,187.7        1,025.1
                                --------       --------        --------       --------
Total                           $1,179.8       $1,125.5        $2,600.1       $2,295.8
                                ========       ========        ========       ========
Net income (loss)
  HFC                           $  175.3       $  115.7        $  312.3       $  204.8
  Beneficial                        47.5           88.3           116.5          189.0
  Merger and integration
    related costs                 (751.0)           -            (751.0)           -
  Beneficial Canada gain             -              -             118.5            -
                                --------       --------        --------       --------
Total                           $ (528.2)      $  204.0        $ (203.7)      $  393.8
                                ========       ========        ========       ========

<F1>  Policyholders' benefits have been netted against other revenues.

In connection with the merger, Household International and HFC incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the quarter. These costs included approximately $305 million in lease exit costs, $50 million in fixed asset write-offs related to closed facilities, $255 million in severance and change in control payments, $230 million in asset writedowns to reflect modified business plans, $75 million in investment banking fees, $25 million in legal and other expenses, and $60 million in prepayment premiums related to debt.

The following table summarizes the activity in the merger and restructuring reserve for the three months ended June 30, 1998:

---------------------------------------------------
                                 Three Months Ended
In millions.                          June 30, 1998
---------------------------------------------------
Balance at beginning of period                  -
  Establishment of reserve                 $1,000.0
  Cash payments                              (113.7)
  Non-cash items                             (249.5)
                                           --------
Balance on June 30, 1998                   $  636.8
                                           ========

3.   BUSINESS DIVESTITURES
--------------------------
On April 28, 1998, the sale of Beneficial's German operations was completed. An after-tax loss of $27.8 million was recorded in the fourth quarter of 1997. This loss was recorded after consideration of a $31.0 million tax benefit, primarily generated by the expected utilization of capital losses to cover the expected loss associated with disposing of the German operations. No additional losses were realized in 1998 as a result of the sale.

On March 2, 1998, the sale of Beneficial's Canadian operations was completed. An after-tax gain of $118.5 million was recorded upon consummation of the transaction.

4.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

----------------------------------------------------------------------------
In millions.                           June 30, 1998       December 31, 1997
----------------------------------------------------------------------------
                               Amortized        Fair   Amortized        Fair
                                    Cost       Value        Cost       Value
                                --------    --------    --------    --------
AVAILABLE-FOR-SALE
INVESTMENTS
Marketable equity securities    $   69.0    $   72.5    $  129.0    $  132.5
Corporate debt securities        1,607.0     1,642.3     1,575.4     1,594.0
U.S. government and federal
  agency debt securities           337.0       339.7       380.2       370.0
Other                              670.1       671.0       206.2       206.9
                                --------    --------    --------    --------
Subtotal                         2,683.1     2,725.5     2,290.8     2,303.4
Accrued investment income           34.3        34.3        33.4        33.4
                                --------    --------    --------    --------
Total investment securities     $2,717.4    $2,759.8    $2,324.2    $2,336.8
                                ========    ========    ========    ========


5.   RECEIVABLES
----------------
Receivables consisted of the following:

-------------------------------------------------------------------
                                            June 30,   December 31,
In millions.                                    1998           1997
-------------------------------------------------------------------
Home equity                                $15,381.9      $12,806.1
Auto finance                                   537.2          476.5
MasterCard/Visa                              4,950.2        5,052.4
Private label                                7,151.5        8,039.2
Other unsecured                              5,557.8        5,071.3
Commercial                                     674.9          937.8
                                           ---------      ---------
Total owned receivables                     34,253.5       32,383.3

Accrued finance charges                        424.9          400.1
Credit loss reserve for owned receivables   (1,524.9)      (1,417.5)
Unearned credit insurance premiums and
  claims reserves                             (371.3)        (344.2)
Amounts due and deferred from
  receivables sales                          1,767.6        1,838.6
Reserve for receivables serviced with
  limited recourse                            (683.5)        (707.8)
                                           ---------      ---------
Total owned receivables, net                33,866.3       32,152.5
Receivables serviced with limited recourse  15,181.8       18,043.0
                                           ---------      ---------
Total managed receivables, net             $49,048.1      $50,195.5
                                           =========      =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

-----------------------------------------------------------------
                                          June 30,   December 31,
In millions.                                  1998           1997
-----------------------------------------------------------------
Home equity                              $ 4,403.7      $ 6,038.6
Auto finance                                 700.7          395.9
MasterCard/Visa                            5,598.8        6,775.7
Private label                                927.9        1,025.0
Other unsecured                            3,550.7        3,807.8
                                         ---------      ---------
Total                                    $15,181.8      $18,043.0
                                         =========      =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

------------------------------------------------------------------
                                           June 30,   December 31,
In millions.                                   1998           1997
------------------------------------------------------------------
Home equity                               $19,785.6      $18,844.7
Auto finance                                1,237.9          872.4
MasterCard/Visa                            10,549.0       11,828.1
Private label                               8,079.4        9,064.2
Other unsecured                             9,108.5        8,879.1
Commercial                                    674.9          937.8
                                          ---------      ---------
Total                                     $49,435.3      $50,426.3
                                          =========      =========

The amounts due and deferred from receivables sales were $1,767.6 million at June 30, 1998 and $1,838.6 million at December 31, 1997. The amounts due and deferred included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling
$1,820.1 million at June 30, 1998 and $1,846.3 million at December 31, 1997. It also included net customer payments owed by us to the securitization trustee of $72.7 million at June 30, 1998 and $53.6 million at December 31, 1997. In addition, we have subordinated interests in certain transactions, which were recorded as receivables, of $884.5 million at June 30, 1998 and $888.7 million at December 31,
1997. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $683.5 million at June 30, 1998 and $707.8 million at December 31, 1997 and represents our best estimate of probable losses on receivables serviced with limited recourse.

6.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

-----------------------------------------------------------------------------------
                                       Three Months Ended          Six Months Ended
                                                 June 30,                  June 30,
In millions.                            1998         1997         1998         1997
-----------------------------------------------------------------------------------
Credit loss reserves for owned
 receivables at beginning
 of period                          $1,510.0     $1,218.6     $1,417.5     $1,169.7
Provision for credit losses            318.5        293.6        655.1        612.2
Chargeoffs                            (354.0)      (282.5)      (693.1)      (569.3)
Recoveries                              29.1         39.4         59.6         69.0
Portfolio acquisitions, net             21.3         61.7         85.8         49.2
                                    --------     --------     --------     --------
TOTAL CREDIT LOSS RESERVES FOR
 OWNED RECEIVABLES AT JUNE 30        1,524.9      1,330.8      1,524.9      1,330.8
                                    --------     --------     --------     --------

Credit loss reserves for
 receivables serviced with
 limited recourse at beginning
 of period                             684.6        608.7        707.8        576.2
Provision for credit losses            177.2        123.8        356.8        280.4
Chargeoffs                            (204.6)      (166.0)      (420.8)      (298.6)
Recoveries                              17.3          7.9         30.8         14.1
Other, net                               9.0           .1          8.9          2.4
                                    --------     --------     --------     --------
TOTAL CREDIT LOSS RESERVES FOR
 RECEIVABLES SERVICED WITH
 LIMITED RECOURSE AT JUNE 30           683.5        574.5        683.5        574.5
                                    --------     --------     --------     --------
TOTAL CREDIT LOSS RESERVES FOR
 MANAGED RECEIVABLES AT JUNE 30     $2,208.4     $1,905.3     $2,208.4     $1,905.3
                                    ========     ========     ========     ========


7.   INCOME TAXES
-----------------
The effective tax rate for the first six months of 1998 was
36.4 percent excluding merger and integration related costs. The inclusion of this item resulted in a $249 million net tax benefit for the first six months of 1998.
The effective tax rate was 36.1 percent in the year-ago period. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes, (b) in 1997, capital losses from the sale of German operations,
(c) leveraged lease tax benefits, (d) amortization and write-offs of intangible assets, (e) reduction of noncurrent tax requirements and (f) in 1998, nondeductible merger costs.


8.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
----------------------------------------------------
We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $498.5 million at June 30, 1998 compared to $10.5 million at December 31, 1997. Advances from parent company and affiliates, which are included in commercial paper, bank and other borrowings, were $250.0 million at December 31, 1997. There were no advances from parent company and affiliates at June 30, 1998. Net interest income on affiliated balances was $7.3 million for the second quarter of 1998 and $4.6 million for the prior year quarter. In the first six months of 1998 net interest income on affiliated balances was $9.2 million compared to $10.7 million for the same period last year.

9. COMPREHENSIVE INCOME (LOSS)
------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
Income" ("FAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and presentation of comprehensive income. Comprehensive income, in addition to traditional net income, includes the mark-to-market adjustments on available-for-sale securities, cumulative translation adjustments and other items which represent a change in equity from "nonowner" sources. FAS
No. 130 does not change existing requirements for certain items to be reported as a separate component of shareholder's equity. In accordance with the interim reporting guidelines of FAS No. 130, comprehensive income
(loss) was $(515.4) million for the quarter ended June 30, 1998, $224.7 million for the quarter ended June 30, 1997, $(165.6) million for the six months ended June 30, 1998 and $383.0 million for the six months ended
June 30, 1997. Excluding the impact of the merger and integration related costs as well as the gain on sale of Beneficial Canada, comprehensive income was $235.6 million for the quarter ended June 30, 1998 and $466.9 million for the six months ended June 30, 1998.

10.  COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------
In 1992, the Internal Revenue Service ("IRS") completed its examination of Beneficial's federal income tax returns for 1984 through 1987. The IRS proposed $142.0 million in adjustments that relate principally to activities of a former subsidiary, American Centennial Insurance Company, prior to its sale in 1987.

In order to limit the further accrual of interest on the proposed adjustments, Beneficial paid $105.5 million of tax and interest during the third quarter of 1992.

The issues were not resolved during the administrative appeals process, and the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments and increased the disallowance to $195.0 million in the third quarter of 1996.

Beneficial has initiated litigation in the United States
Tax Court to oppose the disallowance. While the conclusion of this matter in its entirety cannot be predicted with certainty, management does not anticipate the ultimate resolution to differ materially from amounts accrued.

11.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use" ("SOP 98-1"), was issued. This statement, effective for financial statements issued for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. We do not expect the adoption of SOP 98-1 to have a material impact on our consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133,
Accounting for Derivative Instruments and Hedging
Activities ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No.
133 is effective for fiscal years beginning after June 15, 1999, and can be implemented as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. We expect to adopt FAS No. 133 on January 1, 2000 and have not yet quantified the impacts of adopting this statement on our financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain estimates and projections regarding HFC and Household International, Inc., our parent company, and its merger with Beneficial Corporation
("Beneficial"), that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of
1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in Household
International's Form 10-Q for the quarter ended June 30,
1998, and in Household International's and Beneficial
Corporation's Annual Reports on Forms 10-K, for the year ended December 31, 1997, all filed with the Securities and Exchange Commission.

On June 30, 1998, Household International merged with
Beneficial, a consumer finance holding company headquartered in Wilmington, Delaware. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household International's common stock, resulting in the issuance of approximately 168.4 million shares of common stock. Each share of Beneficial $5.50 Convertible
Preferred Stock (the "Beneficial Convertible Stock") was converted into the number of shares of Household
International common stock the holder would have been entitled to receive in the merger had the Beneficial
Convertible Stock been converted into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of Beneficial preferred stock outstanding was converted into one share of a newly-created series of Household International preferred stock with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests. Upon completion of the merger, substantially all the net assets of Beneficial were contributed by Household International to HFC. Therefore, the information included in this report presents the combined results of HFC and Beneficial as if the two companies had operated as a combined entity for all periods presented.

In connection with the merger, Household International and HFC incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the second quarter. These costs included approximately $305 million in lease exit costs, $50 million in fixed asset write-offs related to closed facilities, $255 million in severance and change in control payments, $230 million in asset writedowns to reflect modified business plans, $75 million in investment banking fees, $25 million in legal and other expenses, and $60 million in prepayment premiums related to debt.

The merger and integration related costs included approximately $291 million in non-cash charges. Cash payments of approximately $709 million will be funded through our existing operations and by issuing additional commercial paper and other borrowings. In addition, we received tax benefits of approximately $249 million.
Substantially all of the cash payments are expected to be made by the end of 1998.


OPERATIONS SUMMARY
------------------
Our operating income (net income excluding merger and integration related costs and the gain on sale of Beneficial's Canadian operations) for the second quarter of 1998 was $222.8 million, up from $204.0 million in 1997.
Operating income for the first six months of 1998 was $428.8 million, up from $393.8 million a year ago.
Including merger and integration related costs and, for the first six months of 1998, the gain on sale of Beneficial's
Canadian operations, we recognized a net loss of $(528.2) million for the second quarter and $(203.7) million for the first six months of 1998.

On a stand-alone basis and excluding merger costs, HFC's net income for the second quarter of 1998 was $175.3 million, up from $115.7 million in 1997, while Beneficial's net income for the second quarter was $47.5 million, compared to $88.3 million last year. The decline in Beneficial's net income was due to increased credit losses, partially offset by an improved net interest margin.
Beneficial's results for the quarter were consistent with our expectations.

Excluding merger and integration related costs and the gain on sale of Beneficial's Canadian operations, our annualized return on average common shareholder's equity was 16.1 percent for the second quarter and 14.7 percent for the first six months of 1998. This compares to an annualized return on average common shareholder's equity of 18.4 percent for the second quarter and 18.2 percent for the first six months of 1997.

- On April 28, 1998, the sale of Beneficial's German operations was completed. An after-tax loss of $27.8 million was recorded in the fourth quarter of 1997. This loss was recorded after consideration of a $31.0 million tax benefit, primarily generated by the expected utilization of capital losses to cover the expected loss associated with disposing of the German operations. No additional losses were realized in 1998 as a result of the sale.

- On March 2, 1998, the sale of Beneficial's Canadian operations was completed. An after-tax gain of $118.5 million was recorded upon consummation of the transaction.

- The following summarizes our operating results for our key businesses for the second quarter and first six months of 1998 compared to the corresponding prior year periods:

  Results for our consumer finance business improved from the prior year periods reflecting higher net interest margin and fee income due mainly to higher levels of average managed receivables. These improvements were partially offset by higher credit losses resulting primarily from increased personal bankruptcy filings.

  Our MasterCard* and Visa* credit card business reported lower net interest margin and, for the first six months, higher credit losses, partially offset by higher fee income. This business includes our co-branding and affinity relationship strategies, in particular our alliance with General Motors Corporation ("GM") to issue the GM Card, a co-branded credit card, and the AFL-CIO's
  Union Privilege affinity relationship.

  Our private label credit card business reported higher credit losses, partially offset by higher net interest margin and fee income, and improved efficiency. Higher credit losses reflected higher personal bankruptcies as well as the maturing of promotional balances in the first quarter of 1998.

  Beneficial's tax refund anticipation loan ("RAL") business profits declined from the prior year periods, reflecting certain limited measures taken by the Internal
  Revenue Service to delay payment on the returns of selected taxpayers claiming an earned income tax credit.




* MasterCard is a registered trademark of MasterCard
  International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) grew 3 percent over the prior year. Excluding Beneficial's German and Canadian receivables which were sold in the first half of 1997, managed consumer receivables grew 5 percent year-over-year. Growth in auto finance receivables reflect the acquisition of ACC Consumer Finance Corporation ("ACC") in October 1997. New loan originations in our retail branch network were up, however, the higher level of refinancings continued to impact home equity loan growth. MasterCard and Visa receivables were down from a year ago as the purchase of a $925 million portfolio in the first quarter of 1998 was offset by attrition as well as by the non-strategic portfolio sales which occurred in the second half of 1997. Other unsecured receivables were up compared to the prior year reflecting the purchase of an $850 million portfolio in the first quarter. In addition, other unsecured growth was affected by our slowed origination of new unsecured business in recent quarters because of the uncertain credit environment.

  On a stand-alone basis, HFC's managed consumer receivables grew 5 percent and Beneficial's receivables, excluding the German and Canadian receivables sold, increased 6 percent year-over-year.

- Compared to the first quarter, managed consumer receivables were down 4 percent. New loan originations in the HFC retail branch network were up over 20 percent in the quarter. However, the higher level of refinancings continued to impact home equity loan growth. Our other unsecured portfolio declined slightly in the quarter as run-off outpaced new volume. As discussed above, the decline in other unsecured is attributable to our slowing growth somewhat due to credit quality concerns. MasterCard/Visa receivables were down from the first quarter. Starting in the first quarter, we actively repriced our MasterCard/Visa portfolios and cut credit lines to minimize future loss experience. These actions, however, led to greater attrition than anticipated. Private label receivables were down in the quarter from attrition at two major merchants due to less promotional activity by Beneficial.

- Consumer receivables on our balance sheet were $33.6 billion at June 30, 1998, up from $33.2 billion at March 31, 1998 and $31.2 billion at June 30, 1997. Changes in these owned receivables from period to period may vary depending on the timing and significance of securitization transactions.

- Our managed credit loss reserves were $2,208.4 million at June 30, 1998, up from $2,194.6 million at March 31, 1998 and $1,905.3 million at June 30, 1997. Credit loss reserves as a percent of managed receivables were 4.47 percent, up from 4.27 percent at March 31, 1998 and 3.94 percent at June 30, 1997. Reserves as a percent of nonperforming managed receivables were 117.8 percent, compared to 119.3 percent at March 31, 1998 and 126.4 percent at June 30, 1997. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 5.01 percent at June 30, 1998, compared to 4.79 percent at March 31, 1998 and 4.24 percent at June 30, 1997. The annualized total consumer managed chargeoff ratio in the second quarter of 1998 was
  4.10 percent, compared to 4.04 percent in the prior quarter and 3.61 percent in the year-ago quarter.

- Our debt to total shareholder's equity ratio was 5.8 to 1 compared to 5.3 to 1 at December 31, 1997. The increase was due to higher debt levels primarily attributable to higher average owned receivables at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our major use of cash is the origination or purchase of receivables or purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

The following describes major changes in our funding base from December 31, 1997 to June 30, 1998:

- We paid $75 million of dividends to our parent company during the second quarter of 1998. A total of $150 million of dividends were paid to our parent company during the first six months of 1998.

- Deposits decreased due to the sale of Beneficial's
  German operations, as previously discussed.

- Commercial paper, bank and other borrowings increased
  8 percent to $10.3 billion from $9.5 billion. Senior and senior subordinated debt (with original maturities over one year) increased 12 percent to $23.4 billion from $20.9 billion. The increase in debt levels from year end is primarily attributable to the increase in owned receivables.

- In connection with the Beneficial merger, we have repurchased or have commitments to repurchase approximately
  $.7 billion of senior and senior subordinated debt and bank and other borrowings. We funded the debt repurchase with senior debt and other borrowings.

  Cash payments of approximately $709 million for merger and integration related costs will be funded through our existing operations, senior debt and other borrowings.

- In March 1998, we received a capital contribution from our parent company of $200 million in connection with the acquisition of a credit card portfolio during the quarter.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $15.2 billion at June 30, 1998, compared to $18.0 billion at December 31, 1997. During the three months ended June 30, 1998, we securitized, excluding replenishments of certificate holder interests, $1.2 billion of auto finance and MasterCard/Visa receivables. During the six months ended June 30, 1998, we securitized, excluding replenishments of certificate holder interests, $1.5 billion of auto finance, MasterCard/Visa and other unsecured receivables.

The composition of these securitizations by type is as follows
(in billions):

-------------------------------------------------------------------
                             Three months ended    Six months ended
                                       June 30,            June 30,
                                           1998                1998
-------------------------------------------------------------------
Auto finance                           $     .4            $     .4
Visa/MasterCard                              .8                  .8
Other unsecured                             -                    .3
                                       --------            --------
Total                                  $    1.2            $    1.5
                                       ========            ========

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which we plan to continue to utilize in the future.

INCOME STATEMENT REVIEW
-----------------------

Net interest margin
-------------------
Net interest margin was $664.0 million for the second quarter of 1998, up from $582.0 million for the prior year quarter. Net interest margin for the first six months of 1998 was $1,288.2 million, up from $1,165.4 million in the prior year period. Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.50 percent in the second quarter of 1998 compared to 7.48 percent in the year-ago quarter. The net interest margin percentage in the year-ago quarter was adversely affected by temporary investments that were used to pre-fund the acquisition of Transamerica Financial Services Holding
Company ("TFS"). Excluding the impact of these temporary investments, net interest margin as a percent of average owned interest-earning assets, annualized, was 7.63 percent in the second quarter of 1997. The decrease in the net interest margin percentage in 1998 was the result of the change in product mix in the owned portfolio due to asset securitizations, as discussed below. The dollar increase was primarily due to an increase in average owned home equity loans as a result of the acquisition of TFS in 1997, but was partially offset by a decrease in average owned
MasterCard/Visa and private label receivables.

Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $1,017.2 million for the second quarter of 1998, up 11 percent compared to $918.4 million in the year-ago period. Net interest margin on a managed basis for the first six months of 1998 was $2,061.9 million, up 13 percent compared to $1,827.0 million in the prior year period. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was
7.97 percent compared to 7.93 percent in the year-ago quarter. The net interest margin percentage on a managed basis in the second quarter of 1997 was also adversely affected by the previously-mentioned portfolio of temporary investments. Excluding the impact of these temporary investments, net interest margin as a percent of average managed interest-earning assets, annualized, was 8.01 percent in the second quarter of 1997. The decrease in the net interest margin percentage compared to the prior year quarter was attributable to a change in our product mix.
Our receivables portfolio in the second quarter of 1998 was comprised of a larger portion of home equity loans as compared to the prior year. Home equity loans typically carry lower interest rates than our unsecured loan products which carry more risk.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an owned basis for the second quarter of 1998 totaled $318.5 million, up 8 percent from $293.6 million in the prior year quarter. The provision for the first six months of 1998 was $655.1 million, up 7 percent from $612.2 million in the year-ago period. Net chargeoffs in excess of owned provision was $6 million for the three months ended June
30, 1998 compared to owned provision in excess of owned chargeoffs of $51 million for the three months ended June
30, 1997. Owned provision in excess of owned chargeoffs for the six months ended June 30, 1998 was $22 million, compared to $112 million for the six months ended June 30, 1997. The provision for credit losses on an owned basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Securitization income was $268.4 million for the second quarter of 1998, compared to $314.8 million for the same period in 1997. Securitization income for the first six months of 1998 was $591.7 million, up from $579.1 million in the year-ago period. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The decrease in securitization income compared to the second quarter of 1997 was primarily due to Beneficial's securitization gains on home equity loans in the prior year quarter.
Securitization income for the first six months of 1998 increased compared to a year ago due to an increase in average securitized receivables.

Fee income on an owned basis includes revenues from fee-based products such as credit cards. Fee income was $120.0 million in the second quarter of 1998, up from $106.6 million in the comparable period of the prior year. Fee income for the first six months of 1998 was $245.8 million, up from $202.8 million for the same period in 1997. The increase in fee income reflected higher credit card fees as compared to the prior year periods.

Other income was $49.5 million in the second quarter of 1998, down from $56.7 million in the second quarter of 1997. Other income for the first six months of 1998 was $136.0 million, compared to $222.9 million in the year-ago period. The decrease in other income in 1998 is due to lower RAL income. Additionally, the 1997 year-to-date amount included approximately $50 million of non-recurring gains on the sales of certain non-strategic assets and a gain from the sale of a Beneficial life insurance portfolio in June 1997.

Total other revenue for the first six months of 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations, as previously discussed.

Expenses
--------
Operating expenses for the second quarter of 1998, excluding the one-time merger and integration related costs of approximately $1.0 billion, were $520.9 million, compared to $516.8 million in the comparable prior year quarter. Operating expenses for the first six months of 1998, excluding the one-time merger related costs, were $1,084.1 million, compared to $1,067.5 million in the year-ago period.

Salaries and fringe benefits for the second quarter were $221.2 million compared to $223.6 million in the second quarter of 1997. Salaries and fringe benefits for the first six months of 1998 were $455.7 million compared to $436.3 million for the first half of 1997. The expense was flat in the second quarter as the increase in the average number of employees in our domestic consumer finance and auto finance businesses in connection with HFC's acquisitions of TFS in June 1997 and ACC in October 1997 were offset by the sale of Beneficial's Canadian operations in March 1998 and German operations in April 1998. The higher expense for the first six months was primarily due to the increase in the average number of employees in connection with the acquisitions of TFS and ACC.

Other marketing expenses for the second quarter were $49.3 million, compared to $56.2 million in 1997. Other marketing expense for the first six months of 1998 totaled $114.2 million, compared to $123.7 million in the year-ago period.
Other marketing expense was down from the prior year due to increased spending on private label programs in 1997 for several Beneficial private label merchants.

Other servicing and administrative expenses were $133.4 million in the second quarter of 1998, relatively unchanged from $134.6 million in the prior year. Other servicing and administrative expenses for the first six months of 1998 were $280.8 million, down from $297.3 million for the same period in 1997. The decrease in expense for the first six months of 1998 was primarily due to lower real estate owned costs.

Amortization of acquired intangibles and goodwill was $44.7
million in the second quarter of 1998, up from $33.3 million in the prior year quarter. Amortization expense for the first six months of 1998 was $85.9 million, up from $66.4 million in the prior year period. The increase reflects our acquisitions of TFS and ACC in 1997.


CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 5, "Receivables" in the accompanying financial statements for receivables by product type.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

-----------------------------------------------------------------------------------------
                                   June 30,      March 31,     December 31,      June 30,
                                       1998           1998             1997          1997
-----------------------------------------------------------------------------------------
Owned                              $1,524.9       $1,510.0         $1,417.5      $1,330.8
Serviced with limited recourse        683.5          684.6            707.8         574.5
                                   --------       --------         --------      --------
Total                              $2,208.4       $2,194.6         $2,125.3      $1,905.3
                                   ========       ========         ========      ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 117.8 percent, compared to 119.3 percent at March 31, 1998 and 126.4 percent at June 30, 1997.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

------------------------------------------------------------------------------
                            June 30,     March 31,    December 31,    June 30,
                                1998          1998            1997        1997
------------------------------------------------------------------------------
Owned                           4.45%         4.43%           4.38%       4.13%
Managed                         4.47          4.27            4.21        3.94
                                ----          ----            ----        ----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. See Note 6, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.

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

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

------------------------------------------------------------------------------------
                  6/30/98       3/31/98       12/31/97        9/30/97        6/30/97
------------------------------------------------------------------------------------
Home equity          3.48%         3.59%          3.59%          3.03%          2.82%
Auto finance <F1>    1.67          1.84           1.97           -              -
MasterCard/Visa      4.31          3.32           3.28           3.42           3.39
Private label        6.22          6.22           6.01           5.85           5.25
Other unsecured      8.55          8.22           8.25           7.89           7.36
                     ----          ----           ----           ----           ----
Total                5.01%         4.79%          4.77%          4.57%          4.24%
                     ====          ====           ====           ====           ====

<F1> Prior to the fourth quarter of 1997, delinquency statistics for auto finance receivables were not significant. For prior periods, delinquency data for these receivables were included in other unsecured receivables.

Delinquency as a percent of managed consumer receivables for the combined company increased from the prior quarter and the prior year. On a stand-alone basis, HFC's delinquency ratio increased 21 basis points, to 5.26 percent, and Beneficial's delinquency ratio increased 27 basis points to
4.53 percent. Dollars of delinquency at HFC declined slightly from the prior quarter. This improvement was mainly in our home equity and private label businesses and continues to be most evident in early-stage delinquency. We attribute some of the Beneficial increase to transition in the quarter.

The increase in the managed delinquency ratio for the combined company from a year ago was due to seasoning of the home equity, MasterCard/Visa and other unsecured portfolios and the maturing of certain special promotional balances in our private label portfolio. The seasoning or maturing of a product is the effect of a growing portfolio reaching expected levels of chargeoffs as loans age.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-----------------------------------------------------------------------------------------
                       Second          First         Fourth          Third         Second
                      Quarter        Quarter        Quarter        Quarter        Quarter
                         1998           1998           1997           1997           1997
-----------------------------------------------------------------------------------------
Home equity               .40%           .58%           .59%           .47%           .60%
Auto finance <F1>        5.18           5.95           5.33           -              -
MasterCard/Visa          5.31           5.65           5.45           6.24           5.13
Private label <F2>       6.43           6.02           5.47           5.02           4.58
Other unsecured          8.13           6.91           6.76           6.48           6.04
                         ----           ----           ----           ----           ----
Total                    4.10%          4.04%          3.83%          3.81%          3.61%
                         ====           ====           ====           ====           ====

<F1> Prior to the fourth quarter of 1997, chargeoff statistics for auto finance receivables were not significant and were included in other unsecured receivables.

<F2> Following the merger, HFC adopted Beneficial's presentation of chargeoffs related to private label receivables. As a result, at the time a receivable is charged off, the principal balance is written off against the allowance for credit losses, and accrued finance charges and other fees are reversed against the respective items on the statement of operations. Chargeoffs, net interest margin, provision for credit losses and fee income have been restated for all periods.

/TABLE

The second quarter chargeoff ratio for the combined company was 4.10 percent compared to 4.04 percent in the first quarter. On a stand-alone basis, HFC's chargeoff ratio declined 9 basis points from the first quarter to 4.61 percent, with all products except other unsecured contributing to the improvement. For Beneficial, chargeoffs increased 31 basis points in the quarter to 3.09 percent, led by increases in both unsecured consumer loans and private label credit cards. We are currently taking steps to address the chargeoff increases in the Beneficial portfolio.

The increase in the chargeoff ratio for the combined company compared to a year ago was primarily due to increased bankruptcy filings in and continued seasoning of the private label and other unsecured portfolios.


Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

------------------------------------------------------------------------------------------------
In millions.                         6/30/98      3/31/98     12/31/97      9/30/97      6/30/97
------------------------------------------------------------------------------------------------
Nonaccrual owned receivables        $  759.2     $  708.6     $  726.0     $  605.6     $  587.5
Accruing owned consumer
  receivables 90 or more days
  delinquent                           502.1        451.1        433.6        436.7        419.4
Renegotiated commercial loans           12.3         12.3         12.4         12.9         12.9
                                    --------     --------     --------     --------     --------
Total nonperforming owned
  receivables                        1,273.6      1,172.0      1,172.0      1,055.2      1,019.8
Real estate owned                      202.3        188.1        187.8        194.9        187.3
                                    --------     --------     --------     --------     --------
Total nonperforming owned assets    $1,475.9     $1,360.1     $1,359.8     $1,250.1     $1,207.1
                                    ========     ========     ========     ========     ========
Owned credit loss reserves as
  a percent of nonperforming
  owned receivables                    119.7%       128.8%       120.9%       128.9%       130.5%
                                    --------     --------     --------     --------     --------

Nonaccrual managed receivables      $1,186.8     $1,165.2     $1,121.3     $  980.4     $  928.7
Accruing managed consumer
  receivables 90 or more days
  delinquent                           675.5        662.4        639.1        593.8        566.3
Renegotiated commercial
  loans                                 12.3         12.3         12.4         12.9         12.9
                                    --------     --------     --------     --------     --------
Total nonperforming managed
  receivables                        1,874.6      1,839.9      1,772.8      1,587.1      1,507.9
Real estate owned                      202.3        188.1        187.8        194.9        187.3
                                    --------     --------     --------     --------     --------
Total nonperforming assets          $2,076.9     $2,028.0     $1,960.6     $1,782.0     $1,695.2
                                    ========     ========     ========     ========     ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                  117.8%       119.3%       119.9%       123.8%       126.4%
                                    --------     --------     --------     --------     --------

/TABLE

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In 1992, the Internal Revenue Service ("IRS") completed its examination of Beneficial's federal income tax returns for 1984 through 1987. The IRS proposed $142.0 million in adjustments that relate principally to activities of a former subsidiary, American Centennial Insurance Company, prior to its sale in 1987.

In order to limit the further accrual of interest on the proposed adjustments, Beneficial paid $105.5 million of tax and interest during the third quarter of 1992.

The issues were not resolved during the administrative appeals process, and the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments and increased the disallowance to $195.0 million in the third quarter of 1996.

Beneficial has initiated litigation in the United States
Tax Court to oppose the disallowance. While the conclusion of this matter in its entirety cannot be predicted with certainty, management does not anticipate the ultimate resolution to differ materially from amounts accrued.


Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12     Statement of Computation of Ratio of
              Earnings to Fixed Charges and to Combined
              Fixed Charges and Preferred Stock Dividends.

       27     Financial Data Schedule.

       27.1   Restated Financial Data Schedule.

       99.1   Debt Securities Ratings.

  (b)  Reports on Form 8-K

       During the second quarter of 1998, the
       Registrant filed a Current Report on Form 8-K dated
       April 7, 1998 pertaining to Household
       International's merger agreement with Beneficial
       Corporation, a Current Report on Form 8-K dated June
       2, 1998 with respect to the financial statements of Beneficial Corporation for the fiscal year ended
       December 31, 1997 and the first quarter ended March
       31, 1998, a Current Report on Form 8-K dated June
       11, 1998 in connection with the offerings of 6.40%
       Notes due 2008 and Floating Rate Notes due 2005, and a Current Report on Form 8-K dated June 30, 1998 with respect to supplemental consolidated financial statements restating HFC's historical consolidated financial statements as of and for the three years ended December 31, 1997 and as of and for the three months ended March 31, 1998 and 1997.

                         SIGNATURE
                         ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD FINANCE CORPORATION
                              -----------------------------
                              (Registrant)



Date: August 14, 1998         By: /s/ David A. Schoenholz
     ----------------         -----------------------------
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

       27.1    Restated Financial Data Schedule.

       99.1    Debt Securities Ratings.