Form 10-K
period 1998-12-31
HOUSEHOLD FINANCE CORP
filed 1999-03-30
CIK 48681

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                          ----------  -----------

                          Commission file number 1-75

                         Household Finance Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-1239445
       (State of incorporation)         (I.R.S. Employer Identification No.)


           2700 Sanders Road                            60070
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

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 17, 1999, there were 1,000 shares of registrant's common stock outstanding, all of which are owned by Household International, Inc.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART/Item No.                                                             Page
 -------------                                                             ----
 PART I.
  Item 1.  Business......................................................     3
           Cautionary Statement on Forward-Looking Statements............     3
  Item 2.  Properties....................................................     4
  Item 3.  Legal Proceedings.............................................     4
  Item 4.  Submission of Matters to a Vote of Security Holders...........     4

 PART II.
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................     4
  Item 6.  Selected Financial Data.......................................     5
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     5
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....    22
  Item 8.  Financial Statements and Supplementary Data...................    22
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    22

 PART III.
  Item 10. Directors and Executive Officers of the Registrant............    22
  Item 11. Executive Compensation........................................    22
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................    22
  Item 13. Certain Relationships and Related Transactions................    22

 PART IV.
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K...........................................................    22
           Financial Statements..........................................    22
           Reports on Form 8-K...........................................    22
           Exhibits......................................................    23
 Signatures...............................................................   24

 Report of Independent Public Accountants.................................  F-1

 Consolidated Statements of Income........................................  F-2

 Consolidated Balance Sheets..............................................  F-3

 Consolidated Statements of Cash Flows....................................  F-4

 Consolidated Statements of Changes in Preferred Stock and Common
  Shareholder's Equity....................................................  F-5

 Notes to Consolidated Financial Statements...............................  F-7

 Selected Quarterly Financial Data (Unaudited)............................ F-35

                                    PART I.

Item 1. Business.

   Household Finance Corporation ("HFC") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC and its subsidiaries may also be referred to in this Form 10-K as "we", "us" or "our." On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Upon completion of the merger, substantially all of the net assets of Beneficial were contributed by Household International to HFC. We primarily offer home equity loans, auto finance loans, MasterCard* and VISA* credit cards, private label credit cards, tax refund anticipation loans and other types of unsecured loans to consumers in the United States. We also have commercial loans and leases, periodic payment annuities, and corporate owned life insurance products which we no longer offer. Prior to December 1998 when the holding company for Beneficial's international operations was merged with an affiliate, we also provided our consumer lending products to consumers in the United Kingdom and Canada. Loans are marketed through branch lending offices, direct mail and telemarketing as well as through dealer networks and retail stores in connection with our private label business. We also purchase loans of a similar nature from other lenders. Our subsidiaries generally service these loans, including loans made by the credit card operations of Household International. Where applicable laws permit, credit and specialty insurance is offered to our customers in connection with our products in the United States and Canada, and prior to December 1998, in the United Kingdom. Such insurance is generally written directly by, or reinsured with one of our affiliates.

   Our operations are divided into two reportable segments: Consumer, which includes our branch-based consumer finance, private label and auto finance businesses; and Credit Card, which includes our domestic MasterCard and Visa business. Information about operating segments which are not individually reportable includes our international, insurance, refund anticipation loan and commercial businesses as well as our corporate and treasury activities which are included in the "All Other" caption within our segment disclosure.

Cautionary Statement on Forward-Looking Statements

   Certain matters discussed throughout this Form 10-K or in the information incorporated herein by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions, and involve risks and uncertainties that could cause our results to be materially different than those anticipated. The following important factors could affect our actual results and could cause such results to vary materially from those expressed herein or in any other document filed with the Securities and Exchange
Commission:

  . changes in laws and regulations, including changes in accounting standards;

  . changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, recession and currency fluctuations;

  . our ability and the ability of our key service providers, vendors or suppliers to replace, modify or upgrade our business systems to adequately address Year 2000 issues;

  . consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications of filing for personal bankruptcy;

  . the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas;

  . consumer acceptance and demand for our loan products;
--------
   * MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

  . inability to continue to integrate systems, operational functions and cultures of Beneficial with those of Household; and

  . the repositioning of our MasterCard/Visa business to successfully market to selected consumer segments.

Item 2. Properties.

   Substantially all of our branch offices and headquarters space is leased, except for a credit card processing facility located in Las Vegas, Nevada and a processing center in Tampa, Florida. We believe that such properties are in good condition and are adequate to meet our current and reasonably anticipated needs.

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

   During the past several years, the press has widely reported certain industry related concerns which may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the state of Alabama and the large punitive awards obtained from juries in that state. Like other companies in this industry, we and some of our subsidiaries are involved in a number of lawsuits pending against us in Alabama, many of which relate to the financing of satellite television broadcast receivers. We discontinued financing such receivers in 1995. The Alabama cases generally allege inadequate disclosure or misrepresentation of financing terms. In many suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions. The judicial climate in Alabama is such that the outcome of all of these cases is unpredictable. Although we believe we have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of these claims have been partially covered by insurance.

   Prior to Household International's merger with Beneficial, Beneficial was involved in litigation with the Internal Revenue Service ("IRS") over matters relating to a former insurance subsidiary that occurred in the mid- to late 1980's. In early 1999, a basis for settlement with the IRS was reached and filed with the U.S. Tax Court. It is expected that this settlement will be finalized in 1999 and will not result in any loss or charge to us in excess of the amounts accrued for this matter by Beneficial.

Item 4. Submission of Matters to a Vote of Security Holders.

   Omitted.

                                   PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no public market in HFC's common stock.

   HFC paid cash dividends to Household International of $690 million in 1998 and $250 million in 1997. HFC did not pay any cash dividends to Household International in 1996. Beneficial paid cash dividends of $75.4 million in 1998, $200.7 million (including $80.0 million of treasury share purchases) in 1997 and $110.5 million in 1996. In addition, HFC paid cash dividends on its preferred stock of $4.6 million in 1997 and $7.2 million for the full year in 1996.

Item 6. Selected Financial Data.

   Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             FINANCIAL HIGHLIGHTS
                Household Finance Corporation and Subsidiaries

                                                Year ended December 31,
                                             unless otherwise indicated.(1)
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                            (All dollar amounts in millions)
Net income................................. $    304.9  $    767.1  $    650.0
Operating net income(2)....................      937.4       767.1       650.0
                                            ----------  ----------  ----------
Key Performance Ratios
Return on average owned assets(2)(3).......       2.24%       2.01%       1.88%
Return on average managed assets(2)(3).....       1.64        1.42        1.39
Return on average common shareholder's
 equity(2)(3)..............................       15.6        15.4        16.8
Managed net interest margin................       8.09        8.03        7.98
Managed consumer net chargeoff ratio.......       4.21        3.69        2.79
                                            ----------  ----------  ----------
At December 31
Total assets:
  Owned.................................... $ 42,363.0  $ 39,448.9  $ 36,324.9
  Managed(4)...............................   55,062.2    57,491.9    51,159.1
Managed receivables(5).....................   47,145.2    50,426.3    45,301.5
Debt to equity ratio.......................      5.9:1       5.3:1       6.7:1
                                            ----------  ----------  ----------

--------
(1) On June 30, 1998, Household International merged with Beneficial Corporation, a consumer finance holding company. Upon completion of the merger, substantially all the net assets of Beneficial were contributed by Household International to HFC. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated for all periods presented.
(2) Excludes merger and integration related costs of $751.0 million after-tax related to the Beneficial merger and the gain on the sale of Beneficial Canada of $118.5 million after-tax.
(3) Including the merger and integration related costs and the gain on sale of Beneficial Canada for the year ended December 31, 1998, the return on average owned assets was .73 percent, the return on average managed assets was .53 percent and the return on average common shareholder's equity was
    5.1 percent.
(4) Our managed data includes assets on our balance sheet and those assets that we service for investors as part of our asset securitization program.
(5) Managed receivables decreased in 1998 due to the strategic repositioning of our MasterCard and Visa business during the year, including the sale of $1.9 billion of GM Card receivables to an affiliate.

   In connection with the Beneficial merger, each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household International's common stock, resulting in the issuance of approximately 168.4 million shares of common stock. Each share of Beneficial $5.50 Convertible Preferred Stock (the "Beneficial Convertible Stock") was converted into the number of shares of Household International common stock the holder would have been entitled to receive in the merger had the Beneficial Convertible Stock been converted into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of Beneficial preferred stock outstanding was converted into one share of a newly-created series of Household International preferred stock with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests. Upon completion of the merger, substantially all the net assets of Beneficial were contributed by Household International to HFC. Therefore, the consolidated financial statements include the results of operations, financial position and changes in cash flows of Beneficial for all periods presented.

   In connection with the merger, Household International and HFC established an integration plan which identified activities that would not be continued as a result of the merger and the related costs of exiting those activities. Our plan also identified the number of employees who would be involuntarily terminated and established the benefit levels those employees would receive upon termination. These benefit levels were communicated to employees in April 1998. Pursuant to our plan, we accrued pretax merger and integration related costs of approximately $1 billion ($751 million after-tax) which has been reflected in the statement of income in total costs and expenses. As of December 31, 1998, approximately $80 million remains in the merger and restructuring reserve.

   The merger and integration related costs were comprised of the following:

  . Approximately $270 million (of which $86 million related to key executives with pre-existing severance agreements) was accrued to cover employee termination costs related to approximately 3,000 employees whose functions were eliminated due to redundancy and consolidation of branches, corporate staff and back office operations. As of December 31, 1998, substantially all identified employees have been severed and approximately $240 million of severance payments have been made to terminated employees. Most of the remaining $30 million is expected to be paid in the first quarter of 1999 pursuant to our plan.

  . Approximately $319 million was accrued related to planned costs to be incurred in connection with the exiting of the Beneficial corporate office lease, early termination of branch offices and other operating facility leases and the cancellation of contracts with third party vendors, primarily for technology. Of this amount, $100 million related to the exiting of the Beneficial corporate office lease, $142 million related to lease termination and other exit costs for closures of 335 duplicative branch offices and 8 redundant operating centers, $40 million pertained to fixed asset writedowns, primarily related to closed facilities, and $37 million related to termination penalties associated with third party vendor contracts whose services would no longer be required. In November 1998, we entered into an agreement to sublease the Beneficial corporate offices to a third party to whom we paid total consideration of approximately $100 million. As of December 31, 1998, $115 million of lease termination and other costs for closed branch offices and operating centers had been incurred. The remainder of the estimated lease termination payments will be made in the first quarter of 1999. In addition, $14 million of charges were incurred due to early termination of third party vendor contracts. Most of the remaining vendor contracts will be terminated in the first quarter of 1999.

  . We re-assessed Beneficial's existing business plans and assumptions used in evaluating goodwill and other related intangibles associated with various operations, loan products and acquired receivable portfolios. Our plan identified modifications to these existing business plans. In connection with these modifications, we utilized discounted cash flow analyses to value the related goodwill and other intangible assets using assumptions which reflected our modified business plans. As a result of our analyses, we have written off approximately $183 million of goodwill and other related intangible assets to their estimated fair values. In addition, we wrote down real estate interests by $68 million to reflect their net realizable values. Assets held for disposal are not material.

  . We and Beneficial incurred investment banking fees of $75 million and legal and other expenses of $25 million. In addition, in order to better align the asset liability position of the combined company, we paid $60 million in prepayment premiums related to outstanding debt.

   The merger and integration related costs included approximately $291 million in non-cash charges. Cash payments of approximately $709 million have been and will continue to be funded through our existing operations. In addition, we will receive tax benefits of approximately $249 million.

                              OPERATIONS SUMMARY

  . Our operating net income (net income excluding merger and integration related costs and the gain on the sale of Beneficial's Canadian operations) increased 22 percent to $937.4 million in 1998. Net income in 1997 was $767.1 million, 18 percent higher than 1996 earnings of $650.0 million. Net income was $304.9 million in 1998.

  . Managed consumer receivables, other than MasterCard and Visa, grew 7 percent during 1998 with the strongest growth coming in our secured lending products. In total, in 1998 our managed consumer receivables declined 4 percent, reflecting the sale of $1.9 billion in credit card receivables to third parties and the sale of $1.9 billion of GM Card receivables to an affiliate.

  . Our return on average common shareholder's equity ("ROE"), excluding merger and integration related costs and the gain on the sale of Beneficial's Canadian operations, was 15.6 percent in 1998. This compares to ROE of 15.4 percent in 1997 and 16.8 percent in 1996. Our return on average owned assets ("ROA"), excluding the nonrecurring items, was 2.24 percent, up from 2.01 percent in 1997 and 1.88 percent in 1996. Our operating net income and ROA increased over the past three years as a result of our focus on higher-return businesses.

  . During the first quarter of 1998, we completed the sale of Beneficial's
    Canadian operations and recorded an after-tax gain of approximately $118.5 million. In April 1998, the sale of Beneficial's German operations was also completed. In 1997, Beneficial announced its intent to sell the German operations and recorded an after-tax loss of approximately $27.8 million after consideration of a $31.0 million tax benefit. No additional losses were realized in 1998 as a result of the sale.

  . During 1998, our MasterCard and Visa business experienced declining profitability due to higher credit losses and intensifying competitive pressures. We took a number of steps during 1998 to minimize the impact of these negative trends. In the first half of the year, we actively repriced portions of our MasterCard and Visa portfolios and we also reduced credit lines to minimize future losses. This resulted in increased account attrition. Additionally, to consolidate GM Card receivables into a single bank entity, we sold $1.9 billion of GM Card receivables to a bank affiliate in May 1998. In mid-year, new senior operating management joined our bankcard unit. The new management team completed a comprehensive review of our bankcard strategy. Their objective was to boost returns and improve this business's competitive position. As a result, we reaffirmed our commitment to our major credit card relationship, the Union Privilege program, representing our affinity card relationship with the AFL-CIO labor federation. We intend to further enhance this program during 1999 with the close collaboration of our partner.

   We also decided to refocus our bank subsidiary's branded portfolio to target customers and prospects of our consumer finance business. In addition, we will target other well-defined market segments offering higher potential returns and consumers whose borrowing needs have not been met by traditional lenders. To facilitate this effort, we have entered into a proposed alliance with Renaissance Holdings, Inc. ("Renaissance"), a privately held issuer of secured and unsecured credit cards to non-prime consumers. We intend to leverage Renaissance's capabilities with our access to markets, customer information, technology and other scale benefits. We will jointly originate new accounts which we will fund and own. Renaissance will service the credit card accounts that come under our joint program, and will be paid a servicing fee. As this business grows, Renaissance will begin to earn a share of the revenue and the servicing fee will decrease.

   As part of our redefined strategy, we will continue to de-emphasize undifferentiated credit card programs that do not offer the potential returns of our other businesses. This repositioning of our bank subsidiary's portfolio led to $1.9 billion in portfolio sales to third parties in the second half of the year.

   In connection with these portfolio sales, we received premiums totaling approximately $200 million. Against these gains, we wrote off related intangible assets and other costs of $159 million and related securitization assets, net of related off-balance sheet loss reserves, of $45 million. The net result of these three components, all of which are included in other income, was a $4 million pretax loss.

  . On December 22, 1998, BFC Insurance Agency of America ("BFCIAA"), the holding company of Beneficial's foreign operations, was merged with and into Household Global Funding, Inc. ("Global"), an affiliate of HFC and a wholly-owned subsidiary of Household International. HFC received cash of approximately $340.0 million from Global equal to the net book value of the assets transferred and liabilities assumed. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC exclude the results of operations of BFCIAA subsequent to June 30, 1998, the date which BFCIAA came under the control of Household International.

  . In June 1997, Household International and a wholly-owned subsidiary of
    HFC purchased Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation, for $1.1 billion. We also repaid $2.7 billion of debt that TFS owed to affiliates of Transamerica Corporation. We added about $3.1 billion of real estate secured receivables as a result of the acquisition. The acquisition strengthened our consumer finance operations by adding new markets, new customer accounts, seasoned employees and receivables secured by collateral. This type of security helps to reduce the amount of loss we might incur if borrowers do not pay off their loans.

   In June 1997, we received a capital contribution from Household International of $976.5 million which was used to repay short-term borrowings related to the TFS acquisition.

   In October 1997, Household International and its wholly-owned subsidiary purchased all of the outstanding capital stock of ACC Consumer Finance Corporation ("ACC"), an auto finance company, for about 4.2 million shares of its common stock and cash. Upon completing this transaction, Household International contributed its investment in ACC to HFC. The acquisition of ACC expanded our business of making loans to non-prime borrowers secured by automobiles, primarily used vehicles sold through franchised dealers, and increased our market share in the non-prime auto finance market.

   In late December 1997, Beneficial acquired Endeavour Personal Finance Ltd. ("Endeavour"), including receivables of approximately $250 million.

   Each of these acquisitions were accounted for as purchases. Thus, our statement of income for 1997 included the results of operations of TFS, ACC and Endeavour from the closing dates of the transactions.

  . On March 31, 1996, Beneficial's $957 million annuity portfolio was sold through a co-insurance agreement. Approximately $900 million of investment securities were sold as part of this disposition.

  . The following summarizes operating results for our reportable operating segments for 1998 compared to 1997 and 1996:

   Results for our Consumer segment improved in 1998 from the prior year periods. Return on average owned assets increased to 2.84 percent in 1998 from 2.42 percent in 1997 and 2.37 percent in 1996. Return on average managed assets increased to 2.12 percent in 1998 from 1.70 percent in both 1997 and 1996. The improvement in operating results from the prior year periods reflect higher net interest margin and fee income due mainly to higher average receivables. Managed receivables grew 11 percent to $39.8 billion at year-end 1998, up from $35.9 billion in 1997 and $30.7 billion in 1996. The growth in managed receivables in 1998 and 1997 was driven by solid growth in home equity, other unsecured and auto finance receivables. The Consumer segment has also benefited from reduced operating expenses from efficiencies achieved as Beneficial's branch operations were consolidated in the second half of the year and continued cost control efforts. The integration of Beneficial is proceeding on target. Offsetting these favorable trends, the Consumer segment continued to experience higher credit losses reflecting increased personal bankruptcies as well as the maturing of promotional balances in our private label business. The 1997 operating results were impacted by higher provisions for credit losses. In 1996, Beneficial recorded a $65 million up-front loss provision for the strong private label receivables growth experienced during the year.

   Our Credit Card segment reported lower earnings in 1998. Return on average owned assets was .94 percent in 1998, compared with 2.28 percent in 1997 and 1.66 percent in 1996. Return on average managed assets was .49 percent, compared with 1.19 percent in 1997 and 1.08 percent in 1996. The decrease in operating results in 1998 was primarily due to lower average receivables and higher credit losses, partially offset by higher fee income. Managed receivables were $7.1 billion at year-end 1998, compared to $10.9 billion in 1997 and $11.3 billion in 1996. The decrease in managed receivables in 1998 reflects portfolio attrition, the sale of MasterCard and Visa receivables to third parties totaling $1.9 billion during the year and the sale of $1.9 billion of GM Card receivables to an affiliate. The improvement in operating results for 1997 compared with 1996 was due to higher net interest margin and fees and improved efficiency, partially offset by higher credit losses.

  . Our tax refund anticipation loan ("RAL") business reported lower profits in 1998 due to measures taken by the Internal Revenue Service to delay payment on the returns of selected taxpayers claiming an earned income tax credit. The RAL program reported lower profits in 1997 compared with 1996, which benefited from very strong collections on loans previously written off during the 1995 season. Additionally, 1997 earnings were lower due to the July 1996 agreement with H&R Block Tax Services, Inc., which gave them a share in both the revenue and credit risk of certain RALs.

  . Our managed net interest margin was 8.09 percent in 1998, 8.03 percent in 1997 and 7.98 percent in 1996. Our margins have increased because we have continued to raise the interest rates we charge on most of our products. In addition, our margin increased in 1998 as a result of lower cost of funds. The increase was slightly offset by lower margin from a higher mix of secured loans in the portfolio which carry a lower yield compared to unsecured products.

                             BALANCE SHEET REVIEW

  . Managed assets (total assets on our balance sheet plus receivables serviced with limited recourse) were $55.1 billion at December 31, 1998 compared with $57.5 billion at year-end 1997. Managed consumer receivables, other than MasterCard and Visa, grew 7 percent in 1998. In total, our managed consumer receivables declined 4 percent from the level of a year ago. Growth was depressed by the sale of $1.9 billion in credit card receivables to third parties during the year, the sale of $1.9 billion of GM Card receivables to an affiliate and the merger of the United Kingdom operations with and into Global on December 22, 1998, effective June 30, 1998. Owned assets totaled $42.4 billion at December 31, 1998, up from $39.4 billion at year-end 1997. Owned assets may vary from period to period depending on the timing and size of asset securitization transactions. We had initial securitizations, excluding replenishments of prior securitizations, of $2.9 billion of receivables in 1998 and $6.1 billion of receivables during 1997. We refer to the securitized receivables that are serviced for investors and not on our balance sheet as our off-balance sheet portfolio.

  . Changes in our consumer receivables during 1998 are shown in the following table:

                           December 31, Increase (Decrease) Increase (Decrease)
                               1998        in 1998/1997        in 1997/1996
                           ------------ ------------------- -------------------
                               (All dollar amounts are stated in millions)
Managed receivables:
  Home equity.............  $20,796.1            12%                 27%
  Auto finance(1).........    1,765.3           102                 --
  MasterCard/Visa.........    7,203.0           (39)                 (3)
  Private label...........    7,852.9           (10)                --
  Other unsecured.........    8,845.8             3                  11
                            ---------          ----                 ---
    Total consumer(2).....   46,463.1            (4)                 12
                            ---------          ----                 ---
Commercial................      682.1           (21)                (13)
Discontinued products(3)..        --           (100)                 (2)
                            ---------          ----                 ---
    Total.................  $47,145.2            (7)%                11%
                            =========          ====                 ===

--------
(1) Prior to 1997, auto finance receivables were not significant and were included in other unsecured receivables.
(2) Consumer receivables growth from the prior year, excluding MasterCard and Visa due to the strategic repositioning, was 7 percent in 1998.
(3) Discontinued products include receivables relating to Beneficial's disposed Canadian operations in March 1998 and German operations in April 1998.

   Our distribution channels and growth strategies vary across product lines. The consumer branch business, which offers both real estate secured and unsecured loans, originates its products through its retail branch network, direct mail, telemarketing and correspondents and brokers. The private label business generates loan volume through merchant promotions, application displays, direct mail and telemarketing. The auto finance business generates loan volume primarily through dealer relationships from which installment contracts are purchased. The private label and auto finance businesses concentrate on both increasing volume from existing relationships and actively seeking new relationships. Our MasterCard and Visa business generates loan volume primarily through direct mail, telemarketing, application displays and promotional activity associated with our co-branding and affinity relationships. We supplement internally-generated receivables growth with opportunistic portfolio acquisitions depending on the pricing and customer profile of the portfolio.

   Home equity receivables increased 12 percent during 1998, with new originations up approximately 27 percent. Volumes were good in both the HFC and Beneficial branches. Additionally, in the last half of the year, we benefited from the fallout of some of the smaller home equity loan players. This reduced competition contributed to improved pricing, which we also took advantage of by increasing our correspondent business. The level of refinancings also began to decrease in the second half of 1998. The combination of reduced competitive pressures, prepayment penalties and focus on customer service and retention have slowed portfolio runoff.

   Growth in auto finance receivables in 1998 resulted from a continued focus on underserved customers in the non-prime sector and benefited from weakened competition and an expanded sales force.

   Private label receivables were down in 1998 due to attrition at two major retailers in the second quarter as the result of less promotional activity.

   Other unsecured receivables were up reflecting the purchase of an $850 million portfolio in the first quarter and steady growth during the year in the consumer finance business.

   Our MasterCard and Visa receivables declined from a year ago due to attrition, the sale of $1.9 billion of our bank subsidiary's branded credit card receivables and the sale of $1.9 billion of GM Card receivables to an affiliate.

  . The managed consumer two-months-and-over contractual delinquency ratio increased to 5.41 percent at December 31, 1998 from 4.77 percent at December 31, 1997. The 1998 managed consumer net chargeoff ratio was 4.21 percent compared with 3.69 percent in 1997 and 2.79 percent in 1996.

  . Our managed credit loss reserves totaled $2.1 billion at December 31, 1998, essentially unchanged from 1997. Credit loss reserves as a percent of managed receivables were 4.47 percent at year-end 1998 compared with
    4.21 percent at year-end 1997. Reserves as a percent of nonperforming managed receivables were 111.7 percent compared with 119.9 percent at December 31, 1997.

  . Our debt to equity ratio was 5.9 to 1 compared with 5.3 to 1 at December
    31, 1997. The increase in the ratio was due to higher debt levels primarily attributable to higher average owned receivables at December 31, 1998.


                          STATEMENT OF INCOME REVIEW

Net Interest Margin

   Net interest margin was $2,622.4 million for 1998, up from $2,386.7 million in 1997 and $2,238.5 million in 1996. As a percent of average owned interest-earning assets, net interest margin was 7.53 percent in 1998, 7.49 percent in 1997 and 7.75 percent in 1996. The dollar increase over 1997 and 1996 was due to growth in average owned home equity and auto finance receivables and higher interest spreads. The interest spread represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

   Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, which assumes receivables securitized were held in our portfolio, increased to $4.0 billion for 1998 from $3.8 billion in 1997 and $3.3 billion in 1996. Net interest margin on a managed basis as a percent of average managed interest-earning assets increased to 8.09 percent from 8.03 percent in 1997 and 7.98 percent in 1996.

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

   The provision for credit losses on an owned basis totaled $1,253.1 million in 1998, compared to $1,252.1 million in 1997 and $907.4 million in 1996. In 1996, Beneficial recorded a $65 million up-front loss provision for the strong private label receivables growth experienced during the year. As a percent of average owned receivables, the provision was 3.68 percent compared to 3.98 percent in 1997 and 3.23 percent in 1996. The decrease in this ratio in 1998 was due to a higher mix of secured loans as compared to 1997.

Other Revenues

   Securitization income was $1,058.5 million in 1998, $1,232.0 million in 1997 and $912.4 million in 1996. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest margin, fee and other income, and provision for credit losses related to those receivables. Securitization income was lower in 1998 as we securitized fewer receivables than in 1997. Securitization income increased in 1997 primarily due to growth in average securitized receivables.

   Insurance revenues were $352.9 million in 1998, unchanged from 1997 and up from $336.6 million in 1996. The increases from 1996 were primarily due to increased insurance sales on a larger portfolio.

   Investment income includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $146.7 million in 1998 compared with $152.6 million in 1997 and $212.7 million in 1996. The decrease in 1998 and 1997 from each of the prior years was due to lower average investment balances and lower yields on the securities in the portfolio.

   Fee income on an owned basis includes revenues from fee-based products such as credit cards. Fee income was $498.7 million in 1998, compared with $514.8 million in 1997 and $290.3 million in 1996. The decrease in fee income in 1998 was due to lower interchange income due to lower average owned credit card receivables. The increase in 1997 reflected higher credit card fees as a result of increased average owned credit card receivables compared to the prior year and higher interchange income.

   Other income was $239.2 million in 1998, $310.5 million in 1997 and $257.0 million in 1996. The decline in 1998 reflected a decrease in RAL income from the prior year, as previously discussed. Other income in 1997 included gains on the sales of MasterCard and Visa receivables from our non co-branded portfolio and a gain from the sale of a Beneficial life insurance portfolio. RAL income in 1996 benefited from very strong collections on loans previously written off during the 1995 season. Other income in 1996 included the gain related to the sale of our annuity portfolio in the first quarter.

   Total other revenues in 1998 also included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations, as previously discussed.

Expenses

   Operating expenses, excluding the one-time merger related costs of approximately $1.0 billion, were $2,188.0 million in 1998, $2,538.4 million in 1997 and $2,332.0 million in 1996. In 1998, operating expenses were down sharply. During 1997, Beneficial recorded non-operating pretax charges of $90 million including a $59 million provision for the planned disposition of Beneficial's German operations. Also included in 1997 were expenses related to Beneficial's Canadian and German operations, which were sold in early 1998. In addition, cost savings and operating efficiencies were achieved from the consolidation of Beneficial's operations in the second half of the year and continued cost control in our remaining businesses.

   Salaries and fringe benefits were $921.7 million in 1998, compared to $925.3 million in 1997 and $805.4 million in 1996. The decrease was mostly due to Beneficial staff reductions, partially offset by higher sales incentives for our consumer finance branch employees and a higher number of employees in our auto finance business.

   Occupancy and equipment expense was $266.3 million in 1998, compared to $295.9 million in 1997 and $275.9 million in 1996. Expenses in 1998 were 10 percent lower due to the elimination of duplicative branch offices and operating centers as a result of the Beneficial merger.

   Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $205.8 million in 1998, compared to $280.7 million in 1997 and $250.2 million in 1996. Included in 1997 were marketing initiatives for several Beneficial private label merchants.

   Other servicing and administrative expenses were $417.8 million in 1998, $656.5 million in 1997 and $592.6 million in 1996. Included in 1997 were Beneficial's non-operating charge of $90 million and the expenses related to Beneficial's Canadian and German operations sold in early 1998. During 1996, we recorded charges of $78 million primarily related to settling legal matters of a former subsidiary.

   Amortization of acquired intangibles and goodwill was $168.8 million in 1998, $143.4 million in 1997 and $121.1 million in 1996. The increase reflects our acquisitions of TFS and ACC in 1997 and the Union Privilege portfolio in 1996.

   Policyholders' benefits were $207.6 million in 1998, $236.6 million in 1997 and $286.8 million in 1996. The lower expense in 1998 was due to fewer policies in our life insurance business.

   Income taxes. The 1998 effective tax rate, excluding merger and integration related costs and the gain on sale of Beneficial Canada, was 36.5 percent compared with 33.8 percent in 1997 and 35.5 percent in 1996. The effective rate in 1997 recognized tax benefits related to the anticipated sale of Beneficial's German operations.

                                CREDIT QUALITY

   Our delinquency and net chargeoff ratios reflect, among other factors, the quality of receivables, the average age of our loans, the success of our collection efforts and general economic conditions. Specifically, the high levels of personal bankruptcies over the last three years have had a direct effect on the asset quality of our overall portfolio and others in our industry.

   During 1998 our delinquency and net chargeoff levels were affected by higher consumer bankruptcies in our unsecured portfolios and the continued maturing of our receivables.

   We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure. Our focus is to continue using risk-based pricing and effective collection efforts for each loan. We have a process that gives us a reasonable basis for predicting the asset quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers is helpful in managing net credit losses. Despite these efforts to manage the current credit environment, bankruptcies remain an industry-wide issue and are unpredictable.

   Our chargeoff policy for consumer receivables varies by product. Unsecured receivables are written off at the following stages of contractual delinquency: MasterCard and Visa--6 months; private label--9 months; and other unsecured--9 months and no payment received in 6 months. For real estate secured receivables, carrying values are written down to net realizable value at the time of foreclosure. For loans secured by automobiles, carrying values are written down to net realizable value when the loan becomes 5 months contractually delinquent. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

   The state of California accounts for 19 percent of our managed domestic consumer portfolio and is the only state with more than 10 percent of this portfolio. Because of our centralized underwriting collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. This capability was leveraged to the Beneficial branch network as the Beneficial branches were integrated with HFC in 1998.

Managed Consumer Two-Months-and-Over Contractual Delinquency Ratios

                                  1998 Quarter End        1997 Quarter End
                                 ----------------------  ----------------------
                                  4     3     2     1     4     3     2     1
                                 ----  ----  ----  ----  ----  ----  ----  ----
Home equity..................... 3.55% 3.59% 3.39% 3.59% 3.59% 3.03% 2.82% 3.05%
Auto finance(1)................. 2.29  2.05  1.67  1.84  1.97   --    --    --
MasterCard/Visa................. 5.19  4.67  4.35  3.32  3.28  3.42  3.39  3.34
Private label................... 7.38  7.32  6.27  6.22  6.01  5.85  5.25  4.82
Other unsecured................. 8.86  9.15  8.74  8.22  8.25  7.89  7.36  7.32
                                 ----  ----  ----  ----  ----  ----  ----  ----
  Total......................... 5.41% 5.39% 5.03% 4.79% 4.77% 4.57% 4.24% 4.29%
                                 ====  ====  ====  ====  ====  ====  ====  ====

--------
(1) Prior to the fourth quarter of 1997, delinquency statistics for auto finance receivables were not significant. For prior periods, delinquency data for these receivables were included in other unsecured receivables.

   Our managed consumer delinquency ratio at year end was up slightly from the third quarter level primarily due to seasoning of the private label portfolio. Although dollars of MasterCard and Visa delinquency decreased $42 million in the fourth quarter, the percentage of delinquency increased from the third quarter due to lower average MasterCard and Visa receivables.

   The increase in the managed delinquency ratio from a year ago was mainly due to the seasoning of the MasterCard and Visa and other unsecured portfolios and the maturing of certain special promotional balances in our private label portfolio.

   The owned consumer delinquency ratio was 5.74 percent at December 31, 1998 and 4.77 percent at December 31, 1997.

Managed Consumer Net Chargeoff Ratios

                                      1998 Quarter                      1997 Quarter
                                       Annualized                        Annualized
                         Full Year ----------------------  Full Year ----------------------  Full Year
                           1998     4     3     2     1      1997     4     3     2     1      1996
                         --------- ----  ----  ----  ----  --------- ----  ----  ----  ----  ---------
Home equity.............    .58%    .65%  .68%  .40%  .58%    .58%    .59%  .47%  .60%  .69%    .55%
Auto finance(1).........   5.39    5.63  4.89  5.18  5.95    4.68    5.33   --    --    --      --
MasterCard/Visa.........   6.29    7.66  6.98  5.31  5.65    5.35    5.45  6.24  5.13  4.59    3.97
Private label...........   6.05    6.22  5.46  6.43  6.02    4.84    5.47  5.02  4.58  4.32    3.49
Other unsecured.........   7.90    7.89  8.66  8.13  6.91    6.37    6.76  6.48  6.04  6.02    5.07
                           ----    ----  ----  ----  ----    ----    ----  ----  ----  ----    ----
Total...................   4.21%   4.35% 4.36% 4.10% 4.04%   3.69%   3.83% 3.81% 3.61% 3.47%   2.79%
                           ====    ====  ====  ====  ====    ====    ====  ====  ====  ====    ====

--------
(1) Includes ACC net chargeoffs subsequent to our acquisition in October 1997. Prior to the fourth quarter of 1997, chargeoff statistics for auto finance receivables were not significant and were included in other unsecured receivables.

   The annualized fourth quarter chargeoff ratio was down slightly from the third quarter. Excluding the effect of lower MasterCard and Visa receivables, the fourth quarter chargeoff ratio was 4.26 percent.

   The managed consumer net chargeoff ratio for full-year 1998 was 4.21 percent, up from 3.69 percent in 1997 and 2.79 percent in 1996. The increase was due to higher bankruptcy chargeoffs and the continued seasoning of the private label and other unsecured portfolios. The owned consumer net chargeoff ratio was 3.90 percent in 1998, 3.46 percent in 1997 and 2.81 percent in 1996.

Nonperforming Assets

                                                At December 31
                                 ----------------------------------------------
                                      1998            1997            1996
                                 --------------  --------------  --------------
                                 (All dollar amounts are stated in millions)
Nonaccrual owned receivables...  $        822.7  $        726.0  $        511.6
Accruing owned consumer
 receivables 90 or more days
 delinquent....................           602.6           433.6           382.5
Renegotiated commercial loans..            12.3            12.4            12.9
                                 --------------  --------------  --------------
Total nonperforming owned
 receivables...................         1,437.6         1,172.0           907.0
Real estate owned..............           235.1           187.8           212.3
                                 --------------  --------------  --------------
Total nonperforming owned
 assets........................  $      1,672.7  $      1,359.8  $      1,119.3
                                 ==============  ==============  ==============
Nonaccrual managed receivables.  $      1,165.5  $      1,121.3  $        787.5
Accruing managed consumer
 receivables 90 or more days
 delinquent....................           707.7           639.1           502.2
Renegotiated commercial loans..            12.3            12.4            12.9
                                 --------------  --------------  --------------
Total nonperforming managed
 receivables...................         1,885.5         1,772.8         1,302.6
Real estate owned..............           235.1           187.8           212.3
                                 --------------  --------------  --------------
  Total nonperforming managed
   assets......................  $      2,120.6  $      1,960.6  $      1,514.9
                                 ==============  ==============  ==============
Managed credit loss reserves as
 a percent of nonperforming
 managed receivables...........           111.7%          119.9%          134.0%
                                 ==============  ==============  ==============

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

   Owned credit loss reserves were $1,448.9 million, compared to $1,417.5 million at December 31, 1997. The ratio of credit loss reserves to total owned receivables was 4.21 percent, compared with 4.38 percent at December 31, 1997, reflecting the growing percentage of secured loans.

   Total managed credit loss reserves were $2,105.3 million, compared with $2,125.3 million at December 31, 1997. The ratio of credit loss reserves to total managed receivables was 4.47 percent, compared with 4.21 percent at December 31, 1997. The ratio of total credit loss reserves to total nonperforming managed receivables was 111.7 percent, compared with 119.9 percent at December 31, 1997.

   Our credit loss reserves for managed receivables reflect the mix of unsecured products and seasoning of receivables. Unsecured products historically have higher chargeoff rates than secured products. In 1996,

Beneficial recorded a $65 million up-front loss provision for the strong private label receivables growth experienced during the year. During 1998, managed credit loss reserves reflected the impact of the growing percentage of secured loans. We have continued to refine and improve our underwriting standards and account management techniques to better manage our credit risk.

                        LIQUIDITY AND CAPITAL RESOURCES

   Generally, we are funded independently from our parent. Cash flows, liquidity and capital are monitored at both HFC and Household International levels. In managing capital, HFC and its wholly-owned subsidiary, Beneficial, develop targets for equity to managed assets based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, credit loss reserve strength, risks inherent in the projected operating environment and acquisition objectives. We also specifically consider the level of intangibles arising from acquisitions. These targets include capital levels against both on-balance sheet assets and our off-balance sheet portfolio. We received capital contributions from our parent company of $250.0 million in 1998, $976.5 million in 1997 and $200.2 million in 1996. We paid cash dividends to our parent company of $690 million in 1998 and $250 million in 1997. We did not pay any cash dividends to Household International in 1996. Beneficial paid cash dividends of $75.4 million in 1998, $200.7 million (including $80.0 million of treasury share purchases) in 1997 and $110.5 million in 1996.

   Our major use of cash is the origination or purchase of receivables, purchases of investment securities or acquisitions of businesses. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, capital contributions from the parent company, and cash provided by operations.

   We fund our operations by issuing commercial paper, medium- and long-term debt to mainly wholesale investors, securitizing consumer receivables and receiving capital contributions from our parent. Outstanding commercial paper totaled $7.1 billion at December 31, 1998 and $9.1 billion at December 31, 1997. We market our commercial paper through an in-house sales force. We actively manage the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally established targets.

   During 1998, we issued approximately $5.2 billion of five year-and-over debt to lengthen maturities on our funding in order to reduce reliance on commercial paper and securitizations as well as preserve liquidity.

   We also market domestic medium-term notes through investment banks and our in-house sales force. A total of $6.5 billion was issued in 1998. To obtain a broader investment base, HFC and its subsidiary, Household Bank (Nevada) N.A., a credit card bank issuing non-GM Cards, periodically issue medium-term notes in European and Asian markets. These markets provide us with a broader investor base beyond the domestic markets. During 1998, $2.1 billion in medium-term notes were issued in European and Asian markets compared with $1.9 billion in 1997. These notes were issued in various European and Asian currencies and currency swaps were used to convert the notes to U.S. dollars to eliminate future foreign exchange risk. During 1998, we also issued $3.7 billion of long-term debt with a weighted average original maturity of 8.6 years. In August 1997, we redeemed, at par of $100 million, all outstanding shares of our 7.25 percent term cumulative preferred Series 1992-A, for $100 per depositary share plus accrued and unpaid dividends.

   We had committed back-up lines of credit totaling $9.1 billion at December 31, 1998, of which $400 million were also available to our parent company. None of these back-up lines were in use at December 31, 1998. In addition, none of these lines contained a material adverse change clause which could restrict availability. These back-up lines expire on various dates from 1999 through 2003. The only financial covenant contained in the terms of our credit agreements is the maintenance of minimum shareholder's equity of $1.5 billion. It is expected, however, that this covenant will be modified in 1999 to reflect the new size of HFC as a result of the merger with Beneficial.

   In connection with the Beneficial merger, we repurchased approximately $.7 billion of senior and senior subordinated debt in order to better align the asset/liability position of the combined company. These debt repurchases were funded with senior debt and other borrowings. Cash payments of approximately $709 million for merger and integration related costs have been and will continue to be funded through existing operations.

   In 1998, HFC's wholly-owned subsidiary, Beneficial, had foreign operating subsidiaries located in the United Kingdom, Canada and Germany. These operating subsidiaries represented Beneficial's operations in these countries prior to its merger with Household International and subsequent contribution to HFC. As previously discussed, Beneficial sold its Canadian and German operations during the first and second quarters of 1998, respectively. Additionally, the United Kingdom operations were merged with and into Household Global Funding, Inc. on December 22, 1998, effective June 30, 1998, as previously discussed.

   In 1997, we paid $1.1 billion for the stock of TFS and repaid about $2.7 billion of TFS debt owed to affiliates of Transamerica Corporation. We funded this acquisition through the issuance of commercial paper, bank and other borrowings. In addition, in 1997, we received a capital contribution of $1.0 billion from our parent company to repay debt.

Asset Securitizations

   Securitizations of consumer receivables have been, and will continue to be, a source of liquidity and capital management for HFC. The market for securities backed by receivables is a reliable and cost-effective source of funds. During 1998, excluding replenishments of prior securitizations, we securitized about $2.9 billion of auto finance, MasterCard and Visa and other unsecured receivables, compared with $6.1 billion in 1997 and $8.1 billion in 1996. At December 31, 1998, HFC had $12.7 billion of receivables sold under securitization transactions. At December 31, 1998, the expected weighted average remaining life of these transactions was 1.8 years.

   The following table summarizes the expected amortization of our securitizations by type:

                                            At December 31, 1998
                             ---------------------------------------------------
                               1999     2000     2001    2002   2003  Thereafter
                             -------- -------- -------- ------ ------ ----------
                                                (In millions)
Home equity................. $1,709.1 $  926.8 $  505.3 $418.8 $ 77.4      --
Auto finance................    404.5    275.9    170.9   95.6   13.4      --
MasterCard/Visa.............    520.2  1,804.6  1,072.7    --     --       --
Private label...............    161.5     80.0    570.0    --     --       --
Other unsecured.............    796.5  1,440.1    434.3  381.2  555.4   $285.0
                             -------- -------- -------- ------ ------   ------
  Total..................... $3,591.8 $4,527.4 $2,753.2 $895.6 $646.2   $285.0
                             ======== ======== ======== ====== ======   ======

   For MasterCard and Visa and private label securitizations, the issued securities may pay off sooner than originally scheduled if certain events occur. One example of such an event is if the annualized portfolio yield (defined as the sum of finance income and applicable fees, less net chargeoffs) for a certain period drops below a base rate (generally equal to the sum of the rate paid to the investors and the servicing fee). For home equity and other unsecured securitizations, early pay-off of the securities begins if the annualized portfolio yield falls below various limits, or if certain other events occur. We do not presently believe that any of these events will take place. If any such event occurred, our funding requirements would increase. These additional requirements could be met through securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early pay-off event occurred.

   We and our affiliate, Household Bank, f.s.b., have facilities with commercial banks under which we may collectively securitize up to $7.5 billion of receivables. These facilities are renewable on an annual basis. At December 31, 1998, $5.8 billion of receivables were securitized under these programs. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

   At December 31, 1998, our long-term debt, the long-term debt of Beneficial and the preferred stock of the parent company have been assigned an investment grade rating by four rating agencies. Furthermore, these agencies include our commercial paper in their highest rating category. Three of these agencies also include our parent company's commercial paper in their highest rating category. With our back-up lines of credit and securitization programs, we believe we have sufficient funding capacity to refinance maturing debts and fund business growth.

Capital Expenditures

   During 1998 we made $108 million in capital expenditures compared to the prior-year level of $114 million.

Year 2000

   Our conversion of certain computer systems to permit continued use in the Year 2000 ("Y2K") and beyond began in 1996. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. The inability to recognize or properly treat the Y2K may cause systems to process critical financial and operational information incorrectly.

   To address this issue, Household International has a dedicated Year 2000 Project team, responsible for all Household International business entities. The project team is led by a full time Director of Y2K Compliance. Our plan for addressing the Year 2000 issue is divided into three major phases:
Business Systems Inventory and Assessment, Remediation and Replacement, and Testing and Implementation. We have identified our Y2K issues and were substantially complete with remediation and testing of our significant systems at December 31, 1998.

   Business Systems Inventory and Assessment. The internal inventory portion of this phase, which commenced in 1997 and has since been completed, was designed to identify internal business systems which could be susceptible to processing errors as a result of the Y2K issue. The Year 2000 Project team, working with business unit project leaders, has identified approximately 2,000 components, consisting of hardware, software, business application systems, service providers, business partners, and various systems containing embedded processors. Approximately 500 internally developed business systems ("IT systems") have been identified, as well as 325 unique pieces of hardware and 430 packaged vendor applications. All of these systems must, at a minimum, be tested for Y2K compliance. In addition, we have identified and assessed our "non-IT" systems. The remediation and replacement of these systems, which include security systems, heating, ventilation and air conditioning systems, elevators, and water treatment systems, are included in the plans discussed below. Also as part of this phase, significant service providers, vendors, suppliers, customers, and government entities believed to be critical to business operations after January 1, 2000, have been identified and steps have been undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, contract amendments and other available means.

   Remediation and Replacement. Household International and HFC have developed and are in the process of implementing their remediation and replacement plan for all affected IT and non-IT systems. Our plan established priorities for remediation or replacement. We have used internal and external resources to execute the plan and were substantially complete with all remediation and replacement of significant systems at December 31, 1998, and expect to be substantially complete with our remaining systems by the second quarter of 1999. We are on schedule to meet this objective.

   Testing and Implementation. This third phase of the project is ongoing as systems are remediated and replaced. Our efforts in this phase include testing by technical resources, users and determination by appropriate Y2K project management that the systems are Y2K compliant. We were substantially complete with testing of significant systems at December 31, 1998, and expect to be substantially complete with our remaining IT and non-IT systems by the second quarter of 1999. We are on schedule to meet this objective.

   Because our Y2K compliance is dependent on key third parties also being Y2K compliant on a timely basis, we cannot assure that the systems of certain of our key third parties (RAL program being dependent on the Internal Revenue Service), upon which we rely, will be converted in a timely manner, or that their failure to convert would not have an adverse effect on our systems. In a worst-case scenario, one or more of our significant systems or key third parties would not be Year 2000 compliant by the end of 1999 which could potentially, among other things, delay the collection/processing of customer loan payments, impact the timeliness of loan approvals, or cause the loss of key credit history information which we use to market our products and services. We are currently developing contingency plans to address the potential noncompliance of each of our third-party vendors, as well as for the potential failure of internal significant systems. Such contingency plans will be implemented immediately, if necessary. For each system or service provided by a key third party, there are alternative suppliers of such systems in the marketplace. The economical and operational costs of converting to such alternative vendors or service providers have not been specifically quantified but would not be expected to have a material impact on our operations or financial results.

   The costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. Household International currently estimates that the aggregate cost of the Y2K effort will be approximately $20 million after-tax, of which approximately $15 million has been incurred as of December 31, 1998.

Risk Management

   We have a comprehensive program to address potential financial risks, such as interest rate, counterparty and currency risk. The Finance Committee of Household International's Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semi-annually.

   Interest rate risk is defined as the impact of changes of market interest rates on our earnings. HFC utilizes simulation models to measure the impact on net interest margin of changes in interest rates. The key assumptions used in this model include the rate at which we expect our loans to pay off, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. The assumptions we make are based on our best estimates of actual conditions. The model cannot precisely predict the actual impact of changes in interest rates on net income because these assumptions are highly uncertain. At December 31, 1998, our interest rate risk levels were substantially below those allowed by our existing policy.

   We generally fund our assets with liabilities that have similar interest rate features. This reduces structural interest rate risk. Over time, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. To manage these exposures, as well as our liquidity position, we may use derivatives to synthetically alter the repricing terms of our assets or liabilities, or off-balance sheet transactions. We do not use any exotic or leveraged derivatives.

   At December 31, 1998, we managed about $22 billion of domestic receivables that have variable interest rates, including credit card, home equity and other unsecured products. These receivables have been funded with $8.2 billion of short-term debt, with the remainder funded by intermediate and long-term liabilities. This position exposes us to interest rate risk. We primarily use interest rate swaps to alter our exposure to interest rate risk. These transactions have no impact on liquidity risk. Interest rate swaps also are used sometimes to synthetically alter our exposure to basis risk. This type of risk exists because the pricing of some of our assets is tied to the prime rate, while the funding for these assets is tied to LIBOR. The prime rate and LIBOR react differently to changes in market interest rates; that is, the prime rate does not change as quickly as LIBOR. We assign all of our synthetic alteration and hedge transactions to specific groups of assets, liabilities or off-balance sheet items.

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

Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 1998, virtually all of our derivative counterparties are rated A+ or better. We have never suffered a loss due to counterparty failure. Certain swap agreements that we have entered into require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level.

   We also utilize interest rate futures and purchased put and call options in our hedging strategy to reduce interest rate risk. We use these instruments to hedge the changes in interest rates on our variable rate assets and liabilities. For example, short-term borrowings expose us to interest rate risk because the interest rate we must pay to others may change faster than the rate we received from borrowers on the asset our borrowings are funding. We use futures and options to fix our interest cost on these borrowings at a desired rate. We hold these contracts until the interest rate on the variable rate asset or liability changes. We then terminate, or close out the contracts. These terminations are necessary because the date the interest rate changes is usually not the same as the expiration date of the futures contract or option.

   At December 31, 1998 and 1997, we estimated that our earnings would decline by about $26 and $40 million, respectively, following a gradual 200 basis point increase in interest rates over a twelve month period and would increase by about $28 and $48 million, respectively, following a gradual 200 basis point decrease in interest rates. These estimates assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

   We enter into currency swaps in order to minimize currency risk. These swaps convert both principal and interest payments on debt issued from one currency to another. For example, we may issue debt based on the French franc and then execute a currency swap to convert the obligation to U. S. dollars.

   See Note 9, "Derivative Financial Instruments and Other Financial Instruments With Off-Balance Sheet Risk," for additional information related to interest rate risk management.

   In the accompanying consolidated financial statements, Note 10, "Fair Value of Financial Instruments," provides information regarding the fair value of certain financial instruments.

                               GLOSSARY OF TERMS

   Acquired Intangibles and Goodwill--Intangible assets reflected on our consolidated balance sheet resulting from the market value premium attributable to our credit card accounts in excess of the aggregate outstanding managed credit card loans acquired. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

   Affinity Credit Card--A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Privilege Credit Card Program).

   Asset Securitization--The process where interests in a pool of financial assets, such as credit card or home equity receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors.

   Auto Finance Loans--Closed-end loans secured by a first lien on a vehicle.

   Co-Branded Credit Card--A MasterCard or Visa account jointly sponsored by the issuer of the card and another corporation. The account holder typically receives some form of added benefit for using the card (e.g., the GM Card).

   Consumer Net Chargeoff Ratio--Net chargeoffs of receivables divided by average receivables outstanding.

   Contractual Delinquency--A method of determining delinquent accounts based on the contractual terms of the original loan agreement.

   Fee Income--Income associated with interchange on credit cards and annual, late and other fees and from the origination or acquisition of loans.

   Foreign Exchange Contract--A contract used to minimize our exposure to changes in foreign currency exchange rates.

   Futures Contract--An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

   Home Equity Loan--Closed-end loans and revolving lines of credit secured by first or second mortgages on residential real estate.

   Interchange Fees--Fees received for processing a credit card transaction through the MasterCard or Visa network.

   Interest Rate Swap--Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

   LIBOR--London Interbank Offered Rate. A widely-quoted market rate which is frequently the index used to determine that rate at which we borrow funds.

   Liquidity--A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

   Managed Basis--Method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables are reported as if those receivables were still held on our balance sheet.

   Managed Net Interest Margin--Interest income from managed receivables and noninsurance investment securities reduced by interest expense.

   Managed Receivables--The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

   MasterCard/Visa Receivables--Receivables generated through use of MasterCard and Visa credit cards.

   Nonaccrual Loans--Loans on which we no longer accrue interest because ultimate collection is unlikely.

   Options--A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

   Other Unsecured Receivables--Unsecured lines of credit or closed-end loans made to individuals.

   Over-the-Life Reserves--Credit loss reserves established for securitized receivables to cover estimated probable losses that we expect to incur over the life of the transaction.

   Owned Receivables--Receivables held on our balance sheet.

   Private Label Credit Card--A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

   Promotional Account--A private label credit card account that allows for limited or deferred interest and/or principal payments for a certain period.

   RAL Program--A cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers who are entitled to tax refunds and who electronically file their returns with the Internal Revenue Service.

   Receivables Serviced with Limited Recourse--Receivables we have securitized and for which we have some level of potential loss if defaults occur.

   Return on Assets--Net income divided by average assets.

   Return on Average Common Shareholder's Equity--Net income less dividends on preferred stock divided by average common shareholder's equity.

   Return on Managed Assets--Net income divided by average managed assets.

   Synthetic Alteration--Process by which derivative financial instruments are used to alter the risk characteristics of an asset, liability or off-balance sheet item.

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

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

      Report of Independent Public Accountants.

      Consolidated Statements of Income for the Three Years Ended December
       31, 1998.

      Consolidated Balance Sheets, December 31, 1998 and 1997.

      Consolidated Statements of Cash Flows for the Three Years Ended
       December 31, 1998.

      Consolidated Statements of Changes in Preferred Stock and Common
       Shareholder's Equity for the Three Years Ended December 31, 1998. Notes to Consolidated Financial Statements.

      Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   A Current Report on Form 8-K was filed on November 16, 1998 by HFC during the three months ended December 31, 1998.

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

                                          Household Finance Corporation

Dated: March 30, 1999

                                                    /s/ G. D. Gilmer
                                          By:__________________________________
                                                G. D. Gilmer, President and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household Finance Corporation and in the capacities and on the dates indicated.

             Signature                           Title
             ---------                           -----
        /s/ G. D. Gilmer             President and Chief
____________________________________  Executive Officer, Director
            G. D. Gilmer

       /s/ W. F. Aldinger            Director
____________________________________
           W. F. Aldinger

      /s/ D. A. Schoenholz           Vice President, Chief          Dated: March 30,
____________________________________  Accounting Officer and              1999
          D. A. Schoenholz            Chief Financial
                                      Officer, Director

        /s/ J. A. Vozar              Vice President and Director
____________________________________
            J. A. Vozar


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Household Finance Corporation:

   We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in preferred stock and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Household Finance Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Household Finance Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP
                                          /s/ Arthur Andersen LLP

Chicago, Illinois
January 20, 1999

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Year ended December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In millions)
Finance income...................................... $4,581.4 $4,205.1 $3,913.8
Other interest income...............................     36.5     35.1     48.6
Interest expense....................................  1,995.5  1,853.5  1,723.9
                                                     -------- -------- --------
Net interest margin.................................  2,622.4  2,386.7  2,238.5
Provision for credit losses on owned receivables....  1,253.1  1,252.1    907.4
                                                     -------- -------- --------
Net interest margin after provision for credit
 losses.............................................  1,369.3  1,134.6  1,331.1
                                                     -------- -------- --------
Securitization income...............................  1,058.5  1,232.0    912.4
Insurance revenues..................................    352.9    352.9    336.6
Investment income...................................    146.7    152.6    212.7
Fee income..........................................    498.7    514.8    290.3
Other income........................................    239.2    310.5    257.0
Gain on sale of Beneficial Canada...................    189.4      --       --
                                                     -------- -------- --------
  Total other revenues..............................  2,485.4  2,562.8  2,009.0
                                                     -------- -------- --------
Salaries and fringe benefits........................    921.7    925.3    805.4
Occupancy and equipment expense.....................    266.3    295.9    275.9
Other marketing expenses............................    205.8    280.7    250.2
Other servicing and administrative expenses.........    417.8    656.5    592.6
Amortization of acquired intangibles and goodwill...    168.8    143.4    121.1
Policyholders' benefits.............................    207.6    236.6    286.8
Merger and integration related costs................  1,000.0      --       --
                                                     -------- -------- --------
  Total costs and expenses..........................  3,188.0  2,538.4  2,332.0
                                                     -------- -------- --------
Income before income taxes..........................    666.7  1,159.0  1,008.1
Income taxes........................................    361.8    391.9    358.1
                                                     -------- -------- --------
    Net income...................................... $  304.9 $  767.1 $  650.0
                                                     ======== ======== ========



  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             At December 31
                                                           -------------------
                                                             1998      1997
                                                           --------- ---------
                                                              (In millions,
                                                           except share data)
                          Assets
Cash...................................................... $   428.4 $   545.3
Investment securities.....................................   2,944.4   2,336.8
Receivables, net..........................................  34,283.2  32,152.5
Advances to parent company and affiliates.................     494.0      10.5
Acquired intangibles and goodwill, net....................   1,682.7   1,777.9
Properties and equipment, net.............................     376.9     464.8
Real estate owned.........................................     235.1     187.8
Other assets..............................................   1,918.3   1,973.3
                                                           --------- ---------
    Total assets.......................................... $42,363.0 $39,448.9
                                                           ========= =========
           Liabilities and Shareholder's Equity
Debt:
  Deposits................................................       --  $   555.3
  Commercial paper, bank and other borrowings............. $ 7,143.1   9,547.1
  Senior and senior subordinated debt (with original
   maturities over one year)..............................  27,186.1  20,909.2
                                                           --------- ---------
Total debt................................................  34,329.2  31,011.6
Insurance policy and claim reserves.......................   1,076.2   1,182.3
Other liabilities.........................................   1,147.2   1,451.3
                                                           --------- ---------
Total liabilities.........................................  36,552.6  33,645.2
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares authorized,
   issued and outstanding at December 31, 1998 and 1997,
   and additional paid-in capital.........................   2,960.3   2,555.1
  Retained earnings.......................................   2,836.4   3,296.9
  Accumulated other comprehensive income, net of tax......      13.7     (48.3)
                                                           --------- ---------
Total common shareholder's equity.........................   5,810.4   5,803.7
                                                           --------- ---------
    Total liabilities and shareholder's equity............ $42,363.0 $39,448.9
                                                           ========= =========


  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
                                                      (In millions)
Cash Provided by Operations
Net income.................................  $    304.9  $    767.1  $    650.0
Adjustments to reconcile net income to net
 cash provided by operations:
 Provision for credit losses on owned
  receivables..............................     1,253.1     1,252.1       907.4
 Non-cash merger and integration related
  costs....................................       291.0         --          --
 Provision for loss on German disposal.....         --         58.8         --
 Insurance policy and claim reserves.......        28.6       102.5      (866.3)
 Depreciation and amortization.............       291.9       272.8       245.6
 Net realized gains from sales of assets...      (156.9)      (78.3)      (11.3)
 Deferred income tax provision.............       259.1        17.8       (98.1)
 Other, net................................      (355.5)     (470.1)      200.1
                                             ----------  ----------  ----------
   Cash provided by operations.............     1,916.2     1,922.7     1,027.4
                                             ----------  ----------  ----------
Investments in Operations
Investment securities available-for-sale:
 Purchased.................................    (1,304.4)   (1,863.7)   (2,100.7)
 Matured...................................       308.5       264.3       696.6
 Sold......................................       848.3     1,694.9     2,932.1
Short-term investment securities, net
 change....................................      (597.8)      (32.3)      (63.1)
Receivables:
 Originations, net.........................   (12,975.2)  (15,418.9)  (15,479.3)
 Purchases and related premiums............    (2,937.8)   (1,668.8)   (4,811.4)
 Sold......................................    10,267.8    17,210.4    14,490.0
Purchase of Transamerica Financial Services
 Holding Company capital stock.............         --     (1,059.6)        --
Transfer of foreign subsidiary to
 affiliate.................................       340.0         --          --
Disposition of portfolios, net.............         --          --       (640.7)
Properties and equipment purchased.........      (107.6)     (114.0)     (131.4)
Properties and equipment sold..............        42.5         2.7         5.6
Advances to parent company and affiliates,
 net.......................................       363.4       (18.1)      127.2
                                             ----------  ----------  ----------
   Cash decrease from investments in
    operations.............................    (5,752.3)   (1,003.1)   (4,975.1)
                                             ----------  ----------  ----------
Financing and Capital Transactions
Short-term debt and deposits, net change...    (2,718.3)     (186.1)    1,167.4
Senior and senior subordinated debt issued.    12,645.8     7,401.0     8,071.4
Senior and senior subordinated debt
 retired...................................    (4,869.6)   (5,775.0)   (4,881.1)
Prepayment of debt.........................      (767.2)        --          --
Repayment of Transamerica Financial
 Services Holding Company debt.............         --     (2,679.7)        --
Policyholders' benefits paid...............      (119.8)     (120.9)     (510.4)
Cash received from policyholders...........        63.7        57.1        98.2
Dividends on preferred stock...............         --         (4.6)       (7.2)
Redemption of preferred stock..............         --       (100.0)        --
Dividends paid to parent company...........      (690.0)     (250.0)        --
Dividends paid--pooled affiliate...........       (75.4)     (200.7)     (110.5)
Capital contributions from parent company..       250.0       976.5       200.2
                                             ----------  ----------  ----------
   Cash increase (decrease) from financing
    and capital transactions...............     3,719.2      (882.4)    4,028.0
                                             ----------  ----------  ----------
   Increase (decrease) in cash.............      (116.9)       37.2        80.3
   Cash at January 1.......................       545.3       508.1       427.8
                                             ----------  ----------  ----------
   Cash at December 31.....................  $    428.4  $    545.3  $    508.1
                                             ==========  ==========  ==========
Supplemental Cash Flow Information:
 Interest paid.............................  $  1,928.4  $  1,827.3  $  1,947.2
 Income taxes paid.........................       156.9       315.6       541.3
                                             ----------  ----------  ----------
Supplemental Non-Cash Investing and
 Financing Activities:
 Contribution of acquired company from
  parent...................................         --   $    187.0         --
                                             ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND
                          COMMON SHAREHOLDER'S EQUITY

                                             Common Shareholder's Equity
                                   ------------------------------------------------
                                     Common              Accumulated
                                   Stock and                Other
                                   Additional           Comprehensive Total Common
                         Preferred  Paid-in   Retained     Income,    Shareholder's
                           Stock    Capital   Earnings  Net of Tax(1)    Equity
                         --------- ---------- --------  ------------- -------------
                                (All dollar amounts are stated in millions)
Balance at December 31,
 1995...................  $100.0    $1,130.6  $2,452.8     $  56.7      $3,640.1
 Net income.............                         650.0                     650.0
 Other comprehensive
  income, net of tax
   Foreign currency
    translation
    adjustments.........                                       1.1           1.1
   Unrealized loss on
    investments, net of
    reclassification
    adjustment..........                                    (122.2)       (122.2)
                          ------    --------  --------     -------      --------
Total comprehensive
 income.................                                                   528.9
Dividends--pooled
 affiliate(2)...........                        (110.5)                   (110.5)
Dividends on preferred
 stock..................                          (7.2)                     (7.2)
Contribution of capital
 from parent company....               200.2                               200.2
Contribution of
 capital--pooled
 affiliate(2)...........                36.1                                36.1
                          ------    --------  --------     -------      --------
Balance at December 31,
 1996...................   100.0     1,366.9   2,985.1       (64.4)      4,287.6
                          ------    --------  --------     -------      --------
 Net income.............                         767.1                     767.1
 Other comprehensive
  income, net of tax
   Foreign currency
    translation
    adjustments.........                                      (2.2)         (2.2)
   Unrealized gain on
    investments, net of
    reclassification
    adjustment..........                                      18.3          18.3
                          ------    --------  --------     -------      --------
Total comprehensive
 income.................                                                   783.2
Dividends to parent
 company................                        (250.0)                   (250.0)
Dividends--pooled
 affiliate(2)...........                        (200.7)                   (200.7)
Dividends on preferred
 stock..................                          (4.6)                     (4.6)
Redemption of preferred
 stock..................  (100.0)
Contribution of capital
 from parent company....             1,163.5                             1,163.5
Contribution of
 capital--pooled
 affiliate(2)...........                24.7                                24.7
                          ------    --------  --------     -------      --------
Balance at December 31,
 1997...................     --      2,555.1   3,296.9       (48.3)      5,803.7
                          ------    --------  --------     -------      --------
 Net income.............                         304.9                     304.9
 Other comprehensive
  income, net of tax
   Foreign currency
    translation
    adjustments.........                                      48.2          48.2
   Unrealized gain on
    investments, net of
    reclassification
    adjustment..........                                      13.8          13.8
                          ------    --------  --------     -------      --------
Total comprehensive
 income.................                                                   366.9
Dividends to parent
 company................                        (690.0)                   (690.0)
Dividends--pooled
 affiliate(2)...........                         (75.4)                    (75.4)
Contribution of capital
 from parent company....               250.0                               250.0
Contribution of
 capital--pooled
 affiliate(2)...........               155.2                               155.2
                          ------    --------  --------     -------      --------
Balance at December 31,
 1998...................     --     $2,960.3  $2,836.4     $  13.7      $5,810.4
                          ======    ========  ========     =======      ========

--------
(1) At December 31, 1998, 1997, 1996 and 1995 items in the accumulated other comprehensive income column include cumulative adjustments for: foreign currency translation adjustments of $(8.3), $(56.5), $(54.3) and $(55.4) million, respectively, and unrealized gains (losses) on marketable equity securities and available-for-sale investments of $22.0, $8.2, $(10.1) and $112.1 million, respectively. The gross unrealized gain (loss) on available-for-sale investments at December 31, 1998, 1997 and 1996 of $33.7, $12.6 and $(15.7) million, respectively, is recorded net of income taxes (benefit) of $11.7, $4.4 and $(5.6) million, respectively.
(2) Relates to previous equity transactions of Beneficial Corporation.

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Comprehensive Income

   The following discloses the related tax effects allocated to each component of other comprehensive income and reclassification adjustments:

                                                        At December 31
                                                -------------------------------
                                                              Tax
                                                           (Expense)
                                                Before-Tax  Benefit  Net-of-Tax
                                                ---------- --------- ----------
                                                         (In millions)
1996
Foreign currency translation adjustments.......  $  (4.1)   $  5.2    $   1.1
Unrealized losses on investments:
  Unrealized holding losses arising during the
   period......................................   (141.5)     48.1      (93.4)
  Less: Reclassification adjustment for gains
   realized in net income......................    (43.6)     14.8      (28.8)
                                                 -------    ------    -------
  Net unrealized losses on investments.........   (185.1)     62.9     (122.2)
                                                 -------    ------    -------
    Other comprehensive loss...................  $(189.2)   $ 68.1    $(121.1)
                                                 =======    ======    =======
1997
Foreign currency translation adjustments.......  $   5.9    $ (8.1)   $  (2.2)
Unrealized gains on investments:
  Unrealized holding gains arising during the
   period......................................     52.3     (18.4)      33.9
  Less: Reclassification adjustment for gains
   realized in net income......................    (24.0)      8.4      (15.6)
                                                 -------    ------    -------
  Net unrealized gains on investments..........     28.3     (10.0)      18.3
                                                 -------    ------    -------
    Other comprehensive income.................  $  34.2    $(18.1)   $  16.1
                                                 =======    ======    =======
1998
Foreign currency translation adjustments.......  $  48.0    $   .2    $  48.2
Unrealized gains on investments:
  Unrealized holding gains arising during the
   period......................................     26.9      (9.4)      17.5
  Less: Reclassification adjustment for gains
   realized in net income......................     (5.8)      2.1       (3.7)
                                                 -------    ------    -------
  Net unrealized gains on investments..........     21.1      (7.3)      13.8
                                                 -------    ------    -------
    Other comprehensive income.................  $  69.1    $ (7.1)   $  62.0
                                                 =======    ======    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Household Finance Corporation ("HFC") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC is a leading provider of consumer lending products to middle-market customers in the United States and prior to December 1998, to customers in the United Kingdom and Canada, with $47.1 billion of managed receivables at December 31, 1998. HFC may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." Our lending products include: home equity loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans and other types of unsecured loans. We also offer credit and specialty insurance in the United States, Canada, and prior to December 1998, in the United Kingdom. We have two reportable segments: Consumer, which includes our branch-based consumer finance, private label and auto finance businesses; and Credit Card, which includes our domestic MasterCard and Visa business. We also have commercial loans and leases, periodic payment annuities, and corporate owned life insurance products which we no longer offer.

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

   Investment Securities. We maintain investment portfolios (comprised primarily of debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 1998 and 1997. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

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

   Receivables. Receivables are carried at amortized cost. We periodically sell home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables. Because these receivables were originated with variable rates of interest or rates comparable to those currently offered by us, carrying value approximates fair value.

   Finance income is recognized using the effective yield method. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Annual fees are netted with direct lending costs associated with the issuance of MasterCard and Visa receivables and are deferred and amortized on a straight-line basis over one year. Net deferred lending costs related to these receivables totaled $4.1 million at December 31, 1998 and $8.6 million at December 31, 1997. Premiums and discounts on purchased receivables are recognized as adjustments of the yield of the related receivables.
--------
   *MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Insurance reserves applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets, since payments on such policies generally are used to reduce outstanding receivables.

   Provision and Credit Loss Reserves. Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal and interest in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, general loss reserves on consumer and commercial receivables are maintained to reflect our judgment of portfolio risk factors. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

   Our chargeoff policy for consumer receivables varies by product. Unsecured receivables are written off at the following stages of contractual delinquency: MasterCard and Visa--6 months; private label--9 months; and other unsecured--9 months and no payment received in 6 months. For real estate secured receivables, carrying values are written down to net realizable value at the time of foreclosure. For loans secured by automobiles, carrying values are written down to net realizable value when the loan becomes 5 months contractually delinquent. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

   Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all loans when principal or interest payments are more than three months contractually past due, except for MasterCard and Visa and private label credit cards and auto finance receivables. On credit card receivables, interest continues to accrue until the receivable is charged off. On auto finance receivables, accrual of interest income is discontinued when payments are more than two months contractually past due. There were no commercial loans at December 31, 1998 which were 90 days or more past due and remained on accrual status. Accrual of income on nonaccrual consumer receivables is not resumed until such receivables become less than three months contractually past due (two months for auto finance receivables). Accrual of income on nonaccrual commercial loans is not resumed until such loans become contractually current. Cash payments received on nonaccrual commercial loans are either applied against principal or reported as interest income, according to our judgment as to the collectibility of principal.

   Receivables Sold and Serviced with Limited Recourse and Securitization Income. Certain home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables have been securitized and sold to investors with limited recourse. The servicing rights to these receivables have been retained by us. Upon sale, the receivables are removed from the balance sheet, and a gain is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees, operating expenses and other factors. The resulting gain is adjusted by establishing an undiscounted reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying consolidated statements of income as securitization income. Unamortized securitization assets are reviewed for impairment whenever events indicate that the carrying value may not be recovered.

   Properties and Equipment. Properties and equipment, which include leasehold improvements, are recorded at cost, net of accumulated depreciation and amortization of $628.8 million at December 31, 1998 and $647.2

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES million at December 31, 1997. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

   Repossessed Collateral. Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate, and related gains and losses on disposition, are credited or charged to operations as incurred.

   Vehicles repossessed for nonpayment of indebtedness are recorded at the lower of the estimated fair market value or the outstanding receivable balance. Such assets are generally sold within 60 days of repossession.

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

   Acquired Intangibles and Goodwill. Acquired intangibles consist of acquired credit card relationships which are amortized on a straight-line basis over 10 years. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and is amortized over periods not exceeding 25 years on a straight-line basis. We review acquired intangibles and goodwill for impairment whenever events indicate that the carrying amounts may not be recoverable.

   Interest Rate Contracts. The nature and composition of our assets and liabilities and off-balance sheet items expose us to interest rate risk. We enter into a variety of interest rate contracts for managing our interest rate exposure. Interest rate swaps are the principal vehicle used to manage interest rate risk; however, interest rate futures, options, caps and floors, and forward contracts also are utilized. We also have entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

   Interest rate swaps are designated, and effective, as synthetic alterations of specific assets or liabilities (or specific groups of assets or liabilities) and off-balance sheet items. The interest rate differential to be paid or received on these contracts is accrued and included in net interest margin in the statements of income. Interest rate futures, forwards, options, and caps and floors used in hedging our exposure to interest rate fluctuations are designated, and effective, as hedges of balance sheet items.

   Correlation between all interest rate contracts and the underlying asset, liability or off-balance sheet item is direct because we use interest rate contracts which mirror the underlying item being hedged/synthetically altered. If correlation between the hedged/synthetically altered item and related interest rate contract would cease to exist, the interest rate contract would be recorded at fair value and the associated unrealized gain or loss would be included in net interest margin, with any future realized and unrealized gains or losses recorded in other income.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   FAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement FAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. FAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We expect to adopt FAS No. 133 on January 1, 2000 and have not yet quantified its impact on our financial statements.

   Foreign Currency Translation. We have foreign subsidiaries located in Canada and prior to December, 1998 in the United Kingdom. The functional currency for each foreign subsidiary is its local currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. Resulting translation adjustments are accumulated as a separate component of common shareholder's equity.

   We have periodically entered into forward exchange contracts to hedge our investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are included in the foreign currency translation adjustment in common shareholder's equity. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

   Income Taxes. HFC and its subsidiaries are included in Household International's consolidated federal income tax return and in various consolidated state income tax returns. In addition, HFC files some unconsolidated state tax returns. Federal income taxes are accounted for utilizing the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Investment tax credits generated by leveraged leases are accounted for using the deferral method.

   New Accounting Pronouncements. On January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). This statement establishes standards for the reporting and presentation of comprehensive income. Comprehensive income, in addition to traditional net income, includes the mark-to-market adjustments on available-for-sale securities, cumulative translation adjustments and other items which represent a change in equity from "nonowner" sources. FAS No. 130 does not change existing requirements for certain items to be reported as a separate component of shareholder's equity. The disclosures required by FAS No. 130 are presented in the Consolidated Statements of Changes in Preferred Stock and Common Shareholder's Equity.

   We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131") in 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES information about operating segments in interim financial reports issued to shareholders. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures required by FAS No. 131 are presented in Note 16, "Segment Reporting."

2. Household International Merger with Beneficial Corporation

   On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household International's common stock, resulting in the issuance of approximately 168.4 million common shares to the former Beneficial shareholders. Each share of Beneficial $5.50 Convertible Preferred Stock was converted into the number of shares of Household International common stock the holder would have been entitled to receive in the merger had the holder converted his or her shares of Beneficial $5.50 Convertible Preferred Stock into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of preferred stock of Beneficial outstanding immediately prior to the merger was converted into one share of a newly-created series of preferred stock of Household International with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests. Upon completion of the merger, substantially all the net assets of Beneficial were contributed by Household International to HFC. Therefore, these consolidated financial statements include the results of operations, financial position, and changes in cash flows of Beneficial for all periods presented.

   The separate results of operations for HFC and Beneficial during the periods preceding the merger that are included in the consolidated statements of income were as follows:

                                                                 Year Ended
                                                                 December 31
                                             Six Months Ended -----------------
                                              June 30, 1998     1997     1996
                                             ---------------- -------- --------
                                                       (In millions)
Net interest margin and other revenues(1)
  HFC.......................................     $1,412.4     $2,713.2 $2,115.9
  Beneficial................................      1,187.7      1,999.7  1,844.8
                                                 --------     -------- --------
    Total...................................     $2,600.1     $4,712.9 $3,960.7
                                                 ========     ======== ========
Net income
  HFC.......................................     $  312.3     $  513.4 $  369.0
  Beneficial................................        116.5        253.7    281.0
Merger and integration related costs........       (751.0)          --       --
Beneficial Canada gain......................        118.5           --       --
                                                 --------     -------- --------
    Total...................................     $ (203.7)    $  767.1 $  650.0
                                                 ========     ======== ========

--------
(1) Policyholders' benefits have been netted against other revenues.

   As a result of the merger, adjustments were made to align accounting policies of the two companies, particularly relating to chargeoffs for the private label and consumer businesses. These adjustments did not have a material impact on our reported results.

   In connection with the merger, Household International and HFC established an integration plan which identified activities that would not be continued as a result of the merger and the related costs of exiting those activities. Our plan also identified the number of employees who would be involuntarily terminated and established the benefit levels those employees would receive upon termination. These benefit levels were communicated to employees in April 1998. Pursuant to our plan, we accrued pretax merger and integration related costs of approximately $1 billion ($751 million after-tax) which has been reflected in the statement of income in total costs and expenses.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Included in this amount was approximately $270 million (of which $86 million related to key executives with pre-existing severance agreements) of employee termination costs related to approximately 3,000 employees whose functions were eliminated due to redundancy and consolidation of branches, corporate staff and back office operations. As of December 31, 1998, substantially all identified employees had been severed and approximately $240 million of severance payments have been made to terminated employees. Most of the remaining $30 million is expected to be paid in the first quarter of 1999 pursuant to our plan.

   In addition, approximately $319 million was accrued related to planned costs to be incurred in connection with the exiting of the Beneficial corporate office lease, early termination of branch offices and other operating facility leases and the cancellation of contracts with third party vendors, primarily for technology. Of this amount, $100 million related to the exiting of the Beneficial corporate office lease, $142 million related to lease termination and other exit costs for closures of 335 duplicative branch offices and 8 redundant operating centers, $40 million pertained to fixed asset writedowns, primarily related to closed facilities, and $37 million related to termination penalties associated with third party vendor contracts whose services would no longer be required. In November 1998, we entered into an agreement to sublease the Beneficial corporate offices to a third party to whom we paid total consideration of approximately $100 million. As of December 31, 1998, $115 million of lease termination and other costs for closed branch offices and operating centers had been incurred. Most of the remainder of the estimated lease termination payments will be made in the first quarter of 1999. In addition, $14 million of charges were incurred due to early termination of third party vendor contracts. Most of the remaining vendor contracts will be terminated in the first quarter of 1999.

   In connection with the merger, we re-assessed Beneficial's existing business plans and assumptions used in evaluating goodwill and other related intangibles associated with various operations, loan products and acquired receivable portfolios. Our plan identified modifications to these existing business plans. In connection with these modifications, we utilized discounted cash flow analyses to value the related goodwill and other intangible assets using assumptions which reflected our modified business plans. As a result of our analyses, we have written off approximately $183 million of goodwill and other related intangible assets to their estimated fair values. In addition, we wrote down real estate interests by $68 million to reflect their net realizable values. Assets held for disposal are not material.

   In connection with the merger, we and Beneficial incurred investment banking fees of $75 million and legal and other expenses of $25 million. In addition, in order to better align the asset liability position of the combined company, we paid $60 million in prepayment premiums related to outstanding debt.

   The following table summarizes the activity in the merger and restructuring reserve:

                                                                   (In millions)
                                                                   -------------
Balance at January 1, 1998........................................        --
  Establishment of reserve........................................   $1,000.0
  Cash payments...................................................     (629.0)
  Non-cash items..................................................     (291.0)
                                                                     --------
Balance at December 31, 1998......................................   $   80.0
                                                                     ========

3. Other Business Combinations and Divestitures

   On December 22, 1998, BFC Insurance Agency of America ("BFCIAA"), the holding company of Beneficial's foreign operations, was merged with and into Household Global Funding, Inc. ("Global"), an affiliate of HFC and a wholly-owned subsidiary of Household International. HFC received cash of approximately $340.0 million from Global equal to the net book value of the assets transferred and liabilities assumed. In

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC exclude the results of operations of BFCIAA subsequent to June 30, 1998, the date which BFCIAA came under the control of Household International.

   On April 28, 1998, the sale of Beneficial's German consumer banking operations was completed. An after-tax loss of $27.8 million was recorded in the fourth quarter of 1997. This loss was recorded after consideration of a $31.0 million tax benefit. No additional losses were realized in 1998 as a result of the sale.

   On March 2, 1998, the sale of Beneficial's Canadian operations was completed. An after-tax gain of $118.5 million was recorded upon consummation of the transaction.

   On June 23, 1997, Household International and a wholly-owned subsidiary of HFC acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation ("TA"). We paid $1.1 billion for the stock of TFS and repaid approximately $2.7 billion of TFS debt owed to affiliates of TA. The acquisition added approximately $3.2 billion of receivables, of which approximately $3.1 billion were home equity loans secured primarily by home mortgages. The acquisition of TFS was accounted for as a purchase, and accordingly, earnings from TFS' operations have been included in our results of operations from June 24, 1997.

   In June 1997, we received a capital contribution from Household International of $976.5 million which was used to repay certain short-term borrowings in connection with the acquisition of TFS.

   On October 21, 1997, Household International and its wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company, for approximately 4.2 million shares of common stock and cash. Upon the consummation of this transaction, Household International contributed the investment in ACC to HFC. The acquisition of ACC was accounted for as a purchase, and accordingly, earnings from ACC's operations have been included in our results of operations from October 22, 1997.

   In December 1997, Beneficial acquired Endeavour Personal Finance Ltd., ("Endeavour") a consumer lending business in the United Kingdom for cash. The acquisition of Endeavour was accounted for as a purchase, and accordingly, earnings from Endeavour's operations have been included in our results of operations from the acquisition date.

4. Investment Securities

                                                               At December 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                (In millions)
Available-For-Sale Investments
  Marketable equity securities............................... $   70.8 $  132.5
  Corporate debt securities..................................  1,717.8  1,594.0
  U.S. government and federal agency debt securities.........    295.2    370.0
  Other......................................................    829.6    206.9
                                                              -------- --------
Subtotal.....................................................  2,913.4  2,303.4
Accrued investment income....................................     31.0     33.4
                                                              -------- --------
    Total investment securities.............................. $2,944.4 $2,336.8
                                                              ======== ========

   Proceeds from the sale of available-for-sale investments totaled approximately $.9, $1.7 and $2.9 billion in 1998, 1997 and 1996, respectively. Gross gains of $9.0, $27.3 and $48.9 million and gross losses of $3.2, $3.3 and $5.3 million in 1998, 1997 and 1996, respectively, were realized on those sales.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

  The gross unrealized gains (losses) of investment securities were as follows:

                                                          At December 31
                         ---------------------------------------------------------------------------------
                                           1998                                     1997
                         ---------------------------------------- ----------------------------------------
                                     Gross      Gross                         Gross      Gross
                         Amortized Unrealized Unrealized   Fair   Amortized Unrealized Unrealized   Fair
                           Cost      Gains      Losses    Value     Cost      Gains      Losses    Value
                         --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                                           (In millions)
Available-For-Sale
 Investments
  Marketable equity
   securities........... $   68.2    $ 2.8      $  (.2)  $   70.8 $  129.0    $ 3.7      $  (.2)  $  132.5
  Corporate debt
   securities...........  1,691.9     55.3       (29.4)   1,717.8  1,575.4     36.8       (18.2)   1,594.0
  U.S. government and
   federal agency debt
   securities...........    290.0      7.0        (1.8)     295.2    380.2      2.9       (13.1)     370.0
  Other.................    829.6      --          --       829.6    206.2       .8         (.1)     206.9
                         --------    -----      ------   -------- --------    -----      ------   --------
    Total available-for-
     sale investments... $2,879.7    $65.1      $(31.4)  $2,913.4 $2,290.8    $44.2      $(31.6)  $2,303.4
                         ========    =====      ======   ======== ========    =====      ======   ========

  See Note 10, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets, liabilities and off-balance sheet financial instruments.

  Contractual maturities of and yields on investments in debt securities were as follows:

                                            At December 31, 1998
                              -------------------------------------------------
                                                          U.S. Government and
                                                                Federal
                              Corporate Debt Securities Agency Debt Securities
                              ------------------------- -----------------------
                              Amortized   Fair          Amortized  Fair
                                Cost     Value   Yield*   Cost    Value  Yield*
                              --------- -------- ------ --------- ------ ------
                                 (All dollar amounts are stated in millions)
Due within 1 year............ $   67.7  $   67.8  6.08%  $  9.5   $  9.6  5.66%
After 1 but within 5 years...    247.3     251.9  6.19     37.8     38.7  5.82
After 5 but within 10 years..    486.7     495.2  6.66     67.7     68.8  6.55
After 10 years...............    890.2     902.9  7.12    175.0    178.1  6.44
                              --------  --------  ----   ------   ------  ----
  Total...................... $1,691.9  $1,717.8  6.81%  $290.0   $295.2  6.36%
                              ========  ========  ====   ======   ======  ====

------
* Computed by dividing annualized interest by the amortized cost of the respective investment securities.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

5. Receivables

                                                             At December 31
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                              (In millions)
Home equity............................................... $17,158.7  $12,806.1
Auto finance..............................................     805.0      476.5
MasterCard/Visa...........................................   3,805.5    5,052.4
Private label.............................................   7,041.4    8,039.2
Other unsecured...........................................   4,953.3    5,071.3
Commercial................................................     682.1      937.8
                                                           ---------  ---------
Total owned receivables...................................  34,446.0   32,383.3
Accrued finance charges...................................     470.8      400.1
Credit loss reserve for owned receivables.................  (1,448.9)  (1,417.5)
Unearned credit insurance premiums and claims reserves....    (410.6)    (344.2)
Amounts due and deferred from receivables sales...........   1,882.3    1,838.6
Reserve for receivables serviced with limited recourse....    (656.4)    (707.8)
                                                           ---------  ---------
Total owned receivables, net..............................  34,283.2   32,152.5
Receivables serviced with limited recourse................  12,699.2   18,043.0
                                                           ---------  ---------
  Total managed receivables, net.......................... $46,982.4  $50,195.5
                                                           =========  =========

   Foreign receivables included in owned receivables were as follows:

                                                          At December 31, 1997
                                                         -----------------------
                                                          United
                                                         Kingdom  Canada Germany
                                                         -------  ------ -------
                                                              (In millions)
Home equity............................................. $  626.5 $311.1 $ 20.9
MasterCard/Visa.........................................    699.2    --      .5
Private label...........................................    197.3  250.7  134.3
Other unsecured.........................................    403.7  230.4   53.3
Commercial..............................................      --     --    74.4
                                                         -------- ------ ------
  Total................................................. $1,926.7 $792.2 $283.4
                                                         ======== ====== ======

   Foreign managed receivables represented 6 percent of total managed receivables at December 31, 1997. There were no foreign managed receivables at December 31, 1998.

   The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                               At December 31
                                                             -------------------
                                                               1998      1997
                                                             --------- ---------
                                                                (In millions)
Home equity................................................. $ 3,637.4 $ 6,038.6
Auto finance................................................     960.3     395.9
MasterCard/Visa.............................................   3,397.5   6,775.7
Private label...............................................     811.5   1,025.0
Other unsecured.............................................   3,892.5   3,807.8
                                                             --------- ---------
  Total..................................................... $12,699.2 $18,043.0
                                                             ========= =========

   At December 31, 1998, the expected weighted average remaining life of these securitization transactions was 1.8 years.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                               At December 31
                                                             -------------------
                                                               1998      1997
                                                             --------- ---------
                                                                (In millions)
Home equity................................................. $20,796.1 $18,844.7
Auto finance................................................   1,765.3     872.4
MasterCard/Visa.............................................   7,203.0  11,828.1
Private label...............................................   7,852.9   9,064.2
Other unsecured.............................................   8,845.8   8,879.1
Commercial..................................................     682.1     937.8
                                                             --------- ---------
  Managed receivables....................................... $47,145.2 $50,426.3
                                                             ========= =========

   The amounts due and deferred from receivables sales were $1,882.3 million at December 31, 1998 and $1,838.6 million at December 31, 1997. The amounts due and deferred included unamortized securitization assets and other assets established under the recourse provisions for certain sales totaling $1,802.5 million at December 31, 1998 and $1,846.3 million at December 31, 1997. It also included net customer payments not yet received from (paid to) the securitization trustee of $62.3 million at December 31, 1998 and $(53.6) million at December 31, 1997. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $656.4 million at December 31, 1998 and $707.8 million at December 31, 1997, and represents our best estimate of probable losses on receivables serviced with limited recourse.

   The providers of the credit enhancements have no recourse to us. We maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $7.5 billion through the issuance of commercial paper, of which $5.8 billion were utilized at December 31, 1998. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

   Contractual maturities of owned receivables were as follows:

                                               At December 31, 1998
                         -----------------------------------------------------------------
                           1999     2000     2001     2002     2003   Thereafter   Total
                         -------- -------- -------- -------- -------- ---------- ---------
                                                   (In millions)
Home equity............. $4,232.3 $3,292.0 $2,412.1 $1,803.7 $1,349.9 $ 4,068.7  $17,158.7
Auto finance............      4.2     15.8     59.9    181.3    365.7     178.1      805.0
MasterCard/Visa.........    581.9    679.3    596.7    519.7    457.4   4,206.4    7,041.4
Private label...........    325.2    342.1    276.7    254.3    231.7   2,375.5    3,805.5
Other unsecured.........  1,959.6  1,157.6    686.7    412.2    251.1     486.1    4,953.3
Commercial..............    129.8     42.8     41.1     27.3     36.3     404.8      682.1
                         -------- -------- -------- -------- -------- ---------  ---------
  Total................. $7,233.0 $5,529.6 $4,073.2 $3,198.5 $2,692.1 $11,719.6  $34,446.0
                         ======== ======== ======== ======== ======== =========  =========

   A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding MasterCard and Visa receivables, approximated 59 percent in 1998 and 63 percent in 1997.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                              At December 31,
                                                                   1998
                                                            -------------------
                                                             Over 1
                                                               But
                                                             Within     Over
                                                             5 years   5 years
                                                            --------- ---------
                                                               (In millions)
Receivables at predetermined interest rates................ $10,251.1 $ 5,590.9
Receivables at floating or adjustable rates................   5,242.4   6,128.6
                                                            --------- ---------
  Total.................................................... $15,493.5 $11,719.5
                                                            ========= =========

   Nonaccrual owned consumer receivables totaled $796.7 and $701.9 million at December 31, 1998 and 1997, respectively, including $79.4 million in 1997 relating to foreign operations. Interest income that would have been recorded in 1998 and 1997 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $123.2 and $105.9 million, respectively, including $13.6 million in 1997 relating to foreign operations. Interest income that was included in net income for 1998 and 1997, prior to these loans being placed on nonaccrual status, was approximately $70.2 and $59.3 million, respectively, including $6.4 million in 1997 relating to foreign operations.

   For an analysis of reserves for credit losses, see our Analysis of Credit Loss Reserves Activity on an owned and managed basis.

   The following table sets forth the activity in HFC's credit loss reserves for the periods indicated:

                                                    Year ended December 31
                                                 ------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  --------
                                                        (In millions)
Credit loss reserves for owned receivables at
 January 1...................................... $ 1,417.5  $ 1,169.7  $  937.9
Provision for credit losses--owned receivables..   1,253.1    1,252.1     907.4
Owned receivables charged off...................  (1,426.8)  (1,199.1)   (877.5)
Recoveries on owned receivables.................     127.6      141.5     121.1
Portfolio acquisitions, net.....................      77.5       53.3      80.8
                                                 ---------  ---------  --------
  Total credit loss reserves for owned
   receivables at December 31...................   1,448.9    1,417.5   1,169.7
                                                 ---------  ---------  --------
Credit loss reserves for receivables serviced
 with limited recourse at January 1.............     707.8      576.2     342.2
Provision for credit losses--receivables
 serviced with limited recourse.................     805.3      738.9     575.8
Receivables charged off.........................    (800.1)    (695.4)   (357.1)
Recoveries......................................      50.7       43.7      17.1
Other, net......................................    (107.3)      44.4      (1.8)
                                                 ---------  ---------  --------
  Total credit loss reserves for receivables
   serviced with limited recourse at December
   31...........................................     656.4      707.8     576.2
                                                 ---------  ---------  --------
  Total credit loss reserves for managed
   receivables at December 31................... $ 2,105.3  $ 2,125.3  $1,745.9
                                                 =========  =========  ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

6. Deposits

                                                     At December 31, 1997
                                                    --------------------------
                                                                    Weighted
                                                      Amount      Average Rate
                                                    ------------- ------------
                                                    (All dollar amounts are
                                                      stated in millions)
Domestic
  Time certificates................................ $        98.9          5.1%
  Savings accounts.................................          45.7          3.1
  Demand accounts..................................          59.8          --
                                                    -------------   ----------
    Total domestic deposits........................         204.4          3.3
                                                    -------------   ----------
Foreign
  Time certificates................................         306.2          5.4
  Savings accounts.................................          27.7          2.9
  Demand accounts..................................          17.0          2.9
                                                    -------------   ----------
    Total foreign deposits.........................         350.9          5.1
                                                    -------------   ----------
    Total deposits................................. $       555.3          4.4%
                                                    =============   ==========

   Interest expense on deposits was $16.3 million for 1998 and $26.8 million for 1997. There were no deposits outstanding as of December 31, 1998.

7. Commercial Paper, Bank and Other Borrowings

                                           At December 31
                             -------------------------------------------------
                               Commercial     Bank and Other
                                 Paper*         Borrowings         Total
                             ---------------- ---------------- ---------------
                             (All dollar amounts are stated in millions)
1998
  Balance...................  $      7,074.8   $         68.3  $       7,143.1
  Highest aggregate month-
   end balance..............                                          11,122.0
  Average borrowings........         8,870.1            905.3          9,775.4
  Weighted average interest
   rate:
    At year end.............             5.2%             4.9%             5.2%
    Paid during year........             5.6              4.5              5.5
                              --------------   --------------  ---------------
1997
  Balance...................  $      8,349.0   $      1,198.1  $       9,547.1
  Highest aggregate month-
   end balance..............                                          10,378.1
  Average borrowings........         8,480.8            748.1          9,228.9
  Weighted average interest
   rate:
    At year end.............             5.8%             7.1%             6.0%
    Paid during year........             5.7              6.2              5.7
                              --------------   --------------  ---------------
1996
  Balance...................  $      8,520.6   $        872.2  $       9,392.8
  Highest aggregate month-
   end balance..............                                          10,378.0
  Average borrowings........         8,273.5            542.5          8,816.0
  Weighted average interest
   rate:
    At year end.............             5.5%             6.5%             5.6%
    Paid during year........             5.4              6.2              5.5

--------
* Included in outstanding balances at year-end 1997 and 1996 were commercial paper obligations of foreign subsidiaries of $523.4 and $492.2 million, respectively. There were no commercial paper obligations of foreign subsidiaries at year-end 1998.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Interest expense for commercial paper, bank and other borrowings totaled $537.7, $514.1 and $479.5 million for 1998, 1997 and 1996, respectively.

   We maintain various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1998 and 1997, we had committed back-up lines and other bank lines of $9.1 and $10.5 billion, respectively, of which $9.1 and $10.1 billion, respectively, were unused. Formal credit lines are reviewed annually, and expire at various dates from 1999 to 2003. Borrowings under these lines generally are available at a surcharge over LIBOR. Annual commitment fee requirements to support availability of these lines at December 31, 1998 totaled $6.9 million.

8. Senior and Senior Subordinated Debt (with original maturities over one year)

                                                            At December 31
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                          (All dollar amounts
                                                             are stated in
                                                               millions)
Senior Debt
  5.00% to 6.49%; due 1999 to 2013....................... $ 5,825.8  $ 1,923.0
  6.50% to 6.99%; due 1999 to 2013.......................   4,046.3    3,306.4
  7.00% to 7.49%; due 1999 to 2023.......................   1,437.3    1,664.3
  7.50% to 7.99%; due 1999 to 2012.......................   1,011.1    1,361.6
  8.00% to 8.99%; due 1999 to 2008.......................   1,187.7    1,736.1
  9.00% and greater; due 1999 to 2001....................     426.9    1,061.0
  Variable interest rate debt; 5.00% to 9.00%; due 1999
   to 2013...............................................  12,942.4    9,438.4
Senior Subordinated Debt
  9.00% to 9.63%; due 2000 to 2001.......................     302.6      400.0
  10.25%; due 2003.......................................      20.0       20.0
  Unamortized discount...................................     (14.0)      (1.6)
                                                          ---------  ---------
    Total senior and senior subordinated debt............ $27,186.1  $20,909.2
                                                          =========  =========

   Weighted average coupon interest rates were 6.3 and 6.7 percent at December 31, 1998 and 1997, respectively. Interest expense for senior and senior subordinated debt was $1,441.5, $1,312.5 and $1,209.6 million for 1998, 1997 and 1996, respectively. The only financial covenant contained in the terms of our debt agreements is the maintenance of a minimum shareholder's equity of $1.5 billion. It is expected, however, that this covenant will be modified in 1999 to reflect the new size of HFC as a result of the merger with Beneficial.

   Maturities of senior and senior subordinated debt were:

                                                            At December 31, 1998
                                                            --------------------
                                                               (In millions)
      1999.................................................      $ 5,937.5
      2000.................................................        4,075.4
      2001.................................................        4,121.7
      2002.................................................        2,467.9
      2003.................................................        2,503.5
      Thereafter...........................................        8,080.1
                                                                 ---------
        Total..............................................      $27,186.1
                                                                 =========

9. Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk

   In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative and other off-balance sheet financial instruments. These

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES instruments primarily are used to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the Risk Management section within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The financial instruments used by us include interest rate contracts and foreign exchange rate contracts and have varying degrees of credit risk and/or market risk.

   Credit Risk. Credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. Our exposure to credit loss related to interest rate swaps, cap and floor transactions, forward and futures contracts and options is the amount of uncollected interest or premium related to these instruments. These interest rate related instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. We control the credit risk of our off-balance sheet financial instruments through established credit approvals, risk control limits and ongoing monitoring procedures. We have never experienced nonperformance by any derivative instrument counterparty.

   Market Risk. Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. We mitigate this risk by establishing limits for positions and other controls.

   Interest Rate and Foreign Exchange Contracts. The following table summarizes the activity in interest rate and foreign exchange contracts for 1998, 1997 and 1996:

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Hedging/Synthetic Alteration Instruments

                                Exchange Traded                                         Non-Exchange Traded
                     ----------------------------------------  ---------------------------------------------------------------
                        Interest Rate                                                Foreign Exchange       Interest Rate
                      Futures Contracts         Options        Interest               Rate Contracts      Forward Contracts
                     --------------------  ------------------    Rate     Currency  --------------------  -----------------
                     Purchased    Sold     Purchased  Written    Swaps     Swaps    Purchased    Sold     Purchased    Sold
                     ---------  ---------  ---------  -------  ---------  --------  ---------  ---------  ---------   --------
                                                                    (In millions)
1996
Notional amount,
 1995............... $   350.0        --        --        --   $ 8,404.5  $  405.3  $   391.5  $  (468.8)  $    27.0       --
New contracts.......   6,611.9  $(4,202.9) $  440.0   $(440.0)   4,418.5     900.3      649.7   (1,092.0)        --        --
Matured or expired
 contracts..........  (1,471.0)      50.0       --        --    (2,715.5)   (117.0)    (875.2)   1,298.2       (27.0)      --
Terminated
 contracts..........       --         --        --        --    (1,215.0)      --         --         --          --        --
In-substance
 maturities (1).....  (4,152.9)   4,152.9    (440.0)    440.0        --        --         --         --          --        --
                     ---------  ---------  --------   -------  ---------  --------  ---------  ---------   ---------  --------
Notional amount,
 1996............... $ 1,338.0        --        --        --   $ 8,892.5  $1,188.6  $   166.0  $  (262.6)        --        --
                     =========  =========  ========   =======  =========  ========  =========  =========   =========  ========
Fair value, 1996
 (2)................       --         --        --        --   $    33.7  $  (45.4)       --   $   (19.7)        --        --
                     ---------  ---------  --------   -------  ---------  --------  ---------  ---------   ---------  --------
1997
Notional amount,
 1996............... $ 1,338.0        --        --        --   $ 8,892.5  $1,188.6  $   166.0  $  (262.6)        --        --
New contracts.......   8,584.0  $(7,350.0)      --        --     3,448.3   1,036.6      884.6     (944.0)        --        --
Matured or expired
 contracts..........  (2,020.0)     120.0       --        --    (2,777.9)    (57.6)    (642.9)     732.0         --        --
Terminated
 contracts..........       --         --        --        --      (762.0)   (102.4)       --         --          --        --
In-substance
 maturities (1).....  (7,030.0)   7,030.0       --        --         --        --         --         --          --        --
                     ---------  ---------  --------   -------  ---------  --------  ---------  ---------   ---------  --------
Notional amount,
 1997............... $   872.0  $  (200.0)      --        --   $ 8,800.9  $2,065.2  $   407.7  $  (474.6)        --        --
                     =========  =========  ========   =======  =========  ========  =========  =========   =========  ========
Fair value, 1997
 (2)................       --         --        --        --   $   138.1  $  (69.5) $     4.4  $   (12.5)        --        --
                     ---------  ---------  --------   -------  ---------  --------  ---------  ---------   ---------  --------
1998
Notional amount,
 1997............... $   872.0  $  (200.0)      --        --   $ 8,800.9  $2,065.2  $   407.7  $  (474.6)        --        --
New contracts.......   2,736.0   (2,281.0) $1,344.0       --     6,971.8   1,599.9    1,762.9   (2,707.5)      257.0       --
Matured or expired
 contracts..........  (1,072.0)      15.0    (800.0)      --    (2,238.8)    (26.3)  (1,446.5)   1,677.0      (257.0)      --
Terminated
 contracts..........       --         --        --        --      (873.0)   (254.5)       --         --          --        --
In-substance
 maturities (1).....  (2,466.0)   2,466.0       --        --         --        --      (724.1)     724.1         --        --
Activity associated
 with sale to
 affiliate (3)......       --         --        --        --      (680.6)   (193.9)       --         --          --        --
                     ---------  ---------  --------   -------  ---------  --------  ---------  ---------   ---------  --------
Notional amount,
 1998............... $    70.0        --   $  544.0       --   $11,980.3  $3,190.4        --   $  (781.0)        --        --
                     =========  =========  ========   =======  =========  ========  =========  =========   =========  ========
Fair value, 1998
 (2)................       --         --        --        --   $    97.0  $  148.7        --   $    (1.4)        --        --
                     ---------  ---------  --------   -------  ---------  --------  ---------  ---------   ---------  --------
                     Other Risk
                     Management
                     Instruments
                     -----------
1996
Notional amount,
 1995...............  $  100.0
New contracts.......   1,250.0
Matured or expired
 contracts..........       --
Terminated
 contracts..........       --
In-substance
 maturities (1).....       --
                     -----------
Notional amount,
 1996...............  $1,350.0
                     ===========
Fair value, 1996
 (2)................  $    7.0
                     -----------
1997
Notional amount,
 1996...............  $1,350.0
New contracts.......       --
Matured or expired
 contracts..........       --
Terminated
 contracts..........       --
In-substance
 maturities (1).....       --
                     -----------
Notional amount,
 1997...............  $1,350.0
                     ===========
Fair value, 1997
 (2)................  $     .5
                     -----------
1998
Notional amount,
 1997...............  $1,350.0
New contracts.......     823.8
Matured or expired
 contracts..........    (100.0)
Terminated
 contracts..........       --
In-substance
 maturities (1).....       --
Activity associated
 with sale to
 affiliate (3)......       --
                     -----------
Notional amount,
 1998...............  $2,073.8
                     ===========
Fair value, 1998
 (2)................  $    1.3
                     -----------

------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument, or (b) at the maturity of the underlying items being hedged.
(2) (Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss for hedging instruments, as the fair value of the hedging instrument and the items being hedged must be evaluated together. See Note 10, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of our assets, liabilities and off-balance sheet financial instruments.
(3) Represents contracts related to BFCIAA assets/liabilities which were transferred to an affiliate.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   We operate in three functional currencies: the U.S. dollar, the British pound and the Canadian dollar. Of the above instruments, the U.S. dollar is the functional currency for exchange traded interest rate futures and options. The remaining instruments are restated in U.S. dollars by country as follows:

                                                               Interest Rate
                                            Foreign Exchange      Forward
                         Interest            Rate Contracts      Contracts    Other Risk
                           Rate    Currency -----------------  -------------- Management
                           Swaps    Swaps   Purchased  Sold    Purchased Sold Instruments
                         --------- -------- --------- -------  --------- ---- -----------
                                                  (In millions)
1996
United States........... $ 8,335.4 $1,080.6  $166.0   $(262.6)    --     --    $1,350.0
Canada..................       --       --      --        --      --     --         --
United Kingdom..........     557.1    108.0     --        --      --     --         --
                         --------- --------  ------   -------     ---    ---   --------
                         $ 8,892.5 $1,188.6  $166.0   $(262.6)    --     --    $1,350.0
                         ========= ========  ======   =======     ===    ===   ========
1997
United States........... $ 8,115.4 $1,861.0  $407.7   $(474.6)    --     --    $1,350.0
Canada..................       --       --      --        --      --     --         --
United Kingdom..........     685.5    204.2     --        --      --     --         --
                         --------- --------  ------   -------     ---    ---   --------
                         $ 8,800.9 $2,065.2  $407.7   $(474.6)    --     --    $1,350.0
                         ========= ========  ======   =======     ===    ===   ========
1998
United States........... $11,980.3 $3,190.4     --    $(781.0)    --     --    $2,073.8
Canada..................       --       --      --        --      --     --         --
United Kingdom..........       --       --      --        --      --     --         --
                         --------- --------  ------   -------     ---    ---   --------
                         $11,980.3 $3,190.4     --    $(781.0)    --     --    $2,073.8
                         ========= ========  ======   =======     ===    ===   ========

   Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. We primarily enter into interest rate swap transactions to synthetically alter balance sheet items. These transactions are specifically designated to a particular asset/liability, off-balance sheet item or anticipated transaction of a similar characteristic. Specific assets or liabilities may consist of groups of individually small dollar homogeneous assets or liabilities of similar economic characteristics. Credit and market risk exists with respect to these instruments. The following table reflects the items so altered at December 31, 1998:

                                                                  (In millions)
                                                                  -------------
      Investment securities......................................   $    90.3
      Receivables:
        Home equity..............................................     5,015.0
        MasterCard/Visa..........................................       100.0
        Other unsecured..........................................        17.9
                                                                    ---------
          Total owned receivables................................     5,132.9
      Commercial paper, bank and other borrowings................     1,350.0
      Senior and senior subordinated debt........................     5,404.8
      Receivables serviced with limited recourse.................         2.3
                                                                    ---------
          Total items synthetically altered with interest rate
           swaps.................................................   $11,980.3
                                                                    =========

--------
In all instances, the notional amount is not greater than the carrying value of the related asset/liability or off-balance sheet item.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   We manage our exposure to interest rate risk primarily through the use of interest rate swaps. These swaps synthetically alter the interest rate risk inherent in balance sheet assets, liabilities or off-balance sheet items. The majority of our interest rate swaps are used to convert floating rate assets to fixed rate, fixed rate debt to floating rate, floating rate assets or debt from one floating rate index to another, fixed rate assets to a floating rate, or floating rate debt to fixed rate. Interest rate swaps also are used to synthetically alter interest rate characteristics on certain receivables that are sold and serviced with limited recourse. These off-balance sheet items expose us to the same interest rate risk as on-balance sheet items. Interest rate swaps are used to synthetically alter the interest rate provisions of the securitization transaction whereby the underlying receivables pay a fixed (floating) rate and the pass-through rate to the investor is floating (fixed). We also have entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

   The following table summarizes the maturities and related weighted average receive/pay rates of interest rate swaps outstanding at December 31, 1998:

                            1999      2000      2001     2002     2003    2004   Thereafter   Total
                          --------  --------  --------  ------  --------  -----  ---------- ---------
                                       (All dollar amounts are stated in millions)
Pay a fixed rate/receive
 a floating rate:
 Notional value.........  $  725.0  $1,497.9  $2,945.0  $500.0  $1,348.4    --         --   $ 7,016.3
 Weighted average
  receive rate..........      5.48%     5.50%     5.49%   5.51%     5.49%   --         --        5.49%
 Weighted average pay
  rate..................      6.63      5.94      5.82    5.93      5.95    --         --        5.96
Pay a floating
 rate/receive a fixed
 rate:
 Notional value.........  $  217.3  $  144.5  $  207.5  $114.0  $   50.0  $13.9   $1,713.1  $ 2,460.3
 Weighted average
  receive rate..........      6.16%     6.59%     6.64%   6.61%     6.14%  6.57%      7.03%      6.86%
 Weighted average pay
  rate..................      5.39      5.42      5.51    5.40      5.06   5.56       5.43       5.43
Pay a floating
 rate/receive a
 different floating
 rate:
 Notional value.........  $1,593.0  $  470.7  $  430.0  $ 10.0       --     --         --   $ 2,503.7
 Weighted average
  receive rate..........      5.36%     5.15%     5.18%   6.45%      --     --         --        5.30%
 Weighted average pay
  rate..................      5.31      5.43      5.39    5.28       --     --         --        5.35
                          --------  --------  --------  ------  --------  -----   --------  ---------
   Total notional value.  $2,535.3  $2,113.1  $3,582.5  $624.0  $1,398.4  $13.9   $1,713.1  $11,980.3
                          ========  ========  ========  ======  ========  =====   ========  =========
Total weighted average
 rates on swaps:
Receive rate............      5.47%     5.50%     5.52%   5.72%     5.51%  6.57%      7.03%      5.73%
Pay rate................      5.70      5.79      5.75    5.82      5.91   5.56       5.43       5.72

   The floating rates paid or received by us are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. Hedging/synthetic alteration instruments are used by us to manage the volatility of net interest margin resulting from changes in interest rates on the underlying hedged/synthetically altered items. Owned net interest margin would have declined by 8, 13 and 19 basis points in 1998, 1997 and 1996, respectively, had these instruments not been utilized.

   Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We have both interest rate and foreign exchange rate forward contracts and interest rate futures contracts. Foreign exchange contracts are utilized by us to reduce our exposure to foreign currency exchange risk. Interest rate forward and futures contracts are used to hedge resets of interest rates on our floating rate assets and liabilities. Our exposure to credit risk for futures is limited, as these contracts are traded on organized exchanges. Each day, changes in contract values are settled in cash. In contrast, forward

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES contracts have credit risk relating to the performance of the counterparty. These instruments also are subject to market risk. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

   Purchased options grant the purchaser the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period. The seller of the option has written a contract which creates an obligation to either sell or purchase the financial instrument at the agreed-upon price if, and when, the purchaser exercises the option.

   Other risk management instruments consist of caps and floors. Caps and floors written expose us to market risk but not to credit risk. Market risk associated with caps and floors purchased is limited to the premium paid which is recorded on the balance sheets in other assets.

   Deferred gains of $51.2 and $37.8 million and deferred losses of $.2 and $2.4 million from hedging/synthetic alteration instruments were recorded on the balance sheets at December 31, 1998 and 1997, respectively. The weighted average amortization period associated with the deferred gains was 5.2 and 5.4 years at December 31, 1998 and 1997, respectively. The weighted average amortization period for the deferred losses was .4 and 1.6 years at December 31, 1998 and 1997, respectively.

   At December 31, 1998 and 1997, the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $23.1 and $54.7 million, respectively.

Concentrations of Credit Risk

   A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

   Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 1998 and 1997. We lend nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 1998: California--19 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--21 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA,
WV)--15 percent; Northeast (CT, ME, MA, NH, NY, RI, VT)--12 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--16 percent.

10. Fair Value of Financial Instruments

   We have estimated the fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of FAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

   For a significant portion of our financial instruments, fair values for items lacking a quoted market price were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management's assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in our asset/liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental, and changes in these assumptions could significantly affect fair value calculations.

   As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships) and other intangible assets not recorded on the balance

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES sheets (such as the value of consumer lending relationships for originated receivables and the franchise values of our business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. We believe there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent the entire value, nor the changes in the entire value, of the company.

   The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                    At December 31
                          -----------------------------------------------------------------------
                                        1998                                 1997
                          -----------------------------------  ----------------------------------
                           Carrying    Estimated                Carrying   Estimated
                            Value     Fair Value   Difference    Value     Fair Value  Difference
                          ----------  -----------  ----------  ----------  ----------  ----------
                                                    (In millions)
Cash....................  $    428.4  $     428.4        --    $    545.3  $    545.3       --
Investment securities...     2,944.4      2,944.4        --       2,336.8     2,336.8       --
Receivables.............    34,283.2     34,784.7  $   501.5     32,152.5    32,382.1   $ 229.6
Advances to parent
 company and affiliates.       494.0        494.0        --          10.5        10.5       --
                          ----------  -----------  ---------   ----------  ----------   -------
  Subtotal..............    38,150.0     38,651.5      501.5     35,045.1    35,274.7     229.6
                          ----------  -----------  ---------   ----------  ----------   -------
Deposits................         --           --         --        (555.3)     (555.3)      --
Commercial paper, bank
 and other borrowings...    (7,143.1)    (7,143.1)       --      (9,547.1)   (9,547.1)      --
Senior and senior
 subordinated debt......   (27,186.1)   (27,859.5)    (673.4)   (20,909.2)  (21,235.3)   (326.1)
Insurance reserves......    (1,076.2)    (1,430.8)    (354.6)    (1,182.3)   (1,410.8)   (228.5)
                          ----------  -----------  ---------   ----------  ----------   -------
  Subtotal..............   (35,405.4)  (36,433.4)   (1,028.0)   (32,193.9)  (32,748.5)   (554.6)
                          ----------  -----------  ---------   ----------  ----------   -------
Interest rate and
 foreign exchange
 contracts..............        12.5        245.6      233.1         37.4        61.0      23.6
Commitments to extend
 credit and guarantees..         --          55.3       55.3          --         50.1      50.1
                          ----------  -----------  ---------   ----------  ----------   -------
  Subtotal..............        12.5        300.9      288.4         37.4       111.1      73.7
                          ----------  -----------  ---------   ----------  ----------   -------
    Total...............  $  2,757.1  $   2,519.0  $  (238.1)  $  2,888.6  $  2,637.3   $(251.3)
                          ==========  ===========  =========   ==========  ==========   =======

   The following methods and assumptions were used to estimate the fair value of our financial instruments:

   Cash: The carrying value approximates fair value for this instrument due to its liquid nature.

   Investment securities: Investment securities are classified as available-for-sale and are carried at fair value on the balance sheets.

   Receivables: The fair value of adjustable rate consumer receivables was determined to approximate existing carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates approximating those offered by us on such products at the respective valuation dates. This approach to estimating fair value for fixed rate receivables results in a disclosed fair value that is less than amounts we believe could be currently realizable on a sale of these receivables. These receivables are relatively insensitive to changes in overall market interest rates and, therefore, have additional value compared to alternative uses of funds. The fair value of commercial receivables was determined by discounting estimated future cash flows at estimated market interest rates.

   The fair value of consumer receivables also included an estimate, on a present value basis, of cash flows associated with securitizations of certain home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Advances to parent company and affiliates: The carrying value approximates fair value for this instrument due to its short-term nature.

   Deposits: The fair value of our savings and demand accounts equaled the carrying amount as stipulated in FAS No. 107. The fair value of fixed rate time certificates was estimated by discounting future expected cash flows at interest rates offered by us on such products at the respective valuation dates.

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

   Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 1998 and 1997. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

   Interest rate and foreign exchange contracts: Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined through the use of accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). See Note 9, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk," for a discussion of the nature of these items.

   Commitments to extend credit and guarantees: These commitments were valued by considering our relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

11. Leases

   We lease certain offices, buildings and equipment for periods of up to 12 years with various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $97.7, $124.4 and $109.4 million for 1998, 1997 and 1996, respectively.

   In connection with our merger with Beneficial, we have a lease obligation on a facility located in Peapack, New Jersey expiring in 2010. As of December 1, 1998, this facility was subleased through the end of the lease period with the sublessor assuming our future rental obligations.

   Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                         At December 31, 1998
                                                       ------------------------
                                                       Minimum  Minimum
                                                        Rental  Sublease
                                                       Payments  Income   Net
                                                       -------- -------- ------
                                                            (In millions)
1999..................................................  $103.1   $ 28.8  $ 74.3
2000..................................................    91.2     28.2    63.0
2001..................................................    75.4     28.0    47.4
2002..................................................    62.6     28.0    34.6
2003..................................................    54.6     27.6    27.0
Thereafter............................................   218.7    146.0    72.7
                                                        ------   ------  ------
Net minimum lease commitments.........................  $605.6   $286.6  $319.0
                                                        ======   ======  ======

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

12. Employee Benefit Plans

   We participate in several defined benefit pension plans covering substantially all of our U.S. and non-U.S. employees. At December 31, 1998, plan assets included an investment in 3,776,421 shares of Household International's common stock with a fair value of $149.6 million.

   In September 1998, the Beneficial defined benefit plan was merged into the Household International plan. Prior to 1998, each plan was separately valued based on the individual plan's underlying terms and asset mix. The fair value of plan assets in the combined plans exceeded the combined projected benefit obligations by $254.6 and $277.4 million at December 31, 1998 and 1997, respectively. The range of assumptions used in determining the benefit obligation and pension income of the domestic defined benefit plans at December 31 are as follows:

                                                     1998     1997       1996
                                                     ----- ---------- ----------
Discount rate.......................................  7.0% 7.0%- 7.5%       7.5%
Salary increase assumption..........................  4.0% 4.0%- 4.5% 4.0%- 4.5%
Expected long-term rate of return on plan assets.... 10.0% 9.0%-10.0% 9.0%-10.0%

   Our share of the net prepaid pension cost for the combined plans was $125.9 and $120.4 million at December 31, 1998 and 1997, respectively. Our share of net pension income due to the overfunded status of the combined plans was $1.6, $1.6 and $1.1 million for 1998, 1997 and 1996, respectively.

   We also participate in various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under the Household International plan, each participant's contribution is matched by the company up to a maximum of 6 percent of the participant's compensation. The Beneficial 401(k) savings plan provided for annual employer contributions up to 2.5% of each eligible employee's annual compensation. Upon completion of the merger, participants of the Beneficial plan could elect to participate in Household International's plan. In December 1998, the Beneficial 401(k) plan was merged into the existing Household International plan. For 1998, 1997 and 1996, total expense for these plans was $28.7, $19.3 and $11.9 million, respectively.

   We participate in Household International's and Beneficial's plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans are funded on a pay-as-you-go basis and cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

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

   While no separate actuarial valuation has been made for our participation in Household International's or Beneficial's plans for postretirement medical, dental and life benefits, its share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $180.7 and $183.9 million at December 31, 1998 and 1997, respectively. Our estimated share of Household International's accrued postretirement benefit obligation was $129.7 and $123.5 million at December 31, 1998 and 1997, respectively. In addition, our estimated share of postretirement benefit expense recognized in 1998, 1997 and 1996 was $18.6, $17.5 and $17.5 million, respectively.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Household International's accumulated postretirement benefit obligation and benefit expense for 1998, 1997 and 1996 was determined using the following range of assumptions:

                                                        1998   1997      1996
                                                        ---- --------- ---------
Discount rate.......................................... 7.0% 7.0%-7.5%      7.5%
Salary increase assumption............................. 4.0% 4.0%-4.5% 4.0%-4.5%

   A 9.4 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 1999. This rate of increase is assumed to decline gradually to 4.2 percent in 2005. Upon completion of the merger, participants of the Beneficial plans became eligible to participate in Household International's plans.

   Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in millions):

                                                             1 Percent 1 Percent
                                                             Increase  Decrease
                                                             --------- ---------
Effect on total of service and interest cost components.....   $ .7      $ (.7)
Effect on postretirement benefit obligation.................    7.5       (7.5)

   Our employees may participate in Household International's Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means for employees to purchase shares of the parent company's common stock at 85 percent of the lesser of its market price at the beginning or end of a one year subscription period. Beneficial previously maintained an Employee Stock Purchase Plan ("BESPP") whereby participants could elect to purchase stock subject to certain limitations, which were eligible to be matched by Beneficial up to certain levels. The matching contributions vested over a 3 year period. This plan was closed for contributions effective with the merger of Household International and Beneficial.

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

13. Income Taxes

   Total income taxes were allocated as follows:

                                                        Year ended December
                                                                 31
                                                        ----------------------
                                                         1998    1997    1996
                                                        ------  ------  ------
                                                           (In millions)
Provision for income taxes related to operations......  $361.8  $391.9  $358.1
Income taxes related to adjustments included in common
 shareholder's equity:
  Unrealized gain (loss) on investments, net..........     7.3    10.0   (62.9)
  Foreign currency translation adjustments............     (.2)    8.1    (5.2)
  Exercise of stock options--pooled affiliate.........   (41.6)   (5.7)   (7.5)
                                                        ------  ------  ------
    Total.............................................  $327.3  $404.3  $282.5
                                                        ======  ======  ======

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Provisions for income taxes related to operations were:

                                                          Year ended December
                                                                   31
                                                          ---------------------
                                                           1998   1997    1996
                                                          ------ ------  ------
                                                             (In millions)
Current
  United States.......................................... $ 95.2 $354.9  $438.8
  Foreign................................................    7.5   19.2    17.4
                                                          ------ ------  ------
    Total current........................................  102.7  374.1   456.2
                                                          ------ ------  ------
Deferred
  United States..........................................  259.1   18.0   (98.4)
  Foreign................................................    --     (.2)     .3
                                                          ------ ------  ------
    Total deferred.......................................  259.1   17.8   (98.1)
                                                          ------ ------  ------
    Total income taxes................................... $361.8 $391.9  $358.1
                                                          ====== ======  ======

   The significant components of deferred income tax provisions attributable to income from operations were:

                                                         Year ended December
                                                                 31
                                                         ---------------------
                                                          1998   1997    1996
                                                         ------  -----  ------
                                                            (In millions)
Deferred income tax provision........................... $262.3  $17.1  $(84.7)
Adjustment of valuation allowance.......................   (3.3)  (4.7)   (8.1)
Change in operating loss carryforwards..................     .1    5.4    (5.3)
                                                         ------  -----  ------
Deferred income tax provision........................... $259.1  $17.8  $(98.1)
                                                         ======  =====  ======

   Income before income taxes from foreign operations was $4.8, $(15.4) and $58.5 million in 1998, 1997 and 1996, respectively.

   Effective tax rates are analyzed as follows:

                                                                 Year ended
                                                                December 31
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
Statutory federal income tax rate............................. 35.0% 35.0% 35.0%
Increase (decrease) in rate resulting from:
  Nondeductible acquisition costs............................. 17.5   --    --
  State and local taxes, net of federal benefit...............  4.5   2.8   2.3
  Amortization of intangible assets...........................  1.8   1.1   1.3
  Capital losses--Germany.....................................  --   (2.5)  --
  Leveraged lease tax benefits................................ (5.7) (2.4) (1.4)
  Other.......................................................  1.2   (.2) (1.7)
                                                               ----  ----  ----
    Effective tax rate........................................ 54.3% 33.8% 35.5%
                                                               ====  ====  ====

   Provision for U.S. income taxes had not been made at December 31, 1997 on $19.0 million of undistributed earnings of foreign subsidiaries. There were no undistributed earnings of foreign subsidiaries at December 31, 1998. Determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable. In addition, provision for U.S. income taxes had not been made at December 31, 1998 and 1997 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. If this amount was distributed, the additional income tax payable would be approximately $28.0 million.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                               At December 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                (In millions)
Deferred Tax Liabilities
  Receivables sold........................................... $  587.3 $  408.3
  Leveraged lease transactions, net..........................    301.0    312.7
  Pension plan assets........................................     58.0     54.7
  Other......................................................    354.3    259.2
                                                              -------- --------
    Total deferred tax liabilities........................... $1,300.6 $1,034.9
                                                              -------- --------
Deferred Tax Assets
  Credit loss reserves....................................... $  836.5 $  799.6
  Other......................................................    295.2    320.0
                                                              -------- --------
    Total deferred tax assets................................  1,131.7  1,119.6
Valuation allowance..........................................      --      (3.3)
                                                              -------- --------
    Total deferred tax assets net of valuation allowance.....  1,131.7  1,116.3
                                                              -------- --------
    Net deferred tax (asset) liability at end of year........ $  168.9 $  (81.4)
                                                              ======== ========

14. Transactions with Parent Company and Affiliates

   HFC periodically advances funds to Household International and affiliates or receives amounts in excess of the parent company's current requirements. Advances to (from) parent company and affiliates consisted of the following:

                                                                   At December
                                                                       31
                                                                  --------------
                                                                   1998    1997
                                                                  ------  ------
                                                                  (In millions)
Parent company and other subsidiaries............................ $(89.3) $ 76.2
Household Bank, f.s.b............................................   76.1   (70.5)
Household Global Funding, Inc....................................  507.2     4.8
                                                                  ------  ------
  Advances to (from) parent company and affiliates............... $494.0  $ 10.5
                                                                  ======  ======

   These advances bear interest at various market interest rates. Net interest income on advances to (from) parent company and affiliates was as follows:

                                                                 Year ended
                                                                 December 31
                                                              -----------------
                                                              1998  1997  1996
                                                              ----- ----- -----
                                                                (In millions)
Parent company and other subsidiaries........................ $19.3 $20.8 $13.3
Household Bank, f.s.b........................................   1.3    .1  (3.6)
                                                              ----- ----- -----
  Net interest income on advances to (from) parent company
   and affiliates............................................ $20.6 $20.9 $ 9.7
                                                              ===== ===== =====

   Household Bank, f.s.b. ("the Bank") has agreements with certain of our wholly-owned bank subsidiaries to provide loans of up to $450 million to fund their credit card operations. The outstanding balance at December 31, 1997 was $250 million and was included in commercial paper, bank and other borrowings for financial statement purposes. There were no loans outstanding at December 31, 1998. Interest expense on these borrowings totaled $5.8, $5.8 and $3.9 million during 1998, 1997 and 1996, respectively.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   From June 1994 to May 1997, Household International designated our wholly-owned bank subsidiary as the issuer of the new GM Card accounts for customers who previously did not have an account with the previous designated issuer. In effect, Household International licensed to the bank subsidiary, the GM Card account relationships and GM's obligation to administer its rebate program in an arrangement similar to an operating lease. Fees paid to Household International under this arrangement were $12.3, $27.6 and $27.2 million in 1998, 1997 and 1996, respectively, and are recorded in other operating expenses on the consolidated statements of income. During the second quarter of 1998, our wholly-owned bank subsidiary sold $1.9 billion in GM Card receivables to Household Bank (SB), a wholly-owned subsidiary of the Bank. This completed the consolidation of all GM Card receivables into Household Bank (SB).

   Household International has a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and HFC agree to maintain the capital of the Bank at the required levels. The agreement also requires that any capital deficiency be cured by Household International and/or HFC within thirty days. There were no cash capital contributions made by Household International to the Bank in 1998 and 1997.

   HFC and Household Credit Services, Inc., a wholly-owned subsidiary of HFC, have negotiated a market rate agreement with the Bank for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable, and payroll processing. Fees for these services totaled $72.3, $47.8 and $50.9 million during 1998, 1997 and 1996, respectively.

   We were allocated costs incurred on its behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $49, $58 and $55 million in 1998, 1997 and 1996, respectively.

15. Commitments And Contingent Liabilities

   In the ordinary course of business there are various legal proceedings pending against the company. Management believes the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on our consolidated financial position. However, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. See Note 10 for discussion of lease commitments.

16. Segment Reporting

   We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131") in 1998. FAS No. 131 established standards for reporting information about operating segments, products and services and geographic areas in annual and interim financial statements. Our reportable operating segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations.

   We have two reportable segments: Consumer, which includes our branch-based consumer finance, private label and auto finance businesses; and Credit Card, which includes our domestic MasterCard and Visa business. The Consumer segment provides real estate secured, automobile secured and unsecured loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, direct mail, telemarketing or independent merchants or automobile dealers. The Credit Card segment offers MasterCard and Visa credit cards throughout the United States primarily via strategic affinity and co-branding relationships. The All Other caption includes our insurance, refund anticipation loan and commercial

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES businesses, our corporate and treasury activities, and prior to June 30, 1998, Beneficial's international operations, each of which falls below the quantitative threshold tests under FAS No. 131 for determining reportable segments. Our merger and integration related costs of $751 million after-tax, related to the Beneficial merger, were recorded in corporate.

   The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intrasegment transactions have not been eliminated in accordance with FAS No. 131. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets. We generally account for transactions between segments as if they were with third parties.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Reportable Segments

                                       For the year ended December 31, 1998
                         -----------------------------------------------------------------------
                                     Total
                                   Domestic                         Adjustments/
                           Total    Credit     All                  Reconciling     Consolidated
                         Consumer    Card     Other        Totals      Items           Totals
Owned Basis              --------- --------- --------     --------- ------------    ------------
                                                  (In millions)
Net interest margin and
 other revenues(7)...... $ 3,408.9 $ 1,001.4 $  596.3     $ 5,006.6  $  (106.4)(1)   $ 4,900.2
Intersegment revenues...      91.4      10.6      4.4         106.4     (106.4)(1)         --
Provision for credit
 losses.................     818.0     319.7     38.3       1,176.0       77.1 (2)     1,253.1
Depreciation and
 amortization...........      72.6     135.0     84.3         291.9        --            291.9
Income taxes (benefit)..     514.7      47.2   (132.5)        429.4      (67.6)(3)       361.8
Segment net income
 (loss).................     825.1      54.9   (459.2)(4)     420.8     (115.9)          304.9
Total segment assets....  32,135.3   4,818.2  8,863.2      45,816.7   (3,453.7)(5)    42,363.0
Total segment assets--
 managed................  41,437.0   8,215.7  8,863.2      58,515.9   (3,453.7)(5)    55,062.2
Expenditures for long-
 lived assets (8).......      21.3       2.8     83.5         107.6        --            107.6
                         --------- --------- --------     ---------  ---------       ---------

                                       For the year ended December 31, 1997
                         -----------------------------------------------------------------------
                                     Total
                                   Domestic                         Adjustments/
                           Total    Credit     All                  Reconciling     Consolidated
                         Consumer    Card     Other        Totals      Items           Totals
Owned Basis              --------- --------- --------     --------- ------------    ------------
                                                  (In millions)
Net interest margin and
 other revenues (7)..... $ 3,041.2 $ 1,124.2 $  640.5     $ 4,805.9  $   (93.0)(1)   $ 4,712.9
Intersegment revenues...      76.1      11.4      5.5          93.0      (93.0)(1)         --
Provision for credit
 losses.................     876.6     279.2     60.1       1,215.9       36.2 (2)     1,252.1
Depreciation and
 amortization...........      53.5     135.6     83.7         272.8        --            272.8
Income taxes (benefit)..     345.1     101.7     (7.3)        439.5      (47.6)(3)       391.9
Segment net income
 (loss).................     582.1     143.2    123.2 (6)     848.5      (81.4)          767.1
Total segment assets....  25,969.3   5,402.0  9,473.0      40,844.3   (1,395.4)(5)    39,448.9
Total segment assets--
 managed................  37,236.6  12,177.7  9,473.0      58,887.3   (1,395.4)(5)    57,491.9
Expenditures for long-
 lived assets (8).......     976.8       7.0     83.7       1,067.5        --          1,067.5
                         --------- --------- --------     ---------  ---------       ---------

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

                                     For the year ended December 31, 1996
                         --------------------------------------------------------------
                                   Total
                                  Domestic                  Adjustments/
                          Total    Credit    All            Reconciling    Consolidated
                         Consumer   Card    Other   Totals     Items          Totals
Owned Basis              -------- -------- ------- -------- ------------   ------------
                                                (In millions)
Net interest margin and
 other
 revenues (7)........... $2,576.0 $  935.8 $ 529.4 $4,041.2   $  (80.5)(1)   $3,960.7
Intersegment revenues...     63.5     11.2     5.8     80.5      (80.5)(1)        --
Provision for credit
 losses.................    631.2    203.7    72.5    907.4        --  (2)      907.4
Depreciation and
 amortization...........     49.7    136.2    59.7    245.6        --           245.6
Income taxes (benefit)..    301.0     79.0     7.8    387.8      (29.7)(3)      358.1
Segment net income
 (loss).................    524.6    105.2    71.0    700.8      (50.8)         650.0
Total segment assets.... 21,693.2  7,504.9 8,616.3 37,814.4   (1,489.5)(5)   36,324.9
Total segment assets--
 managed................ 31,483.9 12,548.4 8,616.3 52,648.6   (1,489.5)(5)   51,159.1
Expenditures for long-
 lived assets (8).......     45.7     20.5    65.2    131.4        --           131.4

--------
(1) Eliminates intersegment revenues.
(2) Eliminates bad debt recovery sales between operating segments.
(3) Tax benefit associated with items comprising adjustments/reconciling items.
(4) Includes merger and integration related costs of $751.0 million after-tax related to the Beneficial merger and the gain on the sale of Beneficial Canada of $118.5 million after-tax.
(5) Eliminates investments in subsidiaries.
(6) Includes the nonrecurring charge of $27.8 million after-tax for the disposition of Beneficial Germany.
(7) Net interest margin and other revenues, including intersegment revenues, net of policyholder benefits.
(8) Includes goodwill associated with purchase business combinations and capital expenditures.

Geographic Data

   The following is a summary of assets, revenues and income before income taxes of the company by material country:

                                                                                                          Income Before
                        Identifiable Assets        Long-Lived Assets(1)            Revenues                Income Taxes
                   ----------------------------- ------------------------ -------------------------- -------------------------
                     1998      1997      1996      1998     1997    1996    1998     1997     1996    1998    1997      1996
                   --------- --------- --------- -------- -------- ------ -------- -------- -------- ------ --------  --------
                                                                 (In millions)
United States....  $42,363.0 $36,044.8 $33,731.9 $1,291.3 $1,355.2 $447.1 $6,874.1 $6,378.6 $5,555.3 $661.9 $1,175.6  $  975.4
United Kingdom...        --    2,137.1   1,432.0      --      18.7   15.0    181.3    268.1    212.2    3.0     23.1      15.6
Canada...........        --      789.8     706.4      --       5.1    5.7     16.4    137.7    130.8     .5     21.2      23.1
Other............        --      477.2     454.6      --       6.1    5.8     31.5     18.6     73.1    1.3    (60.9)     (6.0)
                   --------- --------- --------- -------- -------- ------ -------- -------- -------- ------ --------  --------
 Total...........  $42,363.0 $39,448.9 $36,324.9 $1,291.3 $1,385.1 $473.6 $7,103.3 $6,803.0 $5,971.4 $666.7 $1,159.0  $1,008.1
                   ========= ========= ========= ======== ======== ====== ======== ======== ======== ====== ========  ========

--------
(1) Represents properties and equipment, net of accumulated depreciation, and goodwill, net of accumulated amortization.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                               1998--Three Months Ended             1997--Three Months Ended
                          ------------------------------------ -----------------------------------
                            Dec.    Sept.     June     March     Dec.    Sept.     June    March
                          -------- -------- --------  -------- -------- -------- -------- --------
                                                       (In millions)
Finance income..........  $1,182.2 $1,117.6 $1,165.9  $1,115.7 $1,077.2 $1,084.8 $1,019.7 $1,023.4
Other interest income...      10.3     10.9      6.6       8.7      5.3      7.3     14.6      7.9
Interest expense........     502.4    484.4    508.5     500.2    471.1    482.2    452.3    447.9
                          -------- -------- --------  -------- -------- -------- -------- --------
Net interest margin.....     690.1    644.1    664.0     624.2    611.4    609.9    582.0    583.4
Provision for credit
 losses on owned
 receivables............     313.8    284.2    318.5     336.6    326.7    313.2    293.6    318.6
                          -------- -------- --------  -------- -------- -------- -------- --------
Net interest margin
 after provision for
 credit losses..........     376.3    359.9    345.5     287.6    284.7    296.7    288.4    264.8
                          -------- -------- --------  -------- -------- -------- -------- --------
Securitization income...     225.1    241.7    268.4     323.3    302.6    350.3    314.8    264.3
Insurance revenues......      79.7     91.2     90.6      91.4     92.3     86.0     86.8     87.8
Investment income.......      35.7     38.2     35.6      37.2     37.5     41.3     36.5     37.3
Fee income..............     132.1    120.8    120.0     125.8    176.9    135.1    106.6     96.2
Other income............      43.3     59.9     49.5      86.5     22.1     65.5     56.7    166.2
Gain on sale of
 Beneficial Canada......       --       --       --      189.4      --       --       --       --
                          -------- -------- --------  -------- -------- -------- -------- --------
 Total other revenues...     515.9    551.8    564.1     853.6    631.4    678.2    601.4    651.8
                          -------- -------- --------  -------- -------- -------- -------- --------
Salaries and fringe
 benefits...............     207.6    219.7    243.7     250.7    252.8    236.2    223.6    212.7
Occupancy and equipment
 expense................      54.7     59.9     76.0      75.7     76.7     74.3     70.9     74.0
Other marketing
 expenses...............      44.1     47.5     49.3      64.9     91.9     65.1     56.2     67.5
Other servicing and
 administrative
 expenses...............      74.8    105.1    107.2     130.7    222.9    137.4    132.8    163.4
Amortization of acquired
 intangibles and
 goodwill...............      38.1     44.8     44.7      41.2     38.4     38.6     33.3     33.1
Policyholders' benefits.      53.3     48.5     48.3      57.5     56.9     56.9     57.9     64.9
Merger and integration
 related costs..........       --       --   1,000.0       --       --       --       --       --
                          -------- -------- --------  -------- -------- -------- -------- --------
 Total costs and
  expenses..............     472.6    525.5  1,569.2     620.7    739.6    608.5    574.7    615.6
                          -------- -------- --------  -------- -------- -------- -------- --------
Income (loss) before
 income taxes...........     419.6    386.2   (659.6)    520.5    176.5    366.4    315.1    301.0
Income taxes (benefit)..     156.2    141.0   (131.4)    196.0     36.9    132.7    111.1    111.2
                          -------- -------- --------  -------- -------- -------- -------- --------
 Net income (loss)......  $  263.4 $  245.2 $ (528.2) $  324.5 $  139.6 $  233.7 $  204.0 $  189.8
                          ======== ======== ========  ======== ======== ======== ======== ========

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

  4(b)     Standard Multiple-Series Indenture Provisions for Senior Debt
           Securities dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-
           48854).

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