Form 10-Q
period 1999-03-31
HOUSEHOLD FINANCE CORP
filed 1999-05-13
CIK 48681

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------

Commission file number 1-75
                       ----


                   HOUSEHOLD FINANCE CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                           36-1239445
------------------------      -----------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)


2700 Sanders Road, Prospect Heights, Illinois  60070
----------------------------------------------------
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code: (847) 564-5000
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1999, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

          HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months
          Ended March 31, 1999 and 1998                       2

          Condensed Consolidated Balance Sheets -
          March 31, 1999 (Unaudited) and December 31, 1998    3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended
          March 31, 1999 and 1998                             4

          Financial Highlights                                5

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      11



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   19

  Signature                                                  20

PART 1.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All amounts, are stated in millions.

-------------------------------------------------------------------------------------
Three months ended March 31                                  1999                1998
-------------------------------------------------------------------------------------
Finance income                                           $1,180.2            $1,115.7
Other interest income                                        16.6                 8.7
Interest expense                                            506.7               500.2
                                                         --------            --------
Net interest margin                                         690.1               624.2
Provision for credit losses on owned receivables            331.7               336.6
                                                         --------            --------
Net interest margin after provision for credit losses       358.4               287.6
                                                         --------            --------
Securitization income                                       192.2               323.3
Insurance revenues                                           92.0                91.4
Investment income                                            37.5                37.2
Fee income                                                   99.6               125.8
Other income                                                 70.7                86.5
Gain on sale of Beneficial Canada                             -                 189.4
                                                         --------            --------
Total other revenues                                        492.0               853.6
                                                         --------            --------
Salaries and fringe benefits                                221.5               250.7
Occupancy and equipment expense                              53.4                75.7
Other marketing expenses                                     42.1                64.9
Other servicing and administrative expenses                  94.9               130.7
Amortization of acquired intangibles and goodwill            36.1                41.2
Policyholders' benefits                                      58.8                57.5
                                                         --------            --------
Total costs and expenses                                    506.8               620.7
                                                         --------            --------
Income before income taxes                                  343.6               520.5
Income taxes                                                121.8               196.0
                                                         --------            --------
Net income*                                              $  221.8            $  324.5
                                                         ========            ========
* Net operating income, which excludes the gain on sale of
  Beneficial Canada, was $206.0 for the three months ended March
  31, 1998.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.

----------------------------------------------------------------------------------------
                                                           March 31,        December 31,
                                                                1999                1998
----------------------------------------------------------------------------------------
ASSETS                                                    (Unaudited)
------
Cash                                                       $   311.1           $   428.4
Investment securities                                        3,588.4             2,944.4
Receivables, net                                            35,536.1            34,283.2
Advances to parent company and affiliates                      235.9               494.0
Acquired intangibles and goodwill, net                       1,648.6             1,682.7
Properties and equipment, net                                  377.0               376.9
Real estate owned                                              229.9               235.1
Other assets                                                 1,845.3             1,918.3
                                                           ---------           ---------
Total assets                                               $43,772.3           $42,363.0
                                                           =========           =========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings              $ 8,306.8           $ 7,143.1
  Senior and senior subordinated debt (with
     original maturities over one year)                     27,794.5            27,186.1
                                                           ---------           ---------
Total debt                                                  36,101.3            34,329.2
Insurance policy and claim reserves                          1,139.4             1,076.2
Other liabilities                                              792.4             1,147.2
                                                           ---------           ---------
Total liabilities                                           38,033.1            36,552.6
                                                           ---------           ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares
     authorized, issued and outstanding at
     March 31, 1999 and December 31, 1998, and
     additional paid in capital                              2,960.3             2,960.3
  Retained earnings                                          2,788.2             2,836.4
  Foreign currency translation adjustments                      (3.3)               (8.3)
  Unrealized gain (loss) on investments, net                    (6.0)               22.0
                                                           ---------           ---------
Total common shareholder's equity                            5,739.2             5,810.4
                                                           ---------           ---------
Total liabilities and shareholder's equity                 $43,772.3           $42,363.0
                                                           =========           =========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.

----------------------------------------------------------------------------------------
Three months ended March 31                                     1999                1998
----------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                  $  221.8           $   324.5
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables             331.7               336.6
  Insurance policy and claim reserves                           69.8              (100.6)
  Depreciation and amortization                                 71.2                71.6
  Other, net                                                    88.3                59.2
                                                            --------           ---------
Cash provided by operations                                    782.8               691.3
                                                            --------           ---------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                    (440.6)            (364.9)
  Matured                                                        95.1               66.4
  Sold                                                          360.4              209.6
Short-term investment securities, net change                   (734.5)             128.6
Receivables:
  Originations, net                                          (2,448.0)          (4,031.7)
  Purchases and related premiums                             (1,163.1)          (2,123.4)
  Sold                                                        1,717.9            3,957.8
Properties and equipment purchased                              (39.0)              (9.2)
Properties and equipment sold                                     2.4               20.1
Advances to parent company and affiliates, net                  258.1              (57.0)
                                                            ---------          ---------
Cash decrease from investments in operations                 (2,391.3)          (2,203.7)
                                                            ---------          ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and deposits, net change                      1,163.7              300.0
Senior and senior subordinated debt issued                    1,986.8            3,140.5
Senior and senior subordinated debt retired                  (1,379.3)          (1,956.1)
Policyholders' benefits paid                                    (32.0)             (26.8)
Cash received from policyholders                                 22.0               22.0
Dividends paid to parent company                               (270.0)             (75.0)
Dividends paid - pooled affiliate                                 -                (43.6)
Capital contribution from parent company                          -                200.0
                                                            ---------          ---------
Cash increase from financing and capital transactions         1,491.2            1,561.0
                                                            ---------          ---------
Increase (decrease) in cash                                    (117.3)              48.6
Cash at January 1                                               428.4              545.3
                                                            ---------          ---------
Cash at March 31                                            $   311.1          $   593.9
                                                            =========          =========
Supplemental cash flow information:
Interest paid                                               $   460.8          $   422.9
                                                            ---------          ---------
Income taxes paid (received)                                     73.5              (56.4)
                                                            ---------          ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
---------------------

All dollar amounts are stated in millions.

-----------------------------------------------------------------------------------
Three months ended March 31                                1999                1998
-----------------------------------------------------------------------------------
Net operating income <F1>                             $   221.8           $   206.0
Beneficial Canada gain                                      -                 118.5
                                                      ---------            --------
Net income                                            $   221.8           $   324.5
                                                      =========           =========
Net interest margin and other revenues <F2>           $ 1,123.3           $ 1,420.3
                                                      ---------           ---------
Return on average common shareholder's
  equity <F3>                                              15.2%               13.8%
                                                      ---------           ---------
Return on average owned assets <F3>                        2.01                1.99
                                                      ---------           ---------

All dollar amounts are stated in millions.
-----------------------------------------------------------------------------------
                                                      March 31,        December 31,
                                                           1999                1998
-----------------------------------------------------------------------------------
Total assets:
  Owned                                               $43,772.3           $42,363.0
  Managed                                              56,370.1            55,062.2
                                                      ---------           ---------
Receivables:
  Owned                                               $35,635.2           $34,446.0
  Serviced with limited recourse                       12,597.8            12,699.2
                                                      ---------           ---------
  Managed                                             $48,233.0           $47,145.2
                                                      =========           =========
Debt to total shareholder's equity                        6.3:1               5.9:1
                                                      ---------           ---------

<F1>  Net income excluding the gain on the sale of Beneficial Canada.

<F2>  Policyholders' benefits have been netted against other revenues.

<F3>  Annualized. Excludes the gain on the sale of Beneficial Canada.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION
------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 should not be considered indicative of the results for any future quarters or the year ending December 31, 1999. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1998.


2. INVESTMENT SECURITIES
------------------------
Investment securities consisted of the following:

----------------------------------------------------------------------------------------
In millions.                                March 31, 1999             December 31, 1998
----------------------------------------------------------------------------------------
                                  Amortized           Fair      Amortized           Fair
                                       Cost          Value           Cost          Value
----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities       $   63.5       $   66.3       $   68.2       $   70.8
Corporate debt securities           1,681.4        1,670.0        1,691.9        1,717.8
U.S. government and federal
  agency debt securities              287.0          285.3          290.0          295.2
Other                               1,532.7        1,532.7          829.6          829.6
                                   --------       --------       --------       --------
Subtotal                            3,564.6        3,554.3        2,879.7        2,913.4
Accrued investment income              34.1           34.1           31.0           31.0
                                   --------       --------       --------       --------
Total investment securities        $3,598.7       $3,588.4       $2,910.7       $2,944.4
                                   ========       ========       ========       ========

3. RECEIVABLES
--------------
Receivables consisted of the following:

------------------------------------------------------------------------------
                                                 March 31,        December 31,
In millions.                                          1999                1998
------------------------------------------------------------------------------
Home equity                                      $18,969.4           $17,158.7
Auto finance                                         944.8               805.0
MasterCard/Visa                                    3,099.1             3,805.5
Private label                                      6,447.7             7,041.4
Other unsecured                                    5,542.0             4,953.3
Commercial                                           632.2               682.1
                                                 ---------           ---------
Total owned receivables                           35,635.2            34,446.0

Accrued finance charges                              547.7               470.8
Credit loss reserve for owned receivables         (1,448.8)           (1,448.9)
Unearned credit insurance premiums and
  claims reserves                                   (407.2)             (410.6)
Amounts due and deferred from
  receivables sales                                1,868.0             1,882.3
Reserve for receivables serviced with
  limited recourse                                  (658.8)             (656.4)
                                                 ---------           ---------
Total owned receivables, net                      35,536.1            34,283.2
Receivables serviced with limited recourse        12,597.8            12,699.2
                                                 ---------           ---------
Total managed receivables, net                   $48,133.9           $46,982.4
                                                 =========           =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:

------------------------------------------------------------------------------
                                                 March 31,        December 31,
In millions.                                          1999                1998
------------------------------------------------------------------------------
Home equity                                      $ 3,298.8           $ 3,637.4
Auto finance                                       1,101.3               960.3
MasterCard/Visa                                    3,572.5             3,397.5
Private label                                        753.3               811.5
Other unsecured                                    3,871.9             3,892.5
                                                 ---------           ---------
Total                                            $12,597.8           $12,699.2
                                                 =========           =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

------------------------------------------------------------------------------
                                                 March 31,        December 31,
In millions.                                          1999                1998
------------------------------------------------------------------------------
Home equity                                      $22,268.2           $20,796.1
Auto finance                                       2,046.1             1,765.3
MasterCard/Visa                                    6,671.6             7,203.0
Private label                                      7,201.0             7,852.9
Other unsecured                                    9,413.9             8,845.8
Commercial                                           632.2               682.1
                                                 ---------           ---------
Total                                            $48,233.0           $47,145.2
                                                 =========           =========

The amounts due and deferred from receivables sales were $1,868.0 million at March 31, 1999 and $1,882.3 million at December 31, 1998. The amounts due and deferred included unamortized securitization assets and other assets established under the recourse provisions for certain sales totaling $1,820.4 million at March 31, 1999 and $1,802.5 million at December 31, 1998. It also included net customer payments not yet received from the securitization trustee of $31.3 million at March 31, 1999 and $62.3 million at December 31, 1998. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $658.8 million at March 31, 1999 and $656.4 million at December 31, 1998 and represents our best estimate of probable losses on receivables serviced with limited recourse.


4. CREDIT LOSS RESERVES
-----------------------
An analysis of credit loss reserves for the three months ended
March 31 was as follows:

-----------------------------------------------------------------------------------
In millions.                                               1999                1998
-----------------------------------------------------------------------------------
Credit loss reserves for owned receivables
  at January 1                                         $1,448.9            $1,417.5
Provision for credit losses                               331.7               336.6
Chargeoffs                                               (389.8)             (339.1)
Recoveries                                                 35.5                30.5
Portfolio acquisitions and other, net                      22.5                64.5
                                                       --------            --------
TOTAL CREDIT LOSS RESERVES FOR OWNED RECEIVABLES
  AT MARCH 31                                           1,448.8             1,510.0
                                                       --------            --------

Credit loss reserves for receivables serviced with
  limited recourse at January 1                           656.4               707.8
Provision for credit losses                               145.9               179.6
Chargeoffs                                               (160.3)             (216.2)
Recoveries                                                  6.9                13.5
Other, net                                                  9.9                 (.1)
                                                       --------            --------
TOTAL CREDIT LOSS RESERVES FOR RECEIVABLES SERVICED
  WITH LIMITED RECOURSE AT MARCH 31                       658.8               684.6
                                                       --------            --------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
  AT MARCH 31                                          $2,107.6            $2,194.6
                                                       ========            ========

5. MERGER AND INTEGRATION RESERVE
---------------------------------
As of March 31, 1999, we have substantially completed the execution of our merger and integration plan relating to the Beneficial acquisition. Amounts remaining in our merger and integration reserve are not significant.


6. INCOME TAXES
---------------
The effective tax rate was 35.4 percent for the three months ended March 31, 1999 and 37.7 percent in the year-ago period. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.

7. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
--------------------------------------------------
We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $235.9 million at March 31, 1999 compared to $494.0 million at December 31, 1998. There were no advances from parent company and affiliates at March 31, 1999 and December 31, 1998. Net interest income on affiliated balances was $11.9 million for the first quarter of 1999 and $1.8 million for the prior year quarter.


8. COMPREHENSIVE INCOME
-----------------------
In accordance with the interim reporting guidelines of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which was adopted in 1998, comprehensive income was $198.8 million for the quarter ended March 31, 1999 and $349.8 million for the quarter ended March 31, 1998. Excluding the impact of the gain on sale of Beneficial Canada, comprehensive income was $231.3 million for the quarter ended March 31, 1998.


9. SEGMENT REPORTING
--------------------
We have one reportable segment, Consumer, which includes our branch-based consumer finance, private label, auto finance and domestic MasterCard and Visa businesses. This differs from the basis of segmentation presented in our Annual Report on Form 10-K for the year ended December 31, 1998 where we presented the domestic MasterCard and Visa business as a separate reportable segment. The domestic MasterCard and Visa business is included in Consumer because discrete financial information about HFC's domestic MasterCard and Visa business is not regularly reviewed by the chief operating decision maker in allocating resources and assessing performance. There has been no change in the measurement of segment profit as compared with our Form 10-K.

Information about our reportable segment for the three months ended March 31, 1999 and 1998 was as follows:

--------------------------------------------------------------------
Owned Basis
In millions.                                                   Total
For the three months ended March 31, 1999                   Consumer
--------------------------------------------------------------------
Net interest margin and other revenues <F1>                $ 1,062.5
Intersegment revenues                                           34.1
Segment net income                                             177.5
Total segment assets                                        38,034.3
Total segment assets - managed                              50,667.6
                                                           ---------

--------------------------------------------------------------------
Owned Basis
In millions.                                                   Total
For the three months ended March 31, 1998                   Consumer
--------------------------------------------------------------------
Net interest margin and other revenues <F1>                $ 1,055.8
Intersegment revenues                                           25.0
Segment net income                                             188.9
Total segment assets                                        34,092.2
Total segment assets - managed                              51,452.1
                                                           ---------

<F1> Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.

A reconciliation of the reportable segment's net income to consolidated net income for the three months ended March 31 is as follows:

----------------------------------------------------------------------------
In millions.                                         1999               1998
----------------------------------------------------------------------------
Reportable segment net income                      $177.5             $188.9
Other operations not individually reportable         73.0              163.4
Adjustments/eliminations                            (28.7)             (27.8)
                                                   ------             ------
Total consolidated net income                      $221.8             $324.5
                                                   ======             ======

10.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain estimates and projections that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in the 1998 Form 10-K.

OPERATIONS SUMMARY
------------------
Our net income for the first quarter of 1999 was $221.8 million, compared to net operating income of $206.0 million a year ago. The improved results were due to strong growth in our consumer finance business and significant year-over-year declines in operating expenses. Including the gain on the sale of Beneficial Canada, first quarter 1998 net income was $324.5 million.

Our annualized return on average common shareholder's equity for the first quarter of 1999 was 15.2 percent and, excluding the gain on the sale of Beneficial Canada, 13.8 percent in the year-ago period. Our annualized return on average owned assets was 2.01 percent in the 1999 first quarter and, excluding the gain on the sale of Beneficial Canada, 1.99 percent a year ago. Our annualized return on average managed assets was 1.57 percent in the first quarter of 1999 and, excluding the gain on the sale of Beneficial Canada, 1.40 percent a year ago. Including the gain on the sale of Beneficial Canada for the first quarter of 1998, our annualized return on average common shareholder's equity was 21.8 percent, our return on average owned assets was 3.14 percent and our return on average managed assets was 2.20 percent.

- The following summarizes our operating results for our reportable operating segment for the first quarter of 1999 compared with the prior year period:

  Our Consumer segment reported lower earnings in the first quarter of 1999. Return on average owned assets was 1.87 percent in the first quarter of 1999, compared with 2.34 percent for the same period in 1998. Return on average managed assets was 1.41 percent in the first quarter of 1999 compared with 1.52 percent in 1998. The decrease in operating results was primarily due to lower average managed receivables, increased loss provision and lower fee income. Additionally, the Consumer segment experienced higher credit losses reflecting increased personal bankruptcies as well as the maturing of promotional balances in our private label business. Compared with the fourth quarter, the Consumer segment experienced a decrease in chargeoffs and delinquency. Managed receivables in our Consumer segment were $48.0 billion at March 31, 1999, compared with $48.5 billion at March 31, 1998. The decrease reflected attrition associated with the restructuring of our MasterCard* and Visa* portfolio in 1998, which included the sale of $1.9 billion of non-core receivables to third parties, the sale of $1.9 billion of GM Card receivables to an affiliate and the impact of repricing initiatives mailed late last year. This decrease was partially offset by solid growth in home equity, other unsecured and auto finance receivables. The home equity and unsecured loan growth in the first quarter reflects the benefits and on-going potential of the now-integrated HFC and Beneficial systems.



* MasterCard is a registered trademark of MasterCard
  International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

- Revenue from our tax refund anticipation loan ("RAL") business was up from the prior year. The number of electronic filings of tax returns increased 20 percent over last year and refund processing with the Internal Revenue Service went smoothly in the quarter.

- During the first quarter of 1998, we completed the sale of Beneficial's Canadian operations and recorded an after-tax gain of approximately $118.5 million. In April 1998, the sale of Beneficial's German operations was also completed. Beneficial announced its intent to sell the German operations in 1997 and recorded an after-tax loss of approximately $27.8 million after consideration of a $31.0 million tax benefit. No additional losses were realized in 1998 as a result of the sale.


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) declined 5 percent from the prior year. This decrease reflected attrition associated with the restructuring of our MasterCard and Visa portfolio in 1998, which included the sale of $1.9 billion of non-core receivables to third parties, the sale of $1.9 billion of GM Card receivables to an affiliate and the impact of repricing initiatives mailed late last year.

  Managed consumer receivables, other than MasterCard and Visa, grew over 8 percent from a year ago, with the strongest growth coming in our home equity business. During 1999, we took advantage of a pricing opportunity in the bulk home equity market and acquired a $750 million portfolio. Excluding this bulk purchase, our home equity portfolio still grew 12 percent over last year. Auto finance receivables more than doubled from a year ago reflecting solid loan growth coupled with firm pricing and good quality credit. This business continued to benefit from weakened competition and an expanded sales force. Other unsecured receivables grew slightly from the prior year driven by strong responses to direct mail and branch-originated programs. The year-over-year growth rate was impacted by the purchase of an $850 million unsecured consumer finance portfolio during the first quarter of 1998. Private label receivables were down from the prior year as this business experienced attrition as the result of less promotional activity in 1998. Also contributing to the decrease was the sale of Beneficial's German operations in April 1998.

- Managed consumer receivables were up compared to the fourth quarter of 1998. Excluding the MasterCard and Visa portfolio, managed consumer receivables grew 4 percent, led by dynamic growth in our consumer finance business. Our home equity portfolio grew 7 percent from the prior quarter due to strong branch and correspondent originations. Excluding the bulk purchase discussed above, home equity receivables grew 3 percent from year-end 1998. First quarter growth of 6 percent in other unsecured receivables was driven by strong responses to direct mail and branch-originated programs. Auto finance receivables grew 16 percent from the prior quarter. This growth was attributable to continued weakened competition in the industry and an expanded sales force. Both our private label and MasterCard and Visa portfolios were down from the prior quarter due to normal, seasonal runoff in the first quarter, which was in line with our expectations. Additionally, our MasterCard and Visa portfolio experienced some attrition in the 1999 quarter due to repricing initiatives mailed late last year.

- Consumer receivables on our balance sheet were $35.0 billion at March 31, 1999, up from $33.8 billion at December 31, 1998 and $33.2 billion at March 31, 1998. The level of our owned receivables may vary from period to period depending on the timing and significance of securitization transactions.

- Our managed credit loss reserves were $2,107.6 million at March 31, 1999, $2,105.3 million at December 31, 1998 and $2,194.6 million at March 31, 1998. Credit loss reserves as a percent of managed receivables were 4.37 percent, compared with 4.47 percent at December 31, 1998 and 4.27 percent at March 31, 1998. Reserves as a percent of nonperforming managed receivables were 106.3 percent, compared with 111.7 percent at December 31, 1998 and 119.3 percent at March 31, 1998. Consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 5.22 percent, compared with 5.41 percent at December 31, 1998 and 4.79 percent at March 31, 1998. The annualized total consumer managed chargeoff ratio in the first quarter of 1999 was 4.30 percent, compared with 4.35 percent in the prior quarter and 4.04 percent in the year-ago quarter.

- Our debt to total shareholder's equity ratio was 6.3 to 1 compared with 5.9 to 1 at December 31, 1998. The increase was due to higher debt levels primarily attributable to higher average owned receivables at March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our major use of cash is the origination or purchase of receivables or purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

The following describes major changes in our funding base from December 31, 1998 to March 31, 1999:

- We paid $270 million of dividends to our parent company during the quarter.

- Commercial paper, bank and other borrowings increased 17 percent to $8.3 billion from $7.1 billion. Senior and senior subordinated debt (with original maturities over one year) increased slightly to $27.8 billion from $27.2 billion. The increase in debt levels from year end is primarily attributable to the increase in owned receivables. Senior debt issuances during the quarter included $1.3 billion of ten-year debt which lengthened the overall maturities of our funding.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $12.6 billion at March 31, 1999, compared with $12.7 billion at December 31, 1998. In the first quarter of 1999, we securitized, excluding replenishments of certificate holder interests, $.8 billion of auto finance, MasterCard and Visa and other unsecured receivables, compared with $.3 billion of other unsecured receivables a year ago.

The composition of these securitizations by type is as follows
(in billions):

----------------------------------------------------------------------
                                         March 31,           March 31,
Three months ended                            1999                1998
----------------------------------------------------------------------
Auto finance                                 $  .3               $   -
MasterCard/Visa                                 .2                   -
Other unsecured                                 .3                  .3
                                             -----               -----
Total                                        $  .8               $  .3
                                             =====               =====

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although they currently represent a smaller portion of our total funding mix, we plan to utilize securitizations as a source of funding in the future. Securitization balances at the end of the 1999 quarter, as a percent of the total managed portfolio, were 26 percent of our funding mix, compared to about 34 percent a year ago.


INCOME STATEMENT REVIEW
-----------------------

Net interest margin
-------------------
Net interest margin was $690.1 million for the first quarter of 1999, compared to $624.2 million in the prior year. Owned margin improved due to an increase in average owned home equity loans. Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.36 percent compared to 7.19 percent in the year-ago quarter. The improvement reflected lower funding costs and better pricing.

Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $988.2 million for the first quarter of 1999, compared to $1,044.7 million in the year-ago period. The decrease was primarily due to a decline in average managed MasterCard and Visa receivables, partially offset by an increase in average managed home equity loans. Net interest margin on a managed basis as a percent of average managed interest-earning assets, annualized, was 7.98 percent compared to 8.02 percent in the year-ago quarter. The decrease in the net interest margin percentage compared to the prior year quarter was attributable to a change in our product mix. Our receivables portfolio in the first quarter of 1999 was comprised of a larger portion of home equity loans as compared to the prior year. Home equity loans typically carry lower interest rates than our unsecured loan products which carry more risk.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an owned basis for the first quarter of 1999 totaled $331.7 million, compared to $336.6 million in the prior year period. The provision for credit losses on an owned basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Securitization income was $192.2 million for the three months ended March 31, 1999 and $323.3 million for the same period in 1998. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The decrease in securitization income compared to the first quarter of 1998 was primarily due to the decrease in average securitized receivables.

Fee income on an owned basis includes revenues from fee-based products such as credit cards. Fee income was $99.6 million in the first quarter of 1999, compared to $125.8 million in the comparable period of the prior year. The decrease in fee income in 1999 reflected lower interchange income and other credit card related fees as compared to the prior year quarter.

Other income was $70.7 million in the first quarter of 1999, compared to $86.5 million in 1998. The decrease in other income is due to lower commercial income and third party servicing fees, partially offset by higher RAL income.

Total other revenue for the first quarter of 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations, as previously discussed.

Expenses
--------
Operating expenses for the first quarter of 1999 were $448.0 million, down $115.2 million from $563.2 million in the comparable prior year period reflecting the cost saves from the Beneficial integration, as well as continued cost control efforts.

Salaries and fringe benefits were $221.5 million compared with $250.7 million in the first quarter of 1998. The decrease was due to efficiencies from the Beneficial merger, partially offset by higher sales-related compensation related to growing the consumer finance business.

Occupancy and equipment expense was $53.4 million in the first quarter of 1999, down from $75.7 million in the prior year. The decrease was primarily due to the elimination of duplicative branch offices and operating centers as a result of the Beneficial merger and sublease of the Beneficial office complex in Peapack, New Jersey.

Other marketing expenses were $42.1 million compared with $64.9 million in the first quarter of 1998. The decrease in expense in 1999 was primarily due to lower marketing spending on programs in our MasterCard and Visa business.

Other servicing and administrative expenses were $94.9 million in the first quarter of 1999, down from $130.7 million in the prior year. The decrease was primarily due to cost saves in systems as a result of the consolidation of Beneficial's operations, partially offset by higher telephone and real estate owned expenses.

Amortization of acquired intangibles and goodwill was $36.1 million in the first quarter of 1999, down from $41.2 million in the prior year period. The decrease reflects the write-off of intangible assets in conjunction with portfolio sales in 1998 due to the repositioning of our bank subsidiary's credit card portfolio.


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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

-------------------------------------------------------------------------------
                                   March 31,     December 31,         March 31,
                                        1999             1998              1998
-------------------------------------------------------------------------------
Owned                               $1,448.8         $1,448.9          $1,510.0
Serviced with limited recourse         658.8            656.4             684.6
                                    --------         --------          --------
Total                               $2,107.6         $2,105.3          $2,194.6
                                    ========         ========          ========
/TABLE

Managed credit loss reserves as a percent of nonperforming managed receivables were 106.3 percent, compared to 111.7 percent at December 31, 1998 and 119.3 percent at March 31, 1998.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

-------------------------------------------------------------------
                           March 31,    December 31,      March 31,
                                1999            1998           1998
-------------------------------------------------------------------
Owned                           4.07%           4.21%          4.43%
Managed                         4.37            4.47           4.27
                                ----            ----           ----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.


CREDIT QUALITY
--------------
Delinquency and chargeoff levels in the consumer portfolio were down compared to the prior quarter, but were higher than the first quarter of 1998. We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of managed consumer receivables):

------------------------------------------------------------------------------------------
                      3/31/99       12/31/98        9/30/98        6/30/98         3/31/98
------------------------------------------------------------------------------------------
Home equity              3.36%          3.55%          3.59%          3.39%           3.59%
Auto finance             1.74           2.29           2.05           1.67            1.84
MasterCard/Visa          4.69           5.19           4.67           4.35            3.32
Private label            8.00           7.38           7.32           6.27            6.22
Other unsecured          8.62           8.86           9.15           8.74            8.22
                         ----           ----           ----           ----            ----
Total                    5.22%          5.41%          5.39%          5.03%           4.79%
                         ====           ====           ====           ====            ====

Delinquency as a percent of managed consumer receivables decreased from the prior quarter but increased from the prior year quarter. The decrease from the prior quarter was primarily due to a $32 million decline in dollars of delinquency, led by improvement in our MasterCard and Visa business. This was the second consecutive quarter of delinquency improvement and dollars of delinquency have declined by over $57 million in the last six months.

The increase in the managed delinquency ratio from a year ago was due to seasoning of our MasterCard and Visa and other unsecured portfolios as well as the maturing of certain special promotional balances in our private label portfolio.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

----------------------------------------------------------------------------------------------
                             First         Fourth           Third        Second          First
                           Quarter        Quarter         Quarter       Quarter        Quarter
                              1999           1998            1998          1998           1998
----------------------------------------------------------------------------------------------
Home equity                    .48%           .65%            .68%          .40%           .58%
Auto finance                  5.45           5.63            4.89          5.18           5.95
MasterCard/Visa               9.60           7.66            6.98          5.31           5.65
Private label                 6.66           6.22            5.46          6.43           6.02
Other unsecured               7.16           7.89            8.66          8.13           6.91
                              ----           ----            ----          ----           ----
Total                         4.30%          4.35%           4.36%         4.10%          4.04%
                              ====           ====            ====          ====           ====

Net chargeoffs as a percent of average managed consumer receivables for the first quarter of 1999 decreased from the prior quarter but increased from the prior year quarter. The first quarter chargeoff ratio was lower than fourth quarter 1998, as total dollars of chargeoffs dropped in the quarter, led by improvement in our home equity and other unsecured portfolios. Chargeoff ratios in our MasterCard and Visa portfolio continued to increase, due, in part, to lower receivables. Bankruptcy chargeoffs in our MasterCard and Visa business were down compared to the fourth quarter level. Chargeoffs in the private label portfolio increased due to higher levels of personal bankruptcies as well as the maturing of certain special promotional balances.

The higher chargeoff ratio compared to a year ago was primarily due to increased chargeoffs in our MasterCard and Visa portfolio, coupled with lower receivables in this portfolio compared to the prior year.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-------------------------------------------------------------------------------------------------------
In millions.                          3/31/99      12/31/98        9/30/98        6/30/98       3/31/98
-------------------------------------------------------------------------------------------------------
Nonaccrual owned receivables         $  935.9      $  822.7       $  900.1       $  759.2      $  708.6
Accruing owned consumer
  receivables 90 or more days
  delinquent                            553.0         602.6          527.0          502.1         451.1
Renegotiated commercial
  loans                                  12.3          12.3           12.3           12.3          12.3
                                     --------      --------       --------       --------      --------
Total nonperforming owned
  receivables                         1,501.2       1,437.6        1,439.4        1,273.6       1,172.0
Real estate owned                       229.9         235.1          212.9          202.3         188.1
                                     --------      --------       --------       --------      --------
Total nonperforming owned
  assets                             $1,731.1      $1,672.7       $1,652.3       $1,475.9      $1,360.1
                                     ========      ========       ========       ========      ========
Owned credit loss reserves as
  a percent of nonperforming
  owned receivables                      96.5%        100.8%         108.3%         119.7%        128.8%
                                     --------      --------       --------       --------      --------

Nonaccrual managed
  receivables                        $1,307.1      $1,165.5       $1,261.9       $1,186.8      $1,165.2
Accruing managed consumer
  receivables 90 or more days
  delinquent                            663.9         707.7          683.8          675.5         662.4
Renegotiated commercial
  loans                                  12.3          12.3           12.3           12.3          12.3
                                     --------      --------       --------       --------      --------
Total nonperforming managed
  receivables                         1,983.3       1,885.5        1,958.0        1,874.6       1,839.9
Real estate owned                       229.9         235.1          212.9          202.3         188.1
                                     --------      --------       --------       --------      --------
Total nonperforming managed
  assets                             $2,213.2      $2,120.6       $2,170.9       $2,076.9      $2,028.0
                                     ========      ========       ========       ========      ========
Managed credit loss reserves as
  a percent of nonperforming
  managed receivables                   106.3%        111.7%         116.7%         117.8%        119.3%
                                     --------      --------       --------       --------      --------

YEAR 2000
---------
We continue to remain on target to be substantially complete with remediation, replacement and testing of all systems for Year 2000 compliance by the end of the second quarter of 1999. Consistent with previous disclosures, the costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. Household International currently estimates that the aggregate cost of the Year 2000 effort remains at $20 million after-tax, of which approximately $17 million has been incurred as of March 31, 1999.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges.

       27      Financial Data Schedule.

       27.1    Restated Financial Data Schedule.

       99.1    Debt Securities Ratings.

  (b)  Reports on Form 8-K

       During the first quarter of 1999, the Registrant filed a Current Report on Form 8-K dated January 29, 1999 with respect to the financial results of Household Finance Corporation for the year ended December 31, 1998, and a Current Report on Form 8-K dated February 5, 1999 in connection with the offering of 5 7/8% Notes due February 1, 2009.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOUSEHOLD FINANCE CORPORATION
                              -----------------------------
                              (Registrant)



Date:  May 13, 1999           By: /s/ David A. Schoenholz
       ------------           -----------------------------
                              David A. Schoenholz
                              Executive Vice President and
                              Chief Financial Officer,
                              Director and on behalf of
                              Household Finance Corporation

                           Exhibit Index
                          --------------

       12 Statement of Computation of Ratio of Earnings to Fixed Charges.

       27      Financial Data Schedule.

       27.1    Restated Financial Data Schedule.

       99.1    Debt Securities Ratings.