Form 10-Q
period 1999-06-30
HOUSEHOLD FINANCE CORP
filed 1999-08-16
CIK 48681

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------     --------------

Commission file number 1-75
                       -----


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
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1999, there were 1,000 shares of registrant's common stock outstanding.

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

             Condensed Consolidated Statements of Operations
             (Unaudited) - Three Months and Six Months
             Ended June 30, 1999 and 1998..................................... 2

             Condensed Consolidated Balance Sheets -
             June 30, 1999 (Unaudited) and December 31, 1998.................. 3

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended
             June 30, 1999 and 1998........................................... 4

             Financial Highlights............................................. 5

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited)........................................... 6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................11



PART II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................20

   Signature ................................................................ 21

PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------

All amounts are stated in millions.

-------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended              Six months ended
                                                                             June 30,                      June 30,
                                                                  1999           1998          1999            1998
-------------------------------------------------------------------------------------------------------------------
Finance income                                              $  1,264.9    $   1,165.9    $  2,445.1     $   2,281.6
Other interest income                                             17.4            6.6          34.0            15.3
Interest expense                                                 523.9          508.5       1,030.6         1,008.7
                                                                -------       --------       -------        --------
Net interest margin                                              758.4          664.0       1,448.5         1,288.2
Provision for credit losses on owned
   receivables                                                   326.2          318.5         657.9           655.1
                                                                -------       --------       -------        --------
Net interest margin after provision for
   credit losses                                                 432.2          345.5         790.6           633.1
                                                                -------       --------       -------        --------
Securitization income                                            155.7          268.4         347.9           591.7
Insurance revenues                                                88.3           90.6         180.3           182.0
Investment income                                                 38.4           35.6          75.9            72.8
Fee income                                                        94.3          120.0         193.9           245.8
Other income                                                      26.6           49.5          97.3           136.0
Gain on the sale of Beneficial Canada                              -              -             -             189.4
                                                                -------       --------       -------        --------
Total other revenues                                             403.3          564.1         895.3         1,417.7
                                                                -------       --------       -------        --------
Salaries and fringe benefits                                     238.7          243.7         460.2           494.4
Occupancy and equipment expense                                   54.6           76.0         108.0           151.7
Other marketing expenses                                          33.7           49.3          75.8           114.2
Other servicing and administrative expenses                       72.5          107.2         167.4           237.9
Amortization of acquired intangibles
   and goodwill                                                   35.9           44.7          72.0            85.9
Policyholders' benefits                                           58.7           48.3         117.5           105.8
Merger and integration related costs                               -          1,000.0           -           1,000.0
                                                                -------       --------       -------        --------
Total costs and expenses                                         494.1        1,569.2       1,000.9         2,189.9
                                                                -------       --------       -------        --------
Income (loss) before income taxes                                341.4         (659.6)        685.0          (139.1)
Income taxes (benefit)                                           117.2         (131.4)        239.0            64.6
                                                                -------       --------       -------        --------
Net income (loss)*                                          $    224.2    $    (528.2)   $    446.0     $    (203.7)
                                                                =======       ========       =======        ========

* Operating net income, which excludes merger and integration related costs and the gain on the sale of Beneficial Canada was $222.8 million for the three months ended June 30, 1998 and $428.8 million for the six months ended June 30, 1998.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------

In millions, except share data.

--------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,        December 31,
                                                                                           1999                1998
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                               (Unaudited)
-------
Cash                                                                              $       200.5       $       428.4
Investment securities                                                                   3,563.6             2,944.4
Receivables, net                                                                       36,987.1            34,283.2
Advances to parent company and affiliates                                                 662.8               494.0
Acquired intangibles and goodwill, net                                                  1,591.5             1,682.7
Properties and equipment, net                                                             386.0               376.9
Real estate owned                                                                         238.6               235.1
Other assets                                                                            2,107.8             1,918.3
                                                                                       ---------           ---------
Total assets                                                                      $    45,737.9       $    42,363.0
                                                                                       =========           =========
LIABILITIES AND SHAREHOLDER'S EQUITY
---------------------------------------------
Debt:
     Commercial paper, bank and other borrowings                                  $     8,357.4       $     7,143.1
     Senior and senior subordinated debt (with
         original maturities over one year)                                            29,644.0            27,186.1
                                                                                       ---------           ---------
Total debt                                                                             38,001.4            34,329.2
Insurance policy and claim reserves                                                     1,087.0             1,076.2
Other liabilities                                                                         947.1             1,147.2
                                                                                       ---------           ---------
Total liabilities                                                                      40,035.5            36,552.6
                                                                                       ---------           ---------
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares
         authorized, issued and outstanding at
         June 30, 1999 and December 31, 1998,
         and additional paid-in capital                                                 2,966.2             2,960.3
     Retained earnings                                                                  2,787.5             2,836.4
     Accumulated other comprehensive income, net of tax                                   (51.3)               13.7
                                                                                       ---------           ---------
Total common shareholder's equity                                                       5,702.4             5,810.4
                                                                                       ---------           ---------
Total liabilities and shareholder's equity                                        $    45,737.9       $    42,363.0
                                                                                       =========           =========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------

In millions.
--------------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                                       1999             1998
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                                                                      $      446.0      $    (203.7)
Adjustments to reconcile net income (loss) to cash
     provided by operations:
     Provision for credit losses on owned receivables                                         657.9            655.1
     Non-cash merger and integration related costs                                              -              291.0
     Insurance policy and claim reserves                                                       68.5            (53.8)
     Depreciation and amortization                                                            140.8            147.4
     Net realized gains from sales of assets                                                    -             (190.4)
     Other, net                                                                               (84.9)           110.6
                                                                                            ---------       ---------
Cash provided by operations                                                                 1,228.3            756.2
                                                                                            ---------       ---------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                                                               (712.0)          (689.3)
     Matured                                                                                  226.9            209.1
     Sold                                                                                     465.7            443.0
Short-term investment securities, net change                                                 (639.1)          (381.6)
Receivables:
     Originations, net                                                                     (4,756.9)        (7,489.0)
     Purchases and related premiums                                                        (1,769.3)        (2,272.5)
     Sold                                                                                   2,799.5          7,154.5
Properties and equipment purchased                                                            (51.0)           (44.5)
Properties and equipment sold                                                                  14.9             20.8
Advances to parent company and affiliates, net                                               (168.8)          (573.8)
                                                                                            ---------       ---------
Cash decrease from investments in operations                                               (4,590.1)        (3,623.3)
                                                                                            ---------       ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and deposits, net change                                                    1,214.3            480.1
Senior and senior subordinated debt issued                                                  5,659.2          5,601.7
Senior and senior subordinated debt retired                                                (3,205.8)        (2,576.3)
Prepayment of debt                                                                              -             (607.4)
Policyholders' benefits paid                                                                  (60.8)           (51.4)
Cash received from policyholders                                                               22.0             22.0
Dividends paid to parent company                                                             (495.0)          (150.0)
Dividends paid - pooled affiliate                                                               -              (75.4)
Capital contributions from parent company                                                       -              200.0
                                                                                            ---------       ---------
Cash increase from financing and
     capital transactions                                                                   3,133.9          2,843.3
                                                                                            ---------       ---------
Decrease in cash                                                                             (227.9)           (23.8)
Cash at January 1                                                                             428.4            545.3
                                                                                            ---------       ---------
Cash at June 30                                                                        $      200.5      $     521.5
                                                                                            =========       =========
Supplemental cash flow information:
Interest paid                                                                          $    1,029.7      $     897.4
                                                                                            ---------       ---------
Income taxes paid                                                                             168.9            148.7
                                                                                            ---------       ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.
-------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended           Six Months Ended
                                                                                June 30,                    June 30,
                                                                     1999           1998          1999         1998
-------------------------------------------------------------------------------------------------------------------
Operating net income (1)                                        $   224.2     $    222.8    $    446.0    $   428.8
Merger and integration related costs                                  -           (751.0)           -        (751.0)
Beneficial Canada gain                                                -              -              -         118.5
                                                                  -------        -------       -------      -------
Net income (loss)                                                   224.2         (528.2)        446.0       (203.7)
                                                                  =======        =======       =======      =======

Net interest margin                                                 758.4          664.0       1,448.5      1,288.2
                                                                  -------        -------       -------      -------
Other revenues (2)                                                  344.6          515.8         777.8      1,311.9
                                                                  -------        -------       -------      -------
Return on average common shareholder's
    equity (3)                                                       15.6%          14.1%         15.4%        14.0%
                                                                  -------        -------       -------      -------
Return on average common shareholder's equity                        15.6          (33.4)         15.4         (6.6)
                                                                  -------        -------       -------      -------
Return on average owned assets (3)                                   1.99           2.10          2.00         2.05
                                                                  -------        -------       -------      -------
Return on average owned assets                                       1.99          (5.03)         2.00         (.98)
                                                                  -------        -------       -------      -------

All dollar amounts are stated in millions.
-------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,    December 31,
                                                                                               1999            1998
-------------------------------------------------------------------------------------------------------------------
Total assets:
    Owned                                                                                 $45,737.9       $42,363.0
    Managed                                                                                57,391.5        55,062.2
                                                                                           --------        --------
Receivables:
    Owned                                                                                 $37,254.2       $34,446.0
    Serviced with limited recourse                                                         11,653.6        12,699.2
                                                                                           --------        --------
    Managed                                                                               $48,907.8       $47,145.2
                                                                                           ========        ========
Debt to total shareholder's equity                                                            6.7:1           5.9:1
                                                                                          ---------        --------

(1) Excludes merger and integration related costs and the gain on the sale of Beneficial Canada.

(2)    Policyholders' benefits have been netted against other revenues.

(3) Annualized. Excludes merger and integration related costs and the gain on the sale of Beneficial Canada.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 should not be considered indicative of the results for any future quarters or the year ending December 31, 1999. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1998.


2.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following:

--------------------------------------------------------------------------------------------------------------
In millions.                                                         June 30, 1999           December 31, 1998
--------------------------------------------------------------------------------------------------------------
                                                          Amortized           Fair     Amortized          Fair
                                                               Cost          Value          Cost         Value
                                                           --------       --------      --------      --------
AVAILABLE-FOR-SALE INVESTMENTS
Marketable equity securities                               $   26.9       $   29.3      $   68.2      $   70.8
Corporate debt securities                                   1,817.9        1,753.3       1,691.9       1,717.8
U.S. government and federal
     agency debt securities                                   397.0          390.6         290.0         295.2
Other                                                       1,357.0        1,356.9         829.6         829.6
                                                           --------       --------      --------      --------
Subtotal                                                    3,598.8        3,530.1       2,879.7       2,913.4
Accrued investment income                                      33.5           33.5          31.0          31.0
                                                           --------       --------      --------      --------
Total investment securities                                $3,632.3       $3,563.6      $2,910.7      $2,944.4
                                                           ========       ========      ========      ========

3.   RECEIVABLES
---------------

Receivables consisted of the following:
-------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,         December 31,
In millions.                                                                              1999                 1998
-------------------------------------------------------------------------------------------------------------------
Home equity                                                                     $      19,773.7        $   17,158.7
Auto finance                                                                            1,103.0               805.0
MasterCard/Visa                                                                         2,948.7             3,805.5
Private label                                                                           6,303.1             7,041.4
Other unsecured                                                                         6,494.0             4,953.3
Commercial                                                                                631.7               682.1
                                                                                       ---------           ---------
Total owned receivables                                                                37,254.2            34,446.0

Accrued finance charges                                                                   588.9               470.8
Credit loss reserve for owned receivables                                              (1,458.5)           (1,448.9)
Unearned credit insurance premiums and
     claims reserves                                                                     (429.5)             (410.6)
Amounts due and deferred from
     receivables sales                                                                  1,663.5             1,882.3
Reserve for receivables serviced with
     limited recourse                                                                    (631.5)             (656.4)
                                                                                      ---------           ---------
Total owned receivables, net                                                           36,987.1            34,283.2
Receivables serviced with limited recourse                                             11,653.6            12,699.2
                                                                                      ---------           ---------
Total managed receivables, net                                                  $      48,640.7       $    46,982.4
                                                                                      =========           =========
The outstanding balance of receivables serviced with limited recourse consisted of the following:
-------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,         December 31,
In millions.                                                                              1999                 1998
-------------------------------------------------------------------------------------------------------------------
Home equity                                                                     $     2,853.9         $     3,637.4
Auto finance                                                                          1,248.4                 960.3
MasterCard/Visa                                                                       3,374.4               3,397.5
Private label                                                                           700.9                 811.5
Other unsecured                                                                       3,476.0               3,892.5
                                                                                    ---------             ---------
Total                                                                           $    11,653.6         $    12,699.2
                                                                                    =========             =========
The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:
-------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,          December 31,
In millions.                                                                             1999                  1998
-------------------------------------------------------------------------------------------------------------------
Home equity                                                                     $    22,627.6         $    20,796.1
Auto finance                                                                          2,351.4               1,765.3
MasterCard/Visa                                                                       6,323.1               7,203.0
Private label                                                                         7,004.0               7,852.9
Other unsecured                                                                       9,970.0               8,845.8
Commercial                                                                              631.7                 682.1
                                                                                    ---------             ---------
Total                                                                           $    48,907.8         $    47,145.2
                                                                                    =========             =========

The amounts due and deferred from receivables sales were $1,663.5 million at June 30, 1999 and $1,882.3 million at December 31, 1998. The amounts due and deferred included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $1,710.8 million at June 30, 1999 and $1,802.5 million at December 31, 1998. It also included net customer payments (owed by us) not received from the securitization trustee of $(62.4) million at June 30, 1999 and $62.3 million at December 31, 1998. We have agreements with a "AAA"-rated third party who will insure us for up to $21.2 million in losses relating to certain securitization transactions. We maintain credit loss reserves under the recourse requirements for receivables serviced with limited recourse which are based on estimated probable losses under those requirements. The reserves totaled $631.5 million at June 30, 1999 and $656.4 million at December 31, 1998 and represents our best estimate of probable losses on receivables serviced with limited recourse.


4.   CREDIT LOSS RESERVES
-------------------------
An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
In millions.                                               1999             1998              1999              1998
--------------------------------------------------------------------------------------------------------------------
Credit loss reserves for owned
    receivables at beginning
    of period                                      $    1,448.8     $    1,510.0      $    1,448.9       $   1,417.5
Provision for credit losses                               326.2            318.5             657.9             655.1
Chargeoffs                                               (371.2)          (354.0)           (761.0)           (693.1)
Recoveries                                                 40.7             29.1              76.2              59.6
Portfolio acquisitions, net                                14.0             21.3              36.5              85.8
                                                      ---------        ---------         ---------         ---------
TOTAL CREDIT LOSS RESERVES FOR
    OWNED RECEIVABLES AT JUNE 30                        1,458.5          1,524.9           1,458.5           1,524.9
                                                      ---------        ---------         ---------         ---------

Credit loss reserves for
    receivables serviced with
    limited recourse at beginning
    of period                                             658.8            684.6             656.4             707.8
Provision for credit losses                               125.0            177.2             270.9             356.8
Chargeoffs                                               (159.7)          (204.6)           (320.0)           (420.8)
Recoveries                                                  7.3             17.3              14.2              30.8
Other, net                                                   .1              9.0              10.0               8.9
                                                      ---------        ---------         ---------         ---------
TOTAL CREDIT LOSS RESERVES FOR
    RECEIVABLES SERVICED WITH
    LIMITED RECOURSE AT JUNE 30                           631.5            683.5             631.5             683.5
                                                      ---------        ---------         ---------         ---------
TOTAL CREDIT LOSS RESERVES FOR
    MANAGED RECEIVABLES AT JUNE 30                 $    2,090.0     $    2,208.4      $    2,090.0      $    2,208.4
                                                      =========        =========         =========         =========

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans.

5.   MERGER AND INTEGRATION RESERVE
-----------------------------------
As of June 30, 1999, we have completed the execution of our merger and integration plan relating to the Beneficial acquisition. The costs incurred to execute the plan were consistent with our original estimate of $1.0 billion recorded in the second quarter of 1998.


6.   INCOME TAXES
-----------------
The effective tax rate was 34.9 percent for the six months ended June 30, 1999 and 36.4 percent for the first six months of 1998 excluding merger and integration related costs. The inclusion of this item resulted in a $249 million net tax benefit for the first six months of 1998. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.


7.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
----------------------------------------------------
We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $662.8 million at June 30, 1999 compared to $494.0 million at December 31, 1998. There were no advances from parent company and affiliates at June 30, 1999 and December 31, 1998. Net interest income on affiliated balances was $11.3 million for the second quarter of 1999 and $7.3 million for the prior year quarter. In the first six months of 1999 net interest income on affiliated balances was $23.2 million compared to $9.2 million for the same period last year.


8.     COMPREHENSIVE INCOME (LOSS)
----------------------------------
In accordance with the interim reporting guidelines of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," comprehensive income (loss) was $182.2 million for the quarter ended June 30, 1999, $(515.4) million for the quarter ended June 30, 1998, $381.0 million for the six months ended June 30, 1999 and $(165.6) million for the six months ended June 30, 1998. Excluding the impact of the merger and integration related costs as well as the gain on the sale of Beneficial Canada, comprehensive income was $235.6 million for the quarter ended June 30, 1998 and $466.9 million for the six months ended June 30, 1998.

The components of accumulated other comprehensive income, net of tax, are as follows:

--------------------------------------------------------------------------------
                                                          June 30,  December 31,
In millions.                                                1999        1998
--------------------------------------------------------------------------------
Foreign currency translation adjustments                  $  (7.4)    $  (8.3)

Unrealized gain (loss) on investments, net                  (43.9)       22.0
                                                          -------     -------
    Accumulated other comprehensive income, net of tax    $ (51.3)    $  13.7
                                                          =======     =======

9.    SEGMENT REPORTING
-----------------------
We have one reportable segment, Consumer, which includes our branch-based consumer finance, private label, auto finance and domestic MasterCard and Visa businesses. This differs from the basis of segmentation presented in our Annual Report on Form 10-K for the year ended December 31, 1998 where we presented the domestic MasterCard and Visa business as a separate reportable segment. The domestic MasterCard and Visa business is included in Consumer because discrete financial information about HFC's domestic MasterCard and Visa business is not regularly reviewed by the chief operating decision maker in allocating resources and assessing performance. There has been no change in the measurement of segment profit as compared with our Form 10-K.

Information about our reportable segment for the second quarter and first six months of 1999 compared to the corresponding prior year periods was as follows:

------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended               Six Months Ended
Owned Basis                                                                June 30,                       June 30,
In millions.                                                   1999            1998            1999           1998
------------------------------------------------------------------------------------------------------------------
Net interest margin and other
   revenues (1)                                      $    1,095.8     $    1,078.4    $    2,158.3     $   2,134.2
Intersegment revenues                                        31.0             25.0            65.1            50.0
Segment net income                                          198.5            212.2           376.0           401.1
Total segment assets                                     39,389.6         34,555.4        39,389.6        34,555.4
Total segment assets - managed                           51,075.2         49,790.9        51,075.2        49,790.9
                                                         ---------       ---------        --------        --------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.


A reconciliation of the total reportable segment's net income to consolidated net income for the second quarter and first six months of 1999 and 1998 is as follows:

------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended            Six Months Ended
Owned Basis                                                                   June 30,                    June 30,
In millions.                                                      1999           1998          1999           1998
------------------------------------------------------------------------------------------------------------------
Reportable segment net income                               $   198.5     $    212.2     $   376.0      $    401.1
Other operations not
   individually reportable *                                     54.1         (710.8)        127.1          (547.4)
Adjustments/eliminations                                        (28.4)         (29.6)        (57.1)          (57.4)
                                                               ------         ------        ------          ------
Total consolidated net income (loss)                        $   224.2     $   (528.2)    $   446.0      $   (203.7)
                                                               ======         ======        ======          ======

* Includes merger and integration related costs of $751.0 million after-tax incurred in the second quarter of 1998 related to the Beneficial merger and the gain on the sale of Beneficial Canada of $118.5 million after-tax recorded in the first quarter of 1998.


10.    ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB deferred the effective date for FAS No. 133 to fiscal years beginning after June 15, 2000. A company may also implement FAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. FAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998. We expect to adopt FAS No. 133 on January 1, 2001 and have not yet quantified its impact on our financial statements.

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

OPERATIONS SUMMARY
------------------
Our net income for the second quarter of 1999 was $224.2 million, compared to operating net income of $222.8 million a year ago. Net income for the first six months of 1999 was $446.0 million, compared to operating net income of $428.8 million in the year ago period. The results reflect strong growth in our branch-based consumer finance business and significant declines in operating expenses partially offset by lower revenues in our non-affinity MasterCard* and Visa* portfolio from prior restructuring iniatives. In addition, the first quarter included higher income from our tax refund anticipation loan ("RAL") business. Including merger and integration related costs and, for the first six months of 1998, the gain on the sale of Beneficial Canada, we recognized a net loss of $(528.2) million for the second quarter and $(203.7) million for the first six months of 1998.

Our annualized return on average common shareholders' equity was 15.6 percent for the second quarter of 1999 and 15.4 percent for the first six months of 1999. Excluding merger and integration related costs and the gain on the sale of Beneficial Canada, our annualized return on average common shareholders' equity was 14.1 percent for the second quarter of 1998 and 14.0 percent for the first six months of 1998. Our annualized return on average owned assets was 1.99 percent in the second quarter of 1999 and 2.00 percent for the first six months of 1999. Excluding merger and integration related costs and the gain on the sale of Beneficial Canada, our annualized return on average owned assets was 2.10 percent in the second quarter of 1998 and 2.05 percent for the first six months of 1998. The decreases in return on owned assets reflect higher levels of average owned assets in the current year periods compared to the same periods in 1998. Our annualized return on average managed assets was 1.58 percent in the second quarter of 1999 and 1.57 percent for the first six months of 1999. Excluding merger and integration related costs and the gain on the sale of Beneficial Canada, our annualized return on average managed assets was 1.54 percent in the second quarter of 1998 and 1.46 percent for the first six months of 1998.




* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

- The following summarizes our operating results for our reportable operating segment for the second quarter and first six months of 1999 compared to the corresponding prior year periods:

     Our Consumer segment reported lower results from the prior year periods. Return on average owned assets was 2.04 and 1.95 percent in the second quarter and first six months of 1999 compared to 2.45 and 2.40 percent in the year-ago periods. Return on average managed assets was 1.57 and 1.49 percent in the second quarter and first six months of 1999 compared to 1.68 and 1.60 percent in the year-ago periods. Improved operating results in our branch-based consumer finance business driven by solid managed receivable growth was offset by lower net interest margin and other revenues related to our non-affinity MasterCard and Visa portfolio from prior restructuring initiatives. Average managed credit card receivables declined from both the prior year quarter and prior year period due to our sale of $1.9 billion of GM card receivables to an affiliate in the second quarter of 1998 and the restructuring of our MasterCard and Visa portfolio which began in the second half of 1998. Managed receivables were $48.7 billion at June 30, 1999, $48.0 billion at March 31, 1999 and $49.4 billion at June 30, 1998. The decline from the prior year quarter reflects attrition associated with the restructuring of our MasterCard and Visa portfolio as mentioned above, which included the sale of $1.9 billion of non-core receivables to third parties and the impact of repricing initiatives which began late last year. The increase in receivables during the quarter was driven by solid growth in home equity, other unsecured and auto finance receivables partially offset by a decrease in our MasterCard and Visa portfolio. The home equity and unsecured loan growth reflects the efforts of a branch sales force that is trained, motivated and compensated to sell loans as well as the impact of system enhancement and new loan product rollouts to the Beneficial branches. The decline in MasterCard and Visa for the quarter reflects the sale of $150 million of receivables in our bank subsidiary's portfolio and continued attrition as a result of repricing initiatives in that portfolio, partially offset by growth in our AFL-CIO's Union Privilege ("UP") affinity portfolio.

- Revenue from our RAL business was up substantially from the prior year. The number of electronic filings of tax returns increased 20 percent over last year and refund processing with the Internal Revenue Service went smoothly in 1999.

- On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Upon completion of the merger, substantially all of the net assets of Beneficial were contributed to us. In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the second quarter of 1998.

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

BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) declined slightly from the year ago level to $48.3 billion. This decline reflects attrition associated with the restructuring of our MasterCard and Visa portfolio in 1998, which included the sale of $1.9 billion of non-core receivables to third parties, the sale of $1.9 billion of GM Card receivables to an affiliate and the impact of repricing initiatives which began late last year.

     Managed consumer receivables, other than MasterCard and Visa, grew about 10 percent from a year ago. The strongest growth came in our consumer finance, which includes our home equity and unsecured products, and auto finance businesses. We are very pleased with receivable growth in our consumer finance business. Our focused sales force, and our integrated systems and loan products led to higher growth. In addition, the decline in the number of monoline lenders has also had a positive impact on pricing, originations and retention which has helped our branch growth and correspondent business. Auto finance receivables almost doubled from a year ago reflecting solid loan growth that was accomplished without dropping prices while maintaining consistent credit quality. We have also introduced more effective risk-based pricing, to allow us to target a wide spectrum of credit quality. This business continued to benefit from less competition and an expanded sales force. Private label receivables were down from the prior year as this business experienced attrition as a result of less promotional activity in 1998.

- Managed consumer receivables in the second quarter grew 6 percent, annualized, again with the strongest growth in home equity, unsecured and auto finance receivables. Excluding the MasterCard and Visa portfolio, managed consumer receivables grew 10 percent, annualized, in the quarter. In our consumer finance business, receivables grew at an annualized rate of 12 percent in the quarter. Our home equity portfolio grew 6 percent, annualized, from the prior quarter due to strong branch and correspondent originations. Second quarter growth of 24 percent, annualized, in other unsecured receivables was driven by strong responses to direct mail and branch-originated programs. Auto finance receivables grew from the prior quarter due to continued weakened competition in the industry and an expanded sales force. Our MasterCard and Visa portfolio declined around $350 million in the quarter, including the sale of about $150 million from our bank subsidiary's credit card portfolio. We also experienced further attrition in the bank subsidiary's credit card portfolio as a result of repricing initiatives which began late last year. Our UP credit card affinity portfolio increased 5 percent, annualized, in the quarter. Our private label portfolio was down slightly in the quarter. We expect growth in this business in the second half of the year consistent with seasonal factors.

- Consumer receivables on our balance sheet were $36.6 billion at June 30, 1999, up from $35.0 billion at March 31, 1999 and $33.6 billion at June 30, 1998. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

- Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.28 percent, compared with 5.34 percent at March 31, 1999 and 4.99 percent at June 30, 1998. The annualized total consumer owned chargeoff ratio in the second quarter of 1999 was 3.68 percent, compared with 4.07 percent in the prior quarter and 3.82 percent in the year-ago quarter. Managed consumer two-months-and-over contractual delinquency ("delinquency") as a percent of managed consumer receivables was 5.14 percent, compared with 5.22 percent at March 31, 1999 and 5.03 percent at June 30, 1998. The annualized total consumer managed chargeoff ratio in the second quarter of 1999 was 4.05 percent, compared with 4.30 percent in the prior quarter and 4.10 percent in the year-ago quarter.

- Our debt to total shareholder's equity ratio was 6.7 to 1 compared with 5.9 to 1 at December 31, 1998. The increase was due to higher debt levels primarily attributable to higher average owned receivables at June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our major use of cash is the origination or purchase of receivables or purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

The following describes major changes in our funding base from December 31, 1998 to June 30, 1999:

- We paid $225 million of dividends to our parent company during the second quarter of 1999. A total of $495 million of dividends were paid to our parent company during the first six months of 1999.

- Commercial paper, bank and other borrowings increased 17 percent to $8.4 billion from $7.1 billion. Senior and senior subordinated debt (with original maturities over one year) increased 9 percent to $29.6 billion from $27.2 billion. The increase in debt levels from year end is consistent with the increase in owned receivables. During the first six months of 1999 we issued approximately $3.1 billion of five year-and-over debt to lengthen maturities on our funding in order to reduce reliance on commercial paper and securitizations as well as to preserve liquidity.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $11.7 billion at June 30, 1999, compared with $12.7 billion at December 31, 1998. In the second quarter of 1999, we securitized, excluding replenishments of certificateholder interests, $.3 billion of auto finance receivables. During the six months ended June 30, 1999, we securitized, excluding replenishments of certificateholder interests, $1.1 billion of auto finance, MasterCard and Visa and other unsecured receivables.

The composition of these securitizations by type is as follows (in billions):
--------------------------------------------------------------------------------
                              Three Months Ended             Six Months Ended
                                   June 30,                     June 30,
                                     1999                         1999
--------------------------------------------------------------------------------
Auto finance                         $ .3                        $ .6
MasterCard/Visa                        -                           .2
Other unsecured                        -                           .3
                                     ----                        ----
Total                                $ .3                        $1.1
                                     ====                        ====

The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although they currently represent a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At June 30, 1999, securitizations represented 24 percent of the funding associated with our managed portfolio compared to 31 percent a year ago.

INCOME STATEMENT REVIEW
-----------------------

Net interest margin
-------------------
Net interest margin was $758.4 million for the second quarter of 1999, up from $664.0 million for the prior year quarter. Net interest margin for the first six months of 1999 was $1,448.5 million, up from $1,288.2 million in the prior year period. Owned margin improved due to receivable growth. Net interest margin as a percent of average owned interest-earning assets, annualized was 7.85 percent compared to 7.53 percent in the year-ago quarter. The improvement reflected lower funding costs and better pricing.

Due to the securitization of assets over the past several years, the comparability of net interest margin between years may be affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $1,053.5 million for the second quarter of 1999 compared to $1,017.1 million in the year-ago quarter. Managed basis net interest margin for the first six months of 1999 was $2,041.7 million compared to $2,061.9 million in the year-ago period. The decrease for the six month period was primarily due to a decline in average managed MasterCard and Visa receivables, partially offset by an increase in average managed home equity loans. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.43 percent, up from 7.98 percent in the previous quarter, and up from 8.04 percent in the year-ago quarter. The improvement reflected lower funding costs and, on a larger scale, better pricing. The most significant improvements in pricing were in our consumer finance and MasterCard and Visa businesses.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an owned basis for the second quarter of 1999 totaled $326.2 million, compared to $318.5 million in the prior year quarter. The provision for the first six months of 1999 was $657.9 million, compared to $655.1 million in the year-ago period. The provision for credit losses on an owned basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Securitization income was $155.7 and $347.9 million for the second quarter and the first six months of 1999, compared to $268.4 and $591.7 million for the same periods in 1998. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The decreases in securitization income compared to the second quarter and first six months of 1998 was primarily due to the decrease in average securitized receivables.

Fee income includes revenues from fee-based products such as credit cards. Fee income was $94.3 and $193.9 million in the second quarter and first six months of 1999, down from $120.0 and $245.8 million in the year-ago periods. The decrease in fee income reflected higher account program fees paid to our UP credit card affinity partners and lower credit card and interchange fees due to the sale of $1.9 billion of GM Card receivables to an affiliate in the second quarter of 1998.

Other income was $26.6 and $97.3 million in the second quarter and first six months of 1999, compared to $49.5 and $136.0 million in the prior year periods. The decreases in other income were primarily due to lower commercial and miscellaneous income, partially offset by higher RAL income.

Total other revenues for the first six months of 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations, as previously discussed.

Expenses
--------
Operating expenses for the second quarter and first six months of 1999 were $435.4 and $883.4 million, down from $520.9 and $1,084.1 million, in the comparable prior year periods, excluding merger and integration related costs of $1.0 billion. The decreases reflect cost saves from the Beneficial integration, as well as continued cost control efforts.

Salaries and fringe benefits for the second quarter and first six months of 1999 were $238.7 and $460.2 million compared to $243.7 and $494.4 million in the second quarter and first six months of 1998. Efficiencies from the Beneficial merger were partially offset by higher sales-related compensation directly related to growth in the consumer finance business.

Occupancy and equipment expense for the second quarter and first six months of 1999 was $54.6 and $108.0 million, as compared to $76.0 and $151.7 million in the comparable prior year periods. The decreases were primarily due to the elimination of duplicative branch offices and operating centers as a result of the Beneficial merger and sublease of the Beneficial office complex in Peapack, New Jersey.

Other marketing expenses for the second quarter and first six months of 1999 were $33.7 and $75.8 million, as compared to $49.3 and $114.2 million in the comparable prior year periods. The decreases reflect lower marketing spending on programs in our MasterCard and Visa business which was primarily due to the sale of $1.9 billion of GM Card receivables to an affiliate in the second quarter of 1998.

Other servicing and administrative expenses for the second quarter and first six months were $72.5 and $167.4 million down from $107.2 and $237.9 million in the comparable prior year periods. The decreases were primarily due to cost saves in systems as a result of the consolidation of Beneficial's operations, partially offset by higher real estate owned expenses.

Amortization of acquired intangibles and goodwill was $35.9 and $72.0 million compared to $44.7 and $85.9 million in the second quarter and first six months of 1998. The decreases reflect the writeoff of intangible assets in conjunction with portfolio sales in 1998 due to the repositioning of our bank subsidiary's credit card portfolio.


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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):

-------------------------------------------------------------------------------------------------------------------
                                                     June 30,      March 31,         December 31,          June 30,
                                                         1999           1999                 1998              1998
-------------------------------------------------------------------------------------------------------------------
Owned                                                $1,458.5       $1,448.8             $1,448.9          $1,524.9
Serviced with limited recourse                          631.5          658.8                656.4             683.5
                                                     --------       --------             --------          --------
Total                                                $2,090.0       $2,107.6             $2,105.3          $2,208.4
                                                     ========       ========             ========          ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 105.1 percent, compared to 106.3 percent at March 31, 1999 and 117.8 percent at June 30, 1998.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                 June 30,          March 31,         December 31,         June 30,
                                                     1999               1999                 1998             1998
-------------------------------------------------------------------------------------------------------------------
Owned                                                3.91%              4.07%                4.21%            4.45%
Managed                                              4.27               4.37                 4.47             4.47
                                                    -----               -----                -----            -----

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans. Home equity receivables represent 46 percent of our total managed receivables, as compared to 40 percent a year ago. MasterCard/Visa products were 13 percent at quarter end, down from 21 percent a year ago. This change in portfolio mix is important, as the loss severity for home equity loans is significantly less than for credit cards. See Note 4, "Credit Loss Reserves" in the accompanying financial statements for analyses of reserves.


CREDIT QUALITY
--------------
Delinquency and chargeoff levels in the consumer portfolio were down compared to the prior quarter. Although delinquency levels increased from the prior year quarter, chargeoff levels were down. We track delinquency and chargeoff levels on a managed basis. We include the off-balance sheet portfolio since we apply the same credit and portfolio management procedures as on our owned portfolio. This results in a similar credit loss exposure for us.

Delinquency
-----------
Two-Months-and-Over Contractual Managed Delinquency (as a percent of managed consumer receivables):

-------------------------------------------------------------------------------------------------------------------
                                             6/30/99         3/31/99        12/31/98         9/30/98       6/30/98
-------------------------------------------------------------------------------------------------------------------
Home equity                                     3.09%           3.36%           3.55%           3.59%         3.39%
Auto finance                                    1.87            1.74            2.29            2.05          1.67
MasterCard/Visa                                 3.73            4.69            5.19            4.67          4.35
Private label                                   8.46            8.00            7.38            7.32          6.27
Other unsecured                                 9.12            8.62            8.86            9.15          8.74
                                                -----           -----           -----           -----         -----
Total                                           5.14%           5.22%           5.41%           5.39%         5.03%
                                                =====           =====           =====           =====         =====

Managed delinquency as a percent of managed consumer receivables was down from the prior quarter, our second consecutive quarter of delinquency improvement. The decline from the prior quarter was led by improvement in our MasterCard and Visa business, where delinquency has dropped over $75 million since March.

Compared to the prior year quarter, managed delinquency as a percent of managed consumer receivables increased slightly. The increase was primarily due to the seasoning of our other unsecured portfolio.

The owned consumer delinquency ratio was 5.28 percent at June 30, 1999, compared to 5.34 percent at March 31, 1999 and 4.99 percent at June 30, 1998. The trends impacting these results are consistent with those described above for our managed portfolio.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

-----------------------------------------------------------------------------
                        Second       First     Fourth       Third     Second
                       Quarter     Quarter    Quarter     Quarter    Quarter
                          1999        1999       1998        1998       1998
-----------------------------------------------------------------------------
Home equity                .62%        .48%       .65%        .68%       .40%
Auto finance              4.41        5.45       5.63        4.89       5.18
MasterCard/Visa           9.24        9.60       7.66        6.98       5.31
Private label             7.24        6.66       6.22        5.46       6.43
Other unsecured           6.27        7.16       7.89        8.66       8.13
                          -----       -----      -----       -----      -----
Total                     4.05%       4.30%      4.35%       4.36%      4.10%
                          =====       =====      =====       =====      =====

Managed net chargeoffs as a percent of average managed consumer receivables for the second quarter of 1999 decreased from both the prior quarter and the prior year quarter. Dollars of chargeoffs dropped almost $25 million in the quarter, again led by improvement in our MasterCard and Visa portfolio. Bankruptcy chargeoffs in our MasterCard and Visa business were down compared to the first quarter level.

The lower managed chargeoff ratio compared to a year ago was primarily due to lower chargeoffs in our other unsecured portfolio, partially offset by a higher chargeoff contribution from our domestic MasterCard/Visa portfolio due to lower average receivables.

The owned consumer net chargeoff ratio was 3.68 percent in the second quarter of 1999, compared to 4.07 percent in the prior quarter and 3.82 percent in the year-ago quarter. Factors influencing this decline were consistent with those described above for our managed portfolio.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

---------------------------------------------------------------------------------------------------------------------
In millions.                                         6/30/99       3/31/99      12/31/98        9/30/98       6/30/98
---------------------------------------------------------------------------------------------------------------------
Nonaccrual owned receivables                        $1,014.5      $  935.9      $  822.7       $  806.6      $  759.2
Accruing owned consumer
     receivables 90 or more days
     delinquent                                        519.4         553.0         602.6          527.1         502.1
Renegotiated commercial loans                           12.3          12.3          12.3           12.3          12.3
                                                    --------       -------      --------       --------      --------
Total nonperforming owned
     receivables                                     1,546.2       1,501.2       1,437.6        1,346.0       1,273.6
Real estate owned                                      238.6         229.9         235.1          212.9         202.3
                                                    --------       -------      --------       --------      --------
Total nonperforming owned assets                    $1,784.8      $1,731.1      $1,672.7       $1,558.9      $1,475.9
                                                    ========      ========      ========       ========      ========
Owned credit loss reserves as
     a percent of nonperforming
     owned receivables                                  94.3%         96.5%        100.8%         111.3%        119.7%
                                                    --------      --------      --------       --------      --------

Nonaccrual managed receivables                      $1,372.8      $1,307.1      $1,165.5       $1,168.5      $1,186.8
Accruing managed consumer
     receivables 90 or more days
     delinquent                                        602.7         663.9         707.7          683.8         675.5
Renegotiated commercial
     loans                                              12.3          12.3          12.3           12.3          12.3
                                                    --------      --------      --------       --------      --------
Total nonperforming managed
     receivables                                     1,987.8       1,983.3       1,885.5        1,864.6       1,874.6
Real estate owned                                      238.6         229.9         235.1          212.9         202.3
                                                    --------      --------      --------       --------      --------
Total nonperforming assets                          $2,226.4      $2,213.2      $2,120.6       $2,077.5      $2,076.9
                                                    ========      ========      ========       ========      ========
Managed credit loss reserves as
     a percent of nonperforming
     managed receivables                               105.1%        106.3%        111.7%         119.3%        117.8%
                                                    --------      --------      --------       --------      --------

Year 2000
---------
We have substantially completed the remediation, testing and implementation of all internally developed and non-internally developed systems for Year 2000 compliance at the end of the second quarter of 1999. Consistent with previous disclosures, the costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. Household International currently estimates that the aggregate cost of the Year 2000 effort remains at $20 million after-tax, of which approximately $18.5 million has been incurred as of June 30, 1999.

Year 2000 readiness is dependent on external entities and is not limited to operating risk. We are working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, we could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues.

Contingency planning is an integral part of our Year 2000 readiness project. We have developed contingency plans for each of our businesses, which detail the processes necessary to maintain critical business functions should a critical system fail. These contingency plans generally include the repair of existing systems and, in some cases, the use of alternative procedures or systems which have been tested and are Year 2000 compliant. We will continue to review and validate the scope and control of our contingency plans throughout 1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         12     Statement of Computation of Ratio of Earnings to Fixed Charges.

         27     Financial Data Schedule.

         99.1   Debt Securities Ratings.

   (b)   Reports on Form 8-K

         During the second quarter of 1999, the Registrant filed a Current Report on Form 8-K dated June 24, 1999, with respect to a Prospectus Supplement dated June 11, 1999, to a Prospectus dated March 3, 1999 in connection with the offering of Euro 750,000,000 5 1/8% Notes due June 24, 2009.

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



Date:    August 16, 1999          By: /s/ David A. Schoenholz
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

              99.1      Debt Securities Ratings.