Form 10-Q
period 1999-09-30
HOUSEHOLD FINANCE CORP
filed 1999-11-12
CIK 48681

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 29, 1999, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                                Table of Contents


PART I.           Financial Information                                 Page
                                                                        ----
     Item 1.      Financial Statements

                  Condensed Consolidated Statements of Income
                  (Unaudited) - Three Months and Nine Months
                  Ended September 30, 1999 and 1998 ..................    2

                  Condensed Consolidated Balance Sheets -
                  September 30, 1999 (Unaudited) and
                  December 31, 1998...................................... 3

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) - Nine Months Ended
                  September 30, 1999 and 1998 ........................    4

                  Financial Highlights ...............................    5

                  Notes to Interim Condensed Consolidated Financial
                  Statements (Unaudited) .............................    6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......   12



PART II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K ...................   22

     Signature .......................................................   23

PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------

(In millions)
-----------------------------------------------------------------------------------------
                                                Three months ended    Nine months ended
                                                   September 30,        September 30,
                                                 1999      1998        1999       1998
-----------------------------------------------------------------------------------------
Finance income                                 $1,321.0  $1,117.6    $3,766.1  $  3,399.2
Other interest income                              18.9      10.9        52.9        26.2
Interest expense                                  551.5     484.4     1,582.1     1,493.1
                                               --------  --------    --------  ----------
Net interest margin                               788.4     644.1     2,236.9     1,932.3
Provision for credit losses on owned
   receivables                                    372.8     284.2     1,030.7       939.3
                                               --------  --------    --------  ----------
Net interest margin after provision for
   credit losses                                  415.6     359.9     1,206.2       993.0
                                               --------  --------    --------  ----------
Securitization income                             211.9     241.7       559.8       833.4
Insurance revenues                                 88.8      91.2       269.1       273.2
Investment income                                  41.4      38.2       117.3       111.0
Fee income                                        105.6     120.8       299.5       366.6
Other income                                       29.7      59.9       127.0       195.9
Gain on the sale of Beneficial Canada                --        --          --       189.4
                                               --------  --------    --------  ----------
Total other revenues                              477.4     551.8     1,372.7     1,969.5
                                               --------  --------    --------  ----------
Salaries and fringe benefits                      244.5     219.7       704.7       714.1
Occupancy and equipment expense                    53.7      59.9       161.7       211.6
Other marketing expenses                           42.2      47.5       118.0       161.7
Other servicing and administrative expenses        57.7     105.1       225.1       343.0
Amortization of acquired intangibles
   and goodwill                                    35.4      44.8       107.4       130.7
Policyholders' benefits                            50.8      48.5       168.3       154.3
Merger and integration related costs                 --        --          --     1,000.0
                                               --------  --------    --------  ----------
Total costs and expenses                          484.3     525.5     1,485.2     2,715.4
                                               --------  --------    --------  ----------
Income before income taxes                        408.7     386.2     1,093.7       247.1
Income taxes                                      144.8     141.0       383.8       205.6
                                               --------  --------    --------  ----------
Net income                                     $  263.9  $  245.2    $  709.9  $     41.5*
                                               ========  ========    ========  ==========

* Operating net income, which excludes merger and integration related costs and the gain on the sale of Beneficial Canada, was $674.0 million for the nine months ended September 30, 1998.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------

(In millions, except share data)
-----------------------------------------------------------------------------------------
                                                       September 30,        December 31,
                                                                1999                1998
-----------------------------------------------------------------------------------------
 ASSETS                                                    (UNAUDITED)
--------
Cash                                                      $     233.7       $     428.4
Investment securities                                         3,175.1           2,944.4
Receivables, net                                             36,911.0          34,283.2
Advances to parent company and affiliates                       477.7             494.0
Acquired intangibles and goodwill, net                        1,608.2           1,682.7
Properties and equipment, net                                   378.0             376.9
Real estate owned                                               229.7             235.1
Other assets                                                  1,815.7           1,918.3
                                                          -----------       -----------
Total assets                                              $  44,829.1       $  42,363.0
                                                          ===========       ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
     Commercial paper, bank and other borrowings          $   6,817.6       $   7,143.1
     Senior and senior subordinated debt (with
         original maturities over one year)                  30,503.3          27,186.1
                                                          -----------       -----------
Total debt                                                   37,320.9          34,329.2
Insurance policy and claim reserves                           1,089.1           1,076.2
Other liabilities                                               649.7           1,147.2
                                                          -----------       -----------
Total liabilities                                            39,059.7          36,552.6
                                                          -----------       -----------
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares
         authorized, issued and outstanding at
         September 30, 1999 and December 31, 1998,
         and additional paid-in capital                       2,966.2           2,960.3
     Retained earnings                                        2,866.4           2,836.4
     Accumulated other comprehensive income, net
         of tax                                                 (63.2)             13.7
                                                          -----------       -----------
Total common shareholder's equity                             5,769.4           5,810.4
                                                          -----------       -----------
Total liabilities and shareholder's equity                $  44,829.1       $  42,363.0
                                                          ===========       ===========


See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

(In millions)
-------------------------------------------------------------------------------------------------
Nine months ended September 30                                     1999              1998
-------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                   $    709.9       $      41.5
Adjustments to reconcile net income to cash provided by
operations:
     Provision for credit losses on owned receivables           1,030.7             939.3
     Non-cash merger and integration related costs                   --             291.0
     Insurance policy and claim reserves                          118.3              (9.7)
     Depreciation and amortization                                207.9             230.3
     Net realized gains from sales of assets                         --            (172.5)
     Other, net                                                  (111.7)           (232.9)
                                                             ----------       -----------
Cash provided by operations                                     1,955.1           1,087.0
                                                             ----------       -----------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                                   (867.4)         (1,066.8)
     Matured                                                      321.6             254.7
     Sold                                                         536.3             715.0
Short-term investment securities, net change                     (272.6)           (727.9)
Receivables:
     Originations, net                                         (6,911.4)        (11,005.3)
     Purchases and related premiums                            (2,011.8)         (2,345.9)
     Sold                                                       4,964.1           9,266.1
Acquisition of business operations                                (58.4)               --
Transfer of foreign subsidiary to affiliate                          --             340.0
Properties and equipment purchased                                (69.7)            (58.2)
Properties and equipment sold                                      16.8              35.8
Advances to parent company and affiliates, net                     16.3            (233.6)
                                                             ----------       -----------
Cash decrease from investments in operations                   (4,336.2)         (4,826.1)
                                                             ----------       -----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                                      (325.4)           (843.1)
Senior and senior subordinated debt issued                      8,152.1           8,240.1
Senior and senior subordinated debt retired                    (4,894.4)         (2,861.3)
Prepayment of debt                                                   --            (767.2)
Policyholders' benefits paid                                      (87.9)            (80.7)
Cash received from policyholders                                   22.0              63.1
Dividends paid to parent company                                 (680.0)           (350.0)
Dividends paid - pooled affiliate                                    --             (75.4)
Capital contributions from parent company                            --             200.0
                                                             ----------       -----------
Cash increase from financing and
     capital transactions                                       2,186.4           3,525.5
                                                             ----------       -----------
Decrease in cash                                                 (194.7)           (213.6)
Cash at January 1                                                 428.4             545.3
                                                             ----------       -----------
Cash at September 30                                         $    233.7       $     331.7
                                                             ==========       ===========
Supplemental cash flow information:
Interest paid                                                $  1,562.9       $   1,375.0
                                                             ----------       -----------
Income taxes paid                                                 420.0             160.2
                                                             ----------       -----------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

(Dollar amounts are in millions)
------------------------------------------------------------------------------------------------
                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                      1999        1998        1999          1998
------------------------------------------------------------------------------------------------
Operating net income (1)                           $ 263.9     $ 245.2    $  709.9      $  674.0
Merger and integration related costs                    --          --          --        (751.0)
Beneficial Canada gain                                  --          --          --         118.5
                                                   -------     -------    --------      --------
Net income                                           263.9       245.2       709.9          41.5
                                                   =======     =======    ========      ========
Net interest margin                                  788.4       644.1     2,236.9       1,932.3
                                                   -------     -------    --------      --------
Other revenues (2)                                   426.6       503.3     1,204.4       1,815.2
                                                   -------     -------    --------      --------
Return on average common shareholder's
    equity, annualized (1)                            18.2%       16.4%       16.3%         14.6%
                                                   -------     -------    --------      --------
Return on average common shareholder's
    equity, annualized                                18.2        16.4        16.3            .9
                                                   -------     -------    --------      --------
Return on average owned assets, annualized (1)        2.30        2.40        2.10          2.17
                                                   -------     -------    --------      -------
Return on average owned assets, annualized            2.30        2.40        2.10           .13
                                                   -------     -------    --------      --------
Return on average managed assets, annualized (1)      1.84        1.77        1.66          1.57
                                                   -------     -------    --------      --------
Return on average managed assets, annualized          1.84        1.77        1.66           .10
                                                   -------     -------    --------      --------

(Dollar amounts are in millions)
------------------------------------------------------------------------------------------------
                                                                     September 30,  December 31,
                                                                              1999          1998
------------------------------------------------------------------------------------------------
Total assets:
    Owned                                                              $  44,829.1   $  42,363.0
    Managed                                                               56,888.5      55,062.2
                                                                       -----------   -----------
Receivables:
    Owned                                                              $  37,125.3   $  34,446.0
    Serviced with limited recourse                                        12,059.4      12,699.2
                                                                       -----------   -----------
    Managed                                                            $  49,184.7   $  47,145.2
                                                                       ===========   ===========
Debt to total shareholder's equity                                           6.5:1         5.9:1
                                                                       -----------   -----------

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

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
-------------------------

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 should not be considered indicative of the results for any future quarters or the year ending December 31, 1999. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1998.

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


2.  INVESTMENT SECURITIES
-------------------------
Investment securities consisted of the following available-for-sale investments:

----------------------------------------------------------------------------------------------
(In millions)                                 September 30, 1999             December 31, 1998
----------------------------------------------------------------------------------------------
                                        Amortized           Fair      Amortized           Fair
                                             Cost          Value           Cost          Value
                                       ----------     ----------     ----------     ----------
Marketable equity securities           $     26.3     $     27.1     $     68.2     $     70.8
Corporate debt securities                 1,848.3        1,768.0        1,691.9        1,717.8
U.S. government and federal
     agency debt securities                 289.4          282.1          290.0          295.2
Other                                     1,063.3        1,063.3          829.6          829.6
                                       ----------     ----------     ----------     ----------
Subtotal                                  3,227.3        3,140.5        2,879.7        2,913.4
Accrued investment income                    34.6           34.6           31.0           31.0
                                       ----------     ----------     ----------     ----------
Total investment securities            $  3,261.9     $  3,175.1     $  2,910.7     $  2,944.4
                                       ==========     ==========     ==========     ==========

3.  RECEIVABLES
---------------
Receivables consisted of the following:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,  December 31,
(In millions)                                                                                             1999          1998
----------------------------------------------------------------------------------------------------------------------------
Home equity                                                                                        $  20,161.6   $  17,158.7
Auto finance                                                                                           1,063.1         805.0
MasterCard/Visa                                                                                        2,862.1       3,805.5
Private label                                                                                          5,754.0       7,041.4
Other unsecured                                                                                        6,599.6       4,953.3
Commercial                                                                                               684.9         682.1
                                                                                                   -----------   -----------
Total owned receivables                                                                               37,125.3      34,446.0

Accrued finance charges                                                                                  608.6         470.8
Credit loss reserve for owned receivables                                                             (1,471.3)     (1,448.9)
Unearned credit insurance premiums and
     claims reserves                                                                                    (450.1)       (410.6)
Amounts due and deferred from
     receivables sales                                                                                 1,780.4       1,882.3
Reserve for receivables serviced with
     limited recourse                                                                                   (681.9)       (656.4)
                                                                                                   -----------     ---------
Total owned receivables, net                                                                          36,911.0      34,283.2
Receivables serviced with limited recourse                                                            12,059.4      12,699.2
                                                                                                   -----------     ---------
Total managed receivables, net                                                                     $  48,970.4   $  46,982.4
                                                                                                   ===========   ===========

Receivables serviced with limited recourse consisted of the following:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,  December 31,
(In millions)                                                                                             1999          1998
----------------------------------------------------------------------------------------------------------------------------
Home equity                                                                                        $   2,495.2   $   3,637.4
Auto finance                                                                                           1,635.5         960.3
MasterCard/Visa                                                                                        3,464.4       3,397.5
Private label                                                                                            650.0         811.5
Other unsecured                                                                                        3,814.3       3,892.5
                                                                                                   -----------     ---------
Total receivables serviced with limited recourse                                                   $  12,059.4   $  12,699.2
                                                                                                   ===========     =========

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,  December 31,
(In millions)                                                                                             1999          1998
----------------------------------------------------------------------------------------------------------------------------
Home equity                                                                                        $  22,656.8   $  20,796.1
Auto finance                                                                                           2,698.6       1,765.3
MasterCard/Visa                                                                                        6,326.5       7,203.0
Private label                                                                                          6,404.0       7,852.9
Other unsecured                                                                                       10,413.9       8,845.8
Commercial                                                                                               684.9         682.1
                                                                                                   -----------   -----------
Total managed receivables                                                                          $  49,184.7   $  47,145.2
                                                                                                   ===========   ===========

The amounts due and deferred from receivables included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $1,842.1 million at September 30, 1999 and $1,802.5 million at December 31, 1998. It also included net customer payments (owed by us) not received from the securitization trustee of $(76.1) million at September 30, 1999 and $62.3 million at December 31, 1998. The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.


4.  CREDIT LOSS RESERVES
------------------------
Changes to credit loss reserves during the three and nine months ended September 30 were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
(In millions)                                              1999             1998              1999              1998
---------------------------------------------------------------------------------------------------------------------
Owned receivables:
    Credit loss reserves
      at beginning of period                         $ 1,458.5        $ 1,524.9         $ 1,448.9         $ 1,417.5
    Provision for credit losses                          372.8            284.2           1,030.7             939.3
    Chargeoffs                                          (410.8)          (351.8)         (1,171.8)         (1,044.9)
    Recoveries                                            36.9             33.2             113.1              92.8
    Portfolio acquisitions, net                           13.9              7.8              50.4              93.6
                                                     ---------        ---------         ---------         ---------
    Credit loss reserves for owned
      receivables at September 30                      1,471.3          1,498.3           1,471.3           1,498.3
                                                     ---------        ---------         ---------         ---------
Receivables serviced with limited recourse:
    Credit loss reserves at
      beginning of period                                631.5            683.5             656.4             707.8
    Provision for credit losses                          189.4            233.4             460.3             590.2
    Chargeoffs                                          (146.4)          (203.9)           (466.4)           (624.7)
    Recoveries                                             7.4             11.3              21.6              42.1
    Other, net                                              --              2.3              10.0              11.2
                                                     ---------        ---------         ---------         ---------
    Credit loss reserves for
      receivables serviced with
      limited recourse at
      September 30                                       681.9            726.6             681.9             726.6
                                                     ---------        ---------         ---------         ---------
Total credit loss reserves for
    managed receivables at
    September 30                                     $ 2,153.2        $ 2,224.9         $ 2,153.2         $ 2,224.9
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

5.  MERGER AND INTEGRATION RESERVE
----------------------------------
We have completed the execution of our merger and integration plan relating to the Beneficial acquisition. The costs incurred to execute the plan were consistent with our original estimate of $1.0 billion recorded in the second quarter of 1998.


6.  INCOME TAXES
----------------
The effective tax rate was 35.1 percent for the nine months ended September 30, 1999 and 36.5 percent for the first nine months of 1998 excluding merger and integration related costs. The inclusion of this item resulted in a $249 million net tax benefit for the first nine months of 1998. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.


7.  TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
---------------------------------------------------
We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $477.7 million at September 30, 1999 compared to $494.0 million at December 31, 1998. Advances from parent company and affiliates, which are included in commercial paper, bank and other borrowings, were $1.1 million at September 30, 1999. There were no advances from parent company and affiliates at December 31, 1998. Net interest income on affiliated balances was $14.4 million for the third quarter of 1999 and $2.6 million for the prior year quarter. In the first nine months of 1999 net interest income on affiliated balances was $37.6 million compared to $11.8 million for the same period last year.


8.  COMPREHENSIVE INCOME
------------------------
Comprehensive income was $252.0 million for the quarter ended September 30, 1999, $276.3 million for the quarter ended September 30, 1998, $633.0 million for the nine months ended September 30, 1999 and $110.7 million for the nine months ended September 30, 1998. Excluding the impact of the merger and integration related costs as well as the gain on the sale of Beneficial Canada, comprehensive income was $743.2 million for the nine months ended September 30, 1998.

The components of accumulated other comprehensive income, net of tax, are as follows:

--------------------------------------------------------------------------------------------------
                                                                     September 30,    December 31,
(In millions)                                                                 1999            1998
--------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                 $  (7.4)         $  (8.3)
Unrealized gain (loss) on investment, net                                  (55.8)            22.0
                                                                         -------          -------
    Accumulated other comprehensive income, net of tax                   $ (63.2)         $  13.7
                                                                         =======          =======

9.  SEGMENT REPORTING
---------------------
We have one reportable segment, Consumer, which includes our branch-based consumer finance, private label credit card, auto finance and domestic MasterCard and Visa businesses. This differs from the basis of segmentation presented in our Annual Report on Form 10-K for the year ended December 31, 1998 where we presented the domestic MasterCard and Visa business as a separate reportable segment. The domestic MasterCard and Visa business is included in Consumer because discrete financial information about HFC's domestic MasterCard and Visa business is not regularly reviewed by the chief operating decision maker in allocating resources and assessing performance. There has been no change in the measurement of segment profit as compared with our Form 10-K.

Information about our reportable segment for the three and nine months ended September 30, 1999 and 1998 was as follows:


--------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                Nine Months Ended
Owned Basis                                                      September 30,                    September 30,
(In millions)                                                1999             1998            1999            1998
--------------------------------------------------------------------------------------------------------------------
Net interest margin and other
  revenues (1)                                       $    1,219.6     $    1,108.1    $    3,377.9     $   3,242.3
Intersegment revenues                                        39.4             28.9           104.5            78.9
Net income                                                  243.8            221.3           619.8           622.4
Total assets                                             39,446.6         35,571.1        39,446.6        35,571.1
Total assets - managed                                   51,534.8         50,272.7        51,534.8        50,272.7
                                                     ------------     ------------    ------------     -----------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.


A reconciliation of the total reportable segment's net income to consolidated net income for the three and nine months ended September 30, 1999 and 1998 was as follows:

------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended           Nine Months Ended
Owned Basis                                                              September 30,               September 30,
(In millions)                                                     1999           1998          1999           1998
------------------------------------------------------------------------------------------------------------------
Reportable segment net income                               $   243.8     $    221.3     $   619.8      $   622.4
Other operations not
   individually reportable                                       47.5           54.3         174.6         (493.1)*
Adjustments/eliminations                                        (27.4)         (30.4)        (84.5)         (87.8)
                                                            ---------     ----------     ---------      ---------
Total consolidated net income                               $   263.9     $    245.2     $   709.9      $    41.5
                                                            =========     ==========     =========      =========

* Includes merger and integration related costs of $751.0 million after-tax related to the Beneficial merger and the gain on the sale of Beneficial Canada of $118.5 million after-tax.

10.  ACCOUNTING PRONOUNCEMENTS
------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

OPERATIONS SUMMARY
------------------
Our net income for the third quarter of 1999 increased 7.6 percent to $263.9 million compared to $245.2 million a year ago. Net income for the first nine months of 1999 was $709.9 million compared to operating net income of $674.0 million in the year ago period. These improved results were due to strong growth in our consumer finance business and significant declines in operating expenses partially offset by lower revenues from our credit card businesses due to lower average receivables. Total revenues grew 9.0 percent in the quarter, while operating expenses fell slightly. Compared to the prior year quarter, such revenues were up 5.8 percent, while operating expenses fell 7.8 percent. The year-to-date results were also positively affected by higher income from our tax refund anticipation loan ("RAL") business. Including merger and integration related costs and the gain on the sale of Beneficial Canada, our net income was $41.5 million for the first nine months of 1998.

Our annualized return on average common shareholders' equity was 18.2 percent for the third quarter of 1999 and 16.3 percent year-to-date compared to 16.4 percent for the third quarter of 1998 and 14.6 percent for the first nine months of 1998. Our annualized return on average owned assets was 2.30 percent in the third quarter of 1999 and 2.10 percent year-to-date compared to 2.40 percent in the third quarter of 1998 and 2.17 percent for the first nine months of 1998. The decreases in return on owned assets reflect higher levels of average owned assets in the current year period compared to the same periods in 1998. Our annualized return on average managed assets was 1.84 percent in the third quarter of 1999 and 1.66 percent year-to-date compared to 1.77 percent in the third quarter of 1998 and 1.57 percent for the first nine months of 1998. (Ratios for the nine months ended September 30, 1998 exclude merger and integration related costs and the gain on the sale of Beneficial Canada.)

- Our Consumer segment's earnings were flat year-to-date, but higher in the third quarter compared with the prior year quarter. Return on average owned assets for the Consumer segment was 2.46 percent in the quarter and 2.12 percent year-to-date compared to prior year returns of 2.51 percent for the quarter and 2.44 percent year-to-date. Return on average managed assets was
     1.91 percent in the quarter and 1.63 percent year-to-date compared to prior year returns of 1.77 percent for the quarter and 1.66 percent year-to-date. The improvement in operating results for the quarter was driven by solid managed receivable growth in our branch-based consumer finance business, stronger pricing in our MasterCard* and Visa* and other unsecured product lines which resulted in higher margins and lower operating expenses. These results were partially offset by lower net income from our private label business due to lower average receivables. The net interest margin increase was driven by a full quarter's benefit of the repricing of the Union Privilege ("UP") portfolio which occurred in May and June, 1999. Year-to-date operating results were essentially flat as improved operating results in our branch-based consumer finance business was offset by lower net interest margin and other revenues related to our MasterCard and Visa portfolio from prior restructuring initiatives. Average managed credit card receivables declined from both the prior year quarter and the year-to-date prior year period. The decline from the prior year quarter reflects attrition associated with the sale of $1.9 billion of non-core receivables to third parties and the impact of repricing initiatives which began late last year. The year-to-date decline also reflects the sale of $1.9 billion of GM Card receivables to an affiliate in the second quarter of 1998. Average managed private label receivables also decreased for both the quarter and year-to-date. Beginning in late 1998, an affiliate began originating substantially all private label receivables generated from new merchant relationships. Segment managed receivables were $49.0 billion at September 30, 1999, compared to $48.7 billion at June 30, 1999 and $47.4 billion at September 30, 1998.

- Year-to-date revenue from our RAL business was up substantially from the prior year. The number of electronic filings of tax returns increased 20 percent over last year and refund processing with the Internal Revenue Service went smoothly in 1999.

- On December 22, 1998, BFC Insurance Agency of America ("BFCIAA"), the holding company of Beneficial's foreign operations, was merged with and into Household Global Funding, Inc. ("Global"), an affiliate of HFC and a wholly-owned subsidiary of Household International. HFC received cash of approximately $340.0 million from Global equal to the net book value of the assets transferred and liabilities assumed. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC exclude the results of operations of BFCIAA subsequent to June 30, 1998, the date which BFCIAA came under the control of Household International.

- In August 1999, we purchased all of the outstanding capital stock of Decision One Mortgage Company LLC ("Decision One") for $58.4 million. Decision One originates loans through a 30 state broker network and packages them for sale to a number of investors. As of the acquisition date, Decision One had approximately $58 million in assets. The acquisition of Decision One was accounted for as a purchase and therefore we have included the results of operations of Decision One in our statement of income from the closing date of the transaction.





* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

- On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Upon completion of the merger, substantially all of the net assets of Beneficial were contributed to us. In connection with the merger, we incurred pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in the third quarter of 1998.

- During the first quarter of 1998, we completed the sale of Beneficial's Canadian operations and recorded a gain of $189.4 million ($118.5 million after-tax). In April 1998, the sale of Beneficial's German operations was also completed. In 1997, Beneficial announced its intent to sell the German operations and recorded a loss of $58.8 million ($27.8 million after-tax).


BALANCE SHEET REVIEW
--------------------
- Managed consumer receivables (receivables on our balance sheet plus receivables serviced with limited recourse) increased $1.4 billion from the year ago level to $48.5 billion. Solid growth in our consumer finance and auto finance businesses was substantially offset by decreases in our MasterCard/Visa and private label portfolios. The strongest growth was in consumer finance, which includes our home equity and unsecured products. The combination of our focused sales force, integrated systems and loan products led to this growth. In addition, the decline in the number of monoline lenders has also had a positive impact on pricing, originations and retention in this business. Auto finance receivables increased from the prior year quarter as this business continued to benefit from less competition and an expanded sales force. The restructuring of our MasterCard and Visa portfolio in 1998, which included the sale of $1.9 billion of non-core receivables to third parties, and the impact of repricing initiatives which began late last year resulted in decreases in our MasterCard/Visa portfolio. Beginning in late 1998, an affiliate began originating substantially all private label receivables generated from new merchant relationships. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in an overall decrease in our private label receivables.


- Managed consumer receivables were $48.5 billion at September 30, 1999, up slightly from $48.3 billion at June 30, 1999. The strongest growth came in our home equity, unsecured, and auto finance receivables. Strong momentum in our branches resulted in record branch receivable growth in the third quarter. Auto finance receivables grew from the prior quarter due to continued weakened competition in the industry and an expanded sales force. Approximately 40 percent of auto finance originations are attributable to our new Millennium product. We believe this product enables us to target higher quality customers at competitive rates and to balance our non-prime and subprime segments which should have a positive impact on our loss characteristics over time. This growth was substantially offset by a decline in private label receivables due to the affiliate originations discussed above. Our MasterCard/Visa portfolio was up slightly in the quarter due to growth in the UP portfolio, substantially offset by continued attrition in the Household Bank branded portfolio.

- Owned consumer receivables were $36.4 billion at September 30, 1999, compared to $36.6 billion at June 30, 1999 and $32.5 billion at September 30, 1998. Owned receivables may vary from period to period depending on the timing and size of securitization transactions.

- Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.92 percent at September 30, 1999, compared with 5.28 percent at June 30, 1999 and 5.50 percent at September 30, 1998. The annualized total consumer owned chargeoff ratio was 4.00 percent in the third quarter of 1999, compared with 3.68 percent in the prior quarter and
     3.94 percent in the year-ago quarter.

- Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 5.57 percent at September 30, 1999, compared with 5.14 percent at June 30, 1999 and 5.39 percent at September 30, 1998. The annualized total consumer managed chargeoff ratio was 4.21 percent in the third quarter of 1999, compared with 4.05 percent in the prior quarter and 4.36 percent in the year-ago quarter.

- Our debt to total shareholder's equity ratio was 6.5 to 1 compared with 5.9 to 1 at December 31, 1998. The increase was due to higher debt levels primarily attributable to higher average owned receivables at September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our major use of cash is the origination or purchase of receivables or purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations. Our funding strategy continues to be very conservative and we are largely unaffected by changes in rates.

The following describes major changes in our funding base from December 31, 1998 to September 30, 1999:

- We paid $185 million of dividends to our parent company during the third quarter of 1999. A total of $680 million of dividends were paid to our parent company during the first nine months of 1999.

- Commercial paper, bank and other borrowings decreased to $6.8 billion from $7.1 billion. Senior and senior subordinated debt (with original maturities over one year) increased 12.1 percent to $30.5 billion from $27.2 billion. The increase in debt levels from year end is consistent with the increase in owned receivables. During the first nine months of 1999 we issued approximately $5.0 billion of five year-and-over debt to lengthen maturities on our funding in order to reduce reliance on commercial paper and securitizations as well as to preserve liquidity.

- Our securitized portfolio of home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $12.1 billion at September 30, 1999, compared with $12.7 billion at December 31, 1998.

The composition of receivables securitized (excluding replenishments of certificate holder interests) during the quarter and year-to-date is as follows:

--------------------------------------------------------------------------------
                                Three Months Ended            Nine Months Ended
                                  September 30,                 September 30,
(In billions)                  1999          1998            1999           1998
--------------------------------------------------------------------------------
Auto finance                 $   .5         $  .3          $  1.1         $   .7
MasterCard/Visa                  .1          --                .3             .8
Other unsecured                  .7            .4             1.0             .7
                             ------         -----          ------         ------
Total                        $  1.3         $  .7          $  2.4         $  2.2
                             ======         =====          ======         ======

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At September 30, 1999, securitizations represented 24.5 percent of the funding associated with our managed portfolio compared to 30.7 percent a year ago.


INCOME STATEMENT REVIEW
-----------------------

Net interest margin
--------------------
Net interest margin was $788.4 million for the third quarter of 1999, up 22.4 percent compared to the prior year quarter. Net interest margin for the first nine months of 1999 was $2,236.9 million, up 15.8 percent compared to the prior year. Owned margin improved due to better pricing and receivables growth. Net interest margin as a percent of average owned interest-earning assets, annualized, expanded to 7.94 percent, up from 7.85 percent in the previous quarter, and 7.59 percent in the year-ago quarter. The improvement over the prior periods reflected better pricing partially offset by higher funding costs and as compared with the prior year period, lower funding costs.

Net interest margin is also affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $1,077.7 million for the third quarter of 1999 compared to $976.0 million in the prior year quarter. Managed basis net interest margin for the first nine months of 1999 was $3,119.4 million compared to $3,037.9 million in the prior year. The increases were primarily due to receivable growth.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.50 percent, up from 8.43 percent in the previous quarter and
8.03 percent in the prior year. The sequential quarterly expansion reflected stronger pricing in our MasterCard/Visa and other unsecured product lines, partially offset by higher funding costs. We enjoyed a full quarter's benefit of the repricing of the UP portfolio, which occurred in May and June. The year-over-year improvement resulted from lower funding costs and better pricing.

Provision for credit losses
---------------------------
The provision for credit losses for receivables on an Owned Basis for the third quarter of 1999 totaled $372.8 million, compared to $284.2 million in the prior year quarter. The provision for the first nine months of 1999 was $1,030.7 million, compared to $939.3 million in the year-ago period. The provision for credit losses on an Owned Basis may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Total other revenues on an Owned Basis decreased 13.5 percent over the third quarter of 1998 to $477.4 million. Excluding the pretax gain of $189.4 million from the sale of Beneficial's Canadian operations during 1998, year-to-date other revenues decreased 22.9 percent to $1,372.7 million. Significant fluctuations were as follows:

- Securitization income, which consists of income associated with the securitization and sale of receivables with limited recourse, decreased
     12.3 percent to $211.9 million for the quarter and 32.8 percent to $559.8 million year-to-date. The decreases were primarily due to the decrease in average securitized receivables. When reporting on a Managed Basis, the components of securitization income (net interest income, provision for credit losses, fee income, and securitization related income related to those receivables) are reclassified to the appropriate caption in the statements of income.

- Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, decreased 12.6 percent to $105.6 million for the quarter and 18.3 percent to $299.5 million year-to-date. The decreases for both periods is primarily due to higher account program fees paid to our UP credit card affinity partner and to lower credit card and interchange fees due to the sale of $1.9 billion of non-core receivables in the second half of 1998. Year-to-date results also reflect lower credit card and interchange fees due to the sale of $1.9 billion of our GM Card receivables to an affiliate in the second quarter of 1998.

-    Other income decreased 50.4 percent to $29.7 million for the quarter and
     35.2 percent to $127.0 million year-to-date. The decreases are attributable to reductions in non-recurring gains recognized in 1998 on sales of non-strategic assets. These decreases were partially offset by higher RAL income.

Expenses
--------
Total costs and expenses (excluding merger and integration related costs of $1.0 billion during 1998) decreased 7.8 percent to $484.3 million over the third quarter of 1998 and 13.4 percent to $1,485.2 million year-to-date. The decreases reflect salaries and fringe benefit, occupancy and equipment, and other cost savings from the Beneficial integration, as well as continued cost control efforts. We have fully achieved our previously stated cost savings target from the integration with Beneficial Corporation. Significant fluctuations were as follows:

- Salaries and fringe benefits increased 11.3 percent to $244.5 million for the quarter and decreased 1.3 percent to $704.7 million year-to-date. For the quarter, efficiencies from the Beneficial merger were more than offset by higher sales and non-sales related compensation directly related to growth in the consumer finance business. Year-to-date, the Beneficial merger efficiencies were only partially offset by the higher sales and non-sales related compensation expense.

- Occupancy and equipment expense decreased 10.4 percent to $53.7 million for the quarter and 23.6 percent to $161.7 million year-to-date. The decreases were primarily due to the elimination of duplicate branch offices and operating centers as a result of the Beneficial merger. The decrease in the year-to-date period also reflects cost reductions associated with the sublease of the Beneficial office complex in Peapack, New Jersey.

- Other marketing expenses decreased 11.2 percent to $42.2 million for the quarter and 27.0 percent to $118.0 million year-to-date due to lower spending on marketing programs in our Household Bank branded MasterCard and Visa portfolio and our consumer finance business. Year-to-date results also reflect lower marketing expenses due to the sale of $1.9 billion of GM Card receivables to an affiliate in the second quarter of 1998.

- Other servicing and administrative expenses decreased 45.1 percent to $57.7 million for the quarter and 34.4 percent to $225.1 million year-to-date. The decreases were primarily due to the consolidation of Beneficial's operations which provided cost savings in systems. These savings were partially offset during the first nine months by increases in real estate owned expenses.

- Amortization of acquired intangibles and goodwill decreased 21.0 percent to $35.4 million for the quarter and 17.8 percent to $107.4 million year-to-date. The decreases reflect the write-off of intangible assets in conjunction with portfolio sales in 1998. These sales were a part of the repositioning of our bank subsidiary's credit card portfolio.


CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type and Note 4, "Credit Loss Reserves", for our credit loss reserve methodology and an analysis of changes in the credit losses for the quarter and year-to-date.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

-----------------------------------------------------------------------------------------------------------
                                  September 30,      June 30,     March 31,    December 31,   September 30,
(In millions)                             1999           1999          1999            1998            1998
-----------------------------------------------------------------------------------------------------------
Owned                                 $1,471.3       $1,458.5      $1,448.8        $1,448.9        $1,498.3
Serviced with limited
     recourse                            681.9          631.5         658.8           656.4           726.6
                                      --------       --------      --------         -------         -------
Total                                 $2,153.2       $2,090.0      $2,107.6        $2,105.3        $2,224.9
                                      ========       ========      ========        ========        ========


Managed credit loss reserves as a percent of nonperforming managed receivables were 101.3 percent, compared to 105.1 percent at June 30, 1999 and 119.3 percent at September 30, 1998.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

-------------------------------------------------------------------------------------------------
                      September 30,     June 30,      March 31,     December 31,    September 30,
                               1999         1999           1999             1998             1998
-------------------------------------------------------------------------------------------------
Owned                        3.96%        3.91%           4.07%           4.21%             4.52%
Managed                      4.38         4.27            4.37            4.47              4.66
                             ----         ----            ----            ----              ----

The decreasing trends in the ratios compared to the prior year reflect the impact of a growing percentage of secured loans. Home equity receivables, which have a significantly lower charge-off rate than credit card receivables, represent 47 percent of our total managed receivables at September 30, 1999, compared to 42 percent a year ago. MasterCard/Visa products were 13 percent at quarter end, down from 20 percent a year ago. This change in portfolio mix is important, as the loss severity for home equity loans is significantly less than for unsecured products, such as credit cards.

The modest increase in the reserve ratio compared to the previous quarter is primarily due to increased reserves as a percentage of private label receivables. We purchase all private label receivables from our bank affiliate once they become 60 days contractually past due.


CREDIT QUALITY
--------------
We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency
------------
Two-Months-and-Over Contractual Managed Delinquency (as a percent of managed consumer receivables):

---------------------------------------------------------------------------------------------
                        9/30/99         6/30/99        3/31/99         12/31/98       9/30/98
---------------------------------------------------------------------------------------------
Home equity               3.42%           3.09%          3.36%            3.55%         3.59%
Auto finance              2.26            1.87           1.74             2.29          2.05
MasterCard/Visa           3.90            3.73           4.69             5.19          4.67
Private label             9.69            8.46           8.00             7.38          7.32
Other unsecured           9.58            9.12           8.62             8.86          9.15
                          ----            ----           ----             ----          ----
Total                     5.57%           5.14%          5.22%            5.41%         5.39%
                          ====            ====           ====             ====          ====

The increase in total managed delinquency as a percent of managed consumer receivables compared to the previous quarter and the prior year quarter was primarily due to the seasoning of our Beneficial home equity and other unsecured portfolio. The significant increase in private label delinquency is due to seasoning of the portfolio associated with the purchase of 60 day delinquent receivables from an affiliate and reductions in the portfolio balance as more originations are booked by our affiliate.

Owned consumer delinquency as a percent of owned receivables was 5.92 percent at September 30, 1999; 5.28 percent at June 30, 1999; 5.34 percent at March 31, 1999; 5.49 percent at December 31, 1998; and 5.50 percent at September 30, 1998. The trends impacting these results are consistent with those described above for our managed portfolio. Owned delinquency by product is comparable to managed except for MasterCard/Visa and other unsecured whose owned delinquency is greater due to the retention of receivables on balance sheet that do not meet the eligibility criteria for securitization.

Net Chargeoffs of Consumer Receivables
---------------------------------------
Managed Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average managed consumer receivables):

---------------------------------------------------------------------------------------------
                               Third        Second         First         Fourth         Third
                             Quarter       Quarter       Quarter        Quarter       Quarter
                                1999          1999          1999           1998          1998
---------------------------------------------------------------------------------------------
Home equity                     .58%          .62%          .48%           .65%          .68%
Auto finance                   4.55          4.41          5.45           5.63          4.89
MasterCard/Visa                7.04          9.24          9.60           7.66          6.98
Private label                  7.63          7.24          6.66           6.22          5.46
Other unsecured                8.19          6.27          7.16           7.89          8.66
                               ----          ----          ----           ----          ----
Total                          4.21%         4.05%         4.30%          4.35%         4.36%
                               ====          ====          ====           ====          ====


Managed net chargeoffs as a percent of average managed consumer receivables for the third quarter of 1999 increased slightly over the previous quarter. In the quarter, we continued to see improvement in our MasterCard and Visa portfolio. This improvement was more than offset by seasoning in the other unsecured portfolio, mostly related to Beneficial receivables that were underwritten prior to the merger.

The improved managed chargeoff ratio compared to a year ago was primarily due to lower chargeoffs in our home equity and other unsecured portfolio.

Owned net chargeoffs as a percent of average owned consumer receivables was 4.00 percent at September 30, 1999; 3.68 percent at June 30, 1999; 4.07 percent at March 31, 1999; 4.06 percent at December 31, 1998; and 3.94 percent at September 30, 1998. The trends impacting these results compared to the previous quarter are generally consistent with those described above for our managed portfolio. The slight increase in owned chargeoffs compared to the prior year quarter was due to increased chargeoffs in our owned MasterCard/Visa and other unsecured portfolios. Owned chargeoff by product is comparable to managed except for MasterCard/Visa and auto finance. Chargeoffs for MasterCard/Visa on an overall basis are higher due to the difference in credit quality and seasoning of the receivables which remain on our balance sheet. Chargeoffs on owned auto finance receivables are lower due to the predominantly unseasoned nature of the receivables which remain on balance sheet.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-------------------------------------------------------------------------------------------------------------
(In millions)                                9/30/99       6/30/99       3/31/99       12/31/98       9/30/98
-------------------------------------------------------------------------------------------------------------
Owned assets:
   Nonaccrual receivables                  $1,162.2       $1,014.5      $  935.9       $  822.7      $  806.6
   Accruing consumer
     receivables 90 or more days
     delinquent                               527.9          519.4         553.0          602.6         527.1
   Renegotiated commercial loans               12.3           12.3          12.3           12.3          12.3
                                           --------       --------      --------       --------      --------
   Total nonperforming
     receivables                            1,702.4        1,546.2       1,501.2        1,437.6       1,346.0
   Real estate owned                          229.7          238.6         229.9          235.1         212.9
                                           --------       --------      --------       --------      --------
   Total nonperforming assets              $1,932.1       $1,784.8      $1,731.1       $1,672.7      $1,558.9
                                           ========       ========      ========       ========      ========
   Credit loss reserves as a
     percent of nonperforming
     receivables                               86.4%          94.3%         96.5%         100.8%        111.3%
                                           --------       --------      --------       --------      --------
Managed assets:
   Nonaccrual receivables                  $1,502.6       $1,372.8      $1,307.1       $1,165.5      $1,168.5
   Accruing consumer receivables
     90 or more days
     delinquent                               611.7          602.7         663.9          707.7         683.8
   Renegotiated commercial
     loans                                     12.3           12.3          12.3           12.3          12.3
                                           --------       --------      --------       --------      --------
   Total nonperforming
     receivables                            2,126.6        1,987.8       1,983.3        1,885.5       1,864.6
   Real estate owned                          229.7          238.6         229.9          235.1         212.9
                                           --------       --------      --------       --------      --------
   Total nonperforming assets              $2,356.3       $2,226.4      $2,213.2       $2,120.6      $2,077.5
                                           ========       ========      ========       ========      ========
   Credit loss reserves as
     a percent of nonperforming
     receivables                              101.3%         105.1%        106.3%         111.7%        119.3%
                                           --------       --------      --------       --------      --------


Year 2000
---------
Household is Year 2000 compliant. We have completed the conversion, testing and implementation of all internally developed and non-internally developed systems. We are completing retirements of no longer used systems and ensuring that systems remain Year 2000 compliant through subsequent modifications. Consistent with previous disclosures, the costs for Year 2000 compliance have not been, and are not expected to be, material to our operations. Household International currently estimates that the aggregate cost of the Year 2000 effort remains at $20 million after-tax, of which approximately $19 million has been incurred as of September 30, 1999.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              12       Statement of Computation of Ratio of Earnings to Fixed
                       Charges.

              27       Financial Data Schedule.

              27.1     Restated Financial Data Schedule

              99.1     Debt Securities Ratings.

     (b)      Reports on Form 8-K

              During the third quarter of 1999, the Registrant filed Current Reports on Form 8-K dated August 2, 1999 and September 3, 1999, with respect to a Prospectus Supplement dated June 11, 1999, to a Prospectus dated March 3, 1999 in connection with the offering of Euro 750,000,000 5 1/8% Notes due June 24, 2009.

                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOUSEHOLD FINANCE CORPORATION
                                  -----------------------------
                                  (Registrant)



Date:    November 12, 1999        By: /s/ David A. Schoenholz
         -----------------        -----------------------------
                                  David A. Schoenholz
                                  Executive Vice President and
                                  Chief Financial Officer, Director
                                  and on behalf of
                                  Household Finance Corporation

                                  Exhibit Index
                                 --------------

              12      Statement of Computation of Ratio of Earnings to Fixed
                      Charges.

              27      Financial Data Schedule.

              27.1    Restated Financial Data Schedule

              99.1    Debt Securities Ratings.