Form 10-K
period 1999-12-31
HOUSEHOLD FINANCE CORP
filed 2000-03-24
CIK 48681

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

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                          Commission file number 1-75

                         Household Finance Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                               6-1239445
       (State of incorporation)         (I.R.S. Employer Identification No.)


           2700 Sanders Road                            60070
      Prospect Heights, Illinois                     (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (847) 564-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
                     Title of each class                   on which registered
                     -------------------                  ---------------------
      9% Senior Subordinated Notes, due September 28,    New York Stock Exchange
       2001
      9 5/8% Senior Subordinated Notes, due July 15,
       2000                                              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 16, 2000, there were 1,000 shares of registrant's common stock outstanding, all of which are owned by Household International, Inc.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART/Item No.                                                             Page
 -------------                                                             ----
 PART I.
 Item 1.       Business..................................................     3
               Cautionary Statement on Forward-Looking Statements........     3
 Item 2.       Properties................................................     4
 Item 3.       Legal Proceedings.........................................     4
 Item 4.       Submission of Matters to a Vote of Security Holders.......     4

 PART II.
 Item 5.       Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................     4
 Item 6.       Selected Financial Data...................................     5
 Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................     5
 Item 7A.      Quantitative and Qualitative Disclosure About Market
               Risk......................................................    23
 Item 8.       Financial Statements and Supplementary Data...............    23
 Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................    23

 PART III.
 Item 10.      Directors and Executive Officers of the Registrant........    23
 Item 11.      Executive Compensation....................................    23
 Item 12.      Security Ownership of Certain Beneficial Owners and
               Management................................................    23
 Item 13.      Certain Relationships and Related Transactions............    23

 PART IV.
 Item 14.      Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K..................................................    23
               Financial Statements......................................    23
               Reports on Form 8-K.......................................    24
               Exhibits..................................................    24

 Signatures...............................................................   25

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

 Consolidated Statements of Cash Flows....................................  F-4

 Consolidated Statements of Changes in Preferred Stock and Common
  Shareholder's Equity....................................................  F-5

 Notes to Consolidated Financial Statements...............................  F-7

 Selected Quarterly Financial Data (Unaudited)............................ F-35

                                    PART I.

Item 1. Business.

   Household Finance Corporation ("HFC") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC and its subsidiaries may also be referred to in this Form 10-K as "we", "us" or "our." On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Upon completion of the merger, substantially all of the net assets of Beneficial were contributed by Household International to HFC. We primarily offer home equity loans, auto finance loans, MasterCard* and VISA* credit cards, private label credit cards, tax refund anticipation loans ("RAL") and other types of unsecured loans to consumers in the United States. We also have commercial loans and leases, periodic payment annuities, and corporate owned life insurance products which we no longer offer. Prior to December 1998 when the holding company for Beneficial's international operations was merged with an affiliate, we also provided our consumer lending products to consumers in the United Kingdom and Canada. Loans are marketed through branch lending offices, direct mail, Internet applications and telemarketing as well as through dealer networks and retail stores in connection with our private label business. We also purchase loans of a similar nature from other lenders and affiliates. Our MasterCard and Visa credit cards are also offered primarily via strategic affinity relationships. Our subsidiaries generally service these loans, including loans made by the credit card operations of Household International. Where applicable laws permit, credit and specialty insurance is offered to our customers in connection with our products in the United States and Canada, and prior to December 1998, in the United Kingdom. Such insurance is generally written directly by, or reinsured with one of our affiliates.

   We have one reportable segment referred to as Consumer, which includes our branch-based and correspondent consumer finance, private label, auto finance and our MasterCard and Visa businesses. Information about operating segments which are not individually reportable are included in the "All Other" caption within our segment disclosure which also includes our insurance, RAL and commercial businesses, our corporate and treasury activities, and, prior to June 30, 1998, Beneficial's international operations.

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

  . changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, recession, employment and currency fluctuations;

  . consumer perception of the availability of credit, including price competition in the market segments we target, and the ramifications or ease of filing for personal bankruptcy;
--------
   * MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

  . the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas;

  . continued consumer acceptance of our distribution systems and demand for our loan products;

  . changes associated with, as well as the difficulty in integrating systems, operational functions and cultures of any organization we acquire;

  . the continued repositioning of our MasterCard/Visa business to further penetrate selected consumer segments; and

  . the ability to attract and retain qualified branch personnel to expand the sales operations of our consumer finance business.

Item 2. Properties.

   Substantially all of our branch offices, servicing locations and headquarters space is leased, except for a credit card processing facility located in Las Vegas, Nevada and a processing center in Tampa, Florida. We believe that such properties are in good condition and are adequate to meet our current and reasonably anticipated needs.

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

   During the past several years, the press has widely reported certain industry related concerns which may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the states of Alabama and Mississippi and the large punitive awards obtained from juries in those states. Like other companies in this industry, we and some of our subsidiaries are involved in a number of lawsuits pending against us in Alabama and Mississippi, many of which relate to the financing of satellite television broadcast receivers. We discontinued financing such receivers in 1995. The Alabama and Mississippi cases generally allege inadequate disclosure or misrepresentation of financing terms. In many suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions. The judicial climate in Alabama and Mississippi is such that the outcome of all of these cases is unpredictable. Although we believe we have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of these claims have been partially covered by insurance.

   Prior to Household International's merger with Beneficial, Beneficial was involved in litigation with the Internal Revenue Service ("IRS") over matters relating to a former insurance subsidiary that occurred in the mid-to late 1980's. In 1999, a settlement was reached with the IRS and filed with the U.S. Tax Court. This settlement did not result in any loss to us in excess of the amounts accrued for this matter by Beneficial.

Item 4. Submission of Matters to a Vote of Security Holders.

   Omitted.

                                   PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no public market in HFC's common stock.

   HFC paid cash dividends to Household International of $803 million in 1999, $690 million in 1998 and $250 million in 1997. Beneficial paid cash dividends of $75.4 million in 1998 and $200.7 million (including $80.0 million of treasury share purchases) in 1997. In addition, HFC paid cash dividends on its preferred stock of $4.6 million in 1997.

Item 6. Selected Financial Data.

   Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             FINANCIAL HIGHLIGHTS
                Household Finance Corporation and Subsidiaries

                                   1999            1998               1997
                              --------------  --------------     --------------
                              (All dollar amounts are stated in millions)
Year ended December 31(1)
Net income..................  $      1,019.9  $        304.9(2)  $        767.1
                              --------------  --------------     --------------
Key Performance Ratios
Return on average owned
 assets.....................            2.25%            .73%(2)           2.01%
Return on average managed
 assets.....................            1.78             .53(2)            1.42
Return on average common
 shareholder's equity.......            17.5             5.1(2)            15.4
Managed net interest margin.            8.42            8.09               8.03
Managed consumer net
 chargeoff ratio............            4.20            4.21               3.69
                              --------------  --------------     --------------
At December 31(1)
Total assets:
  Owned.....................  $     46,815.2  $     42,363.0     $     39,448.9
  Managed(3)................        59,527.0        55,062.2           57,491.9
Managed receivables(4)......        50,961.9        47,145.2           50,426.3
Debt to equity ratio........           6.6:1           5.9:1              5.3:1
                              --------------  --------------     --------------

--------
(1) On June 30, 1998, Household International merged with Beneficial. Upon completion of the merger, substantially all of the net assets of Beneficial were contributed by Household International to HFC. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods prior to the merger have been restated.
(2) Excluding merger and integration related costs of $751.0 million after-tax and the $118.5 million after-tax gain on the sale of Beneficial's Canadian operations, operating net income was $937.4 million, the return on average owned assets was 2.24 percent, the return on average managed assets was 1.64 percent and the return on average common shareholder's equity was 15.6 percent.
(3) Our managed data includes assets on our balance sheet and those assets that we service for investors as part of our asset securitization program.
(4) Managed receivables decreased in 1998 due to the strategic repositioning of our MasterCard and Visa business, including the sale of $3.8 billion of receivables during the year.

                              OPERATIONS SUMMARY

 . Our net income increased to $1,019.9 million in 1999 compared to operating net income (net income excluding merger and integration related costs of $751.0 million after-tax related to our merger with Beneficial and the $118.5 million after-tax gain on the sale of Beneficial's Canadian operations) of $937.4 million and net income of $304.9 million in 1998. Operating net income in 1998 was up 22 percent compared to net income of $767.1 million in 1997. Our improved results were due to strong growth in our consumer finance and auto finance businesses and significant declines in operating expenses partially offset by lower revenues from our MasterCard and Visa credit card and private label businesses due to lower average receivables. Average MasterCard and Visa receivables have been impacted by attrition and our third party and affiliate sales due to the repositioning of this business. Average private label receivables have been impacted by new volume being originated by an affiliate as described below.

 . Core managed receivables grew 8 percent to $50.3 billion in 1999. Growth was strongest in our consumer finance business, which includes our home equity and unsecured products, and auto finance business. Excluding MasterCard and Visa receivables which declined $.6 billion, our managed portfolio grew 11 percent in 1999. Our MasterCard and Visa portfolio declined due to attrition associated with the repositioning of our portfolio which commenced in 1998 and was partially offset by solid growth in our Union Privilege affinity portfolio in the second half of the year. In late 1998, an affiliate began originating substantially all private label receivables generated from new merchant relationships. This change has resulted in an overall decrease in our private label portfolio, further tempering overall growth in our core managed receivables.

 . Our return on average common shareholder's equity ("ROE") rose to 17.5 percent in 1999 compared to 15.6 percent in 1998, excluding merger and integration related costs and the gain on sale of Beneficial Canada, and
  15.4 percent in 1997. Our return on average owned assets ("ROA") was 2.25 percent in 1999 compared to 2.24 percent in 1998, excluding the nonrecurring items, and 2.01 percent in 1997. Our return on average managed assets ("ROMA") improved to 1.78 percent in 1999 compared to 1.64 percent in 1998, excluding the nonrecurring items, and 1.42 percent in 1997. Including the merger and integration related costs and the gain on sale of Beneficial Canada, ROE was 5.1 percent, ROA was .73 percent and ROMA was .53 percent in 1998. Our operating net income, ROA, ROMA and ROE have increased over the past three years as a result of our focus on higher-return core businesses and improved efficiency. We expect this trend to continue as we focus on growth of these higher return core businesses.

 . Our consolidated managed net interest margin expanded to 8.42 percent in 1999 from 8.09 percent in 1998 and 8.03 percent in 1997. Our margins have increased because we have continued to raise the interest rates we charge on our MasterCard and Visa and other unsecured products while lowering our cost of funds. Interest rates decreased during the last half of 1998 and increased during the last half of 1999, and the timing of the changes resulted in a lower average rate in 1999 than in 1998. The increase in net interest margin from repricing and lower cost of funds was partially offset by a higher mix of secured loans in our portfolio. Secured loans carry a lower yield than unsecured products because they experience lower credit losses.

Acquisitions and Dispositions

 . In August 1999, we acquired all of the outstanding capital stock of Decision
  One Mortgage Company LLC ("Decision One") for approximately $60 million. Decision One originates loans through a 30-state broker network and packages them for sale to investors. The acquisition was accounted for as a purchase and, accordingly, earnings from Decision One have been included in our results of operations subsequent to the acquisition date.

 . On June 30, 1998, Household International merged with Beneficial, a consumer finance holding company headquartered in Wilmington, Delaware. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household International common stock, resulting in the issuance of approximately 168.4 million shares of common stock. Each share of Beneficial $5.50 Convertible Preferred Stock (the "Beneficial Convertible Stock") was converted into the number of shares of Household International common stock the holder would have been entitled to receive in the merger had the Beneficial Convertible Stock been converted into shares of Beneficial common stock immediately prior to the merger. Additionally, each other share of Beneficial preferred stock outstanding was converted into one share of a newly-created series of Household International preferred stock with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests and, therefore, the consolidated financial statements include the results of operations, financial position, and changes in cash flows of Beneficial for all periods presented.

 In connection with the Beneficial merger, Household International and HFC established an integration plan. The plan was approved by the appropriate levels of management and identified activities that would not be continued as a result of the merger and the related costs of exiting those activities. Our plan also identified the number of employees who would be involuntarily terminated and established the benefit levels those employees would receive upon termination. These benefit levels were communicated to employees in April 1998. Pursuant to our plan, we accrued pretax merger and integration related costs of approximately $1 billion ($751 million after-tax) in 1998 which have been reflected in the statement of income in total costs and expenses. The merger and integration plan was completed during 1999. The costs incurred to execute the plan were consistent with our originally estimated cost of $1 billion.

 The merger and integration costs were comprised of the following:

                                                           Restructure           Restructure
                                           1998 Activity     Reserve               Reserve
                             Restructure -----------------  Balance at    1999    Balance at
                             Reserve at    Cash   Non-Cash December 31,   Cash   December 31,
                              Inception  Payments  Items       1998     Payments     1999
                             ----------- -------- -------- ------------ -------- ------------
                                                      (In millions)
   Employee termination
    costs..................    $  270     $(240)               $30        $(30)       --
                               ------     -----    -----       ---        ----      -----
   Facility closures:
    Lease termination
     costs:
     Beneficial corporate
      office...............       100      (100)               --                     --
     Branch offices and
      other operating
      facilities...........       142      (115)                27         (27)       --
     Fixed asset
      writedowns...........        40              $ (40)      --                     --
     Vendor contract
      termination
      penalties............        37       (14)                23         (23)       --
                               ------     -----    -----       ---        ----      -----
   Total facility closure
    costs..................       319      (229)     (40)       50         (50)       --
                               ------     -----    -----       ---        ----      -----
   Asset writedowns to
    reflect modified
    business plans:
     Goodwill and other
      intangibles..........       183               (183)      --                     --
     Real estate interests.        68                (68)      --                     --
                               ------     -----    -----       ---        ----      -----
   Total asset writedowns..       251       --      (251)      --          --         --
                               ------     -----    -----       ---        ----      -----
   Investment banking fees.        75       (75)               --                     --
   Legal and other
    expenses...............        25       (25)               --                     --
   Debt prepayment
    premiums...............        60       (60)               --                     --
                               ------     -----    -----       ---        ----      -----
                               $1,000     $(629)   $(291)      $80        $(80)       --
                               ======     =====    =====       ===        ====      =====

 Employee termination costs of $270 million (of which $86 million related to key executives with pre-existing severance agreements) were accrued to cover costs related to approximately 3,000 employees whose functions were eliminated due to redundancy and consolidation of branches, corporate staff and back office operations. As of December 31, 1998, substantially all identified employees had been severed and approximately $240 million of severance payments had been made to terminated employees. The remaining $30 million was paid in 1999 pursuant to our plan.

 Facility closure costs of $319 million were accrued related to planned costs to be incurred in connection with the exiting of the Beneficial corporate office lease, early termination of branch offices and other operating facility leases and the cancellation of contracts with third party vendors, primarily for technology, whose services would no longer be required. The accrual for facility closures included lease termination and other exit costs for closures of 335 duplicative U.S. and U.K. branch offices and 8 redundant operating centers as well as fixed asset write downs primarily related to the closed facilities. In November 1998, we entered into an agreement to sublease the Beneficial corporate offices to a third party to whom we paid total consideration of approximately $100 million. As of December 31, 1998, $115 million of lease termination and other costs for closed branch offices and operating centers had been incurred. The remaining $27 million in lease termination costs were incurred in 1999. In addition, $14 million of charges were incurred in 1998 due to early termination of third party vendor contracts. During 1999, the termination of vendor contracts was completed and the remaining $23 million of charges were incurred.

 In connection with the merger, we re-assessed Beneficial's existing business plans and assumptions used in evaluating goodwill and other related intangibles related to various operations, loan product and acquired receivable portfolios. Our plan identified modifications to these existing business plans. In connection with these modifications, we utilized discounted cash flow analysis to value the related goodwill and other intangible assets using assumptions which reflected our modified business plans. As a result of our analysis, we wrote off goodwill and other related intangible assets of $183 million to their estimated fair values. None of the items included in the goodwill and other intangibles classification were individually significant to warrant separate disclosure. In addition, we wrote down real estate interests to reflect their net realizable values. Assets held for disposal are not material.

 We and Beneficial incurred merger-related investment banking fees of $75 million and legal and other expenses of $25 million. In addition, in order to align the asset liability position of the combined company, we paid $60 million in prepayment premiums to retire outstanding debt.

 The merger and integration related costs included approximately $291 million in non-cash charges. Cash payments of $709 million were funded through our existing operations. In addition, tax benefits of approximately $249 million were recorded.

 . In December 1998, BFC Insurance Agency of America ("BFCIAA"), the holding company of Beneficial's foreign operations, was merged with and into Household Global Funding, Inc. ("Global"), an affiliate of HFC and a wholly-owned subsidiary of Household International. HFC received cash of approximately $340.0 million from Global equal to the net book value of the assets transferred and liabilities assumed. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC exclude the results of operations of BFCIAA subsequent to June 30, 1998, the date which BFCIAA came under the control of Household International.

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

 . In June 1997, Household International and a wholly-owned subsidiary of HFC acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation for $1.1 billion. We also repaid $2.7 billion of debt that TFS owed to affiliates of Transamerica Corporation. The acquisition strengthened our core consumer finance operations by adding new markets, new customer accounts, seasoned employees and receivables secured by collateral. In June 1997, we received a capital contribution from Household International of $976.5 million which was used to repay certain short-term borrowings in connection with the acquisition of TFS.

 . In October 1997, Household International and its wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company, for approximately 4.2 million shares of common stock and cash. Upon the consummation of this transaction, Household International contributed the investment in ACC to HFC. This purchase expanded our business of making loans to non-prime borrowers secured by automobiles, primarily used vehicles sold through franchised dealers, and increased our market share in the non-prime auto finance market.

 . In December 1997, Beneficial acquired Endeavour Personal Finance Ltd.
  ("Endeavour"), including receivables of approximately $250 million.

   All of the 1997 acquisitions were accounted for as purchases. Thus, our statement of income for 1997 included the results of operations of TFS, ACC and Endeavour from the closing dates of the transactions.

Segment Results

   Our Consumer segment's earnings were flat compared to 1998, but higher compared with 1997. Net income was $883.6 million in 1999 compared with $880.1 million in 1998 and $725.3 million in 1997. In 1999, improved operating results in our consumer finance business was offset by lower net interest margin and other revenues from our MasterCard and Visa portfolio due to lower average receivables as a result of prior restructuring initiatives and lower net income from our private label business due to lower average receivables as an affiliate now originates these receivables. Improved results in 1998 as compared with 1997 reflected higher net interest margin and fee income due mainly to higher average receivables. Results for 1999 and 1998 also reflect efficiencies achieved as Beneficial's branch operations were integrated with HFC's. Managed receivables grew to $50.7 billion at year-end 1999, up 8 percent from $46.8 billion in 1998 and 1997. Our higher managed receivables in 1999 were driven by solid growth in home equity, other unsecured and auto finance receivables. This growth was partially offset by attrition in our MasterCard and Visa portfolio due to the repositioning initiatives which commenced in 1998 and a decrease in private label receivables as a result of our affiliate originating substantially all receivables generated from new merchant relationships which began late in 1998. Managed receivable levels at year-end 1998 reflect the sale of $1.9 billion of non-core receivables to third parties in the fourth quarter of 1998 and the sale of $1.9 billion of GM Card receivables to an affiliate in the second quarter of 1998 which masked the solid growth in our home equity, other unsecured and auto finance receivables during 1998.

   We completed the following repositioning initiatives during 1999 which were initiated in 1998 to improve receivable growth and overall profitability of our MasterCard and Visa business:

 . During the second quarter we repriced the Union Privilege portfolio, our affinity card relationship with the AFL-CIO labor federation. This repricing resulted in higher revenues and lower than expected attrition. We also implemented initiatives to increase receivables such as expanding risk-based underwriting, improving our capabilities in credit line assignments and customer retention and testing new products. These initiatives resulted in approximately 8 percent growth in the portfolio and more new accounts during the second half of 1999.

 . We repositioned our Household Bank branded portfolio to target our traditional middle-market customer. In early 1999, we entered into a marketing alliance with Renaissance Holdings, Inc. ("Renaissance"), a privately held issuer of secured and unsecured credit cards to non-prime consumers, to facilitate this effort. The success of this alliance led to our parent's February 2000 acquisition of Renaissance.

 . Return on average owned assets was 2.25 percent in 1999 compared with 2.52 percent in 1998 and 2.08 percent in 1997. Return on average managed assets was 1.72 percent in 1999 compared with 1.75 percent in 1998 and 1.45 percent in 1997.

                             BALANCE SHEET REVIEW

   Receivables growth has been a key contributor to our improved results. The strongest growth came in our consumer finance business, which includes home equity and unsecured products, and our auto finance business.

 . Our managed assets (total assets on our balance sheet plus receivables serviced with limited recourse) increased $4.4 billion to $59.5 billion at December 31, 1999. Managed core receivables, which exclude commercial receivables, increased 8 percent in 1999. Our growth was slowed by attrition associated with the repositioning of our MasterCard and Visa portfolio which continued into the first half of 1999 and changes in our private label portfolio. Beginning in late 1998, an affiliate began originating substantially all private label receivables generated from new merchant relationships. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in an overall decrease in our private label portfolio.

The growth in the managed portfolio is shown in the following table:

                                           Increase (Decrease) Increase (Decrease)
                         December 31, 1999    in 1999/1998        in 1998/1997
                         ----------------- ------------------- -------------------
                                (All dollar amounts are stated in millions)
Managed receivables:
  Home equity...........     $23,503.3              13%                 12%
  Auto finance..........       3,031.8              72                 102
  MasterCard/Visa.......       6,567.2              (9)                (39)
  Private label.........       6,497.5             (17)                (10)
  Other unsecured.......      10,686.8              21                   3
                             ---------             ---                ----
    Core products(1)....      50,286.6               8                  (4)
                             ---------             ---                ----
Commercial..............         675.3              (1)                (21)
Discontinued
 products(2)............           --              --                 (100)
                             ---------             ---                ----
    Total...............     $50,961.9               8%                 (7)%
                             =========             ===                ====

--------
(1) Excluding MasterCard and Visa, core product growth was 11 percent in 1999 and 7 percent in 1998.
(2) Discontinued products include receivables relating to Beneficial's disposed Canadian operations in March 1998 and German operations in April 1998.

 . Our distribution channels and growth strategies vary across product lines.
  The consumer finance business originates real estate and unsecured products through its retail branch network, correspondents, direct mail, telemarketing and Internet applications. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. Private label receivables are purchased from an affiliate. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays and promotional activity associated with our affinity relationship. We also supplement internally generated receivable growth with opportunistic portfolio acquisitions.

 The potential for selling more products to existing customers is an identified growth opportunity and results from our broad product array, recognized brand names, varied distribution channels, and large, diverse customer base. During 1999, we expanded these cross-selling initiatives, including selling credit cards to home equity, private label and RAL customers. We also believe the internet will be an increasingly important distribution channel for our lending products and will enable us to expand into new customer segments and service current customers in a cost-effective manner.

 . Home equity receivables increased 13 percent to $23.5 billion during 1999.
  Strong growth in our HFC and Beneficial branches and correspondent business resulted from several factors. First, the productivity of our branch account executives increased due to installation of our loan system into Beneficial's branches. Momentum in our branches is strong and we continue to build our strength by adding branch sales people and increasing our cross-selling programs. Second, we benefited from the failure of several of the monoline home equity loan players as reduced competition positively affected pricing, origination and retention. Third, improved customer service and retention programs resulted in lower attrition. Finally, we acquired 2 portfolios totaling approximately $1.5 billion.

 Our auto finance receivables increased $1.3 billion to $3.0 billion during 1999. This business benefited from continued industry consolidation and an expanded sales force which increased our dealer relationships by over 50 percent. Over one-third of auto receivable growth came from our new Millennium product. We believe this product enables us to target higher quality customers at competitive rates and to balance our non-prime and subprime segments. In addition to its positive impact on receivable growth, the Millennium product should also positively impact our credit loss characteristics over time.

 Private label receivables decreased 17 percent to $6.5 billion during 1999 due to the affiliate originations discussed above.

 Other unsecured receivables were up 21 percent to $10.7 billion during 1999, due to strong growth in our consumer finance branches. We realized a full year's benefits of offering products to Beneficial customers which were not available prior to the merger. New customer growth also contributed to the higher receivables.

 MasterCard and Visa receivables declined 9 percent to $6.6 billion during 1999. The decrease, principally due to the repositioning of our MasterCard and Visa portfolio in late 1998 and the first half of 1999, was partially offset by growth in our Union Privilege portfolio.

 . Owned assets totaled $46.8 billion at December 31, 1999 and $42.4 billion at year-end 1998. Owned receivables may vary from period to period depending on the timing and size of asset securitization transactions. We had initial securitizations, excluding replenishments of prior securitizations, of $3.9 billion of receivables in 1999 and $2.9 billion in 1998. We refer to the securitized receivables that are serviced for investors and not on our balance sheet as our off-balance sheet portfolio.

 . The managed consumer two-months-and-over contractual delinquency ratio was
  5.45 percent at December 31, 1999 compared with 5.41 percent at December 31, 1998. The 1999 managed consumer net chargeoff ratio was 4.20 percent compared with 4.21 percent in 1998 and 3.69 percent in 1997.

 . The owned consumer two-months-and-over contractual delinquency ratio was
  5.58 percent at December 31, 1999 compared with 5.49 percent at December 31, 1998. The 1999 owned consumer net chargeoff ratio was 3.98 percent compared with 3.89 percent in 1998 and 3.46 percent in 1997.

 . Our managed credit loss reserves were $2.2 billion at December 31, 1999 compared with $2.1 billion at December 31, 1998. Credit loss reserves as a percent of managed receivables were 4.33 percent at December 31, 1999 compared with 4.47 percent at year-end 1998.

 . Our owned credit loss reserves were $1.5 billion at December 31, 1999 compared with $1.4 billion at December 31, 1998. Credit loss reserves as a percent of owned receivables were 3.84 percent at December 31, 1999 compared with 4.21 percent at year-end 1998. The decline in this ratio reflects a growing percentage of real estate secured receivables and the run-off of Household Bank branded MasterCard and Visa receivables which have higher loss rates.

 . Our debt to equity ratio was 6.6 to 1 at December 31, 1999 compared with 5.9 to 1 at December 31, 1998. The increase in the ratio was due to higher debt levels primarily attributable to higher average owned receivables at December 31, 1999.

                          STATEMENT OF INCOME REVIEW

Net Interest Margin

   Our net interest margin expanded to $3,054.4 million for 1999, up from $2,622.4 million in 1998 and $2,386.7 million in 1997. As a percent of average owned interest-earning assets, net interest margin was 7.91 percent in 1999,
7.53 percent in 1998, and 7.49 percent in 1997. The dollar increase in 1999 was due to growth in average owned interest-earning assets and higher interest spreads. The interest spread represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets. Although interest rates decreased during the last half of 1998 and increased during the last half of 1999, the timing of these rate changes resulted in a lower average rate for 1999 than for 1998. Net interest margin is also affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization related income.

   Net interest margin on a managed basis, which assumes receivables securitized were held in our portfolio, increased to $4,262.3 million for 1999, up from $4,049.8 million in 1998 and $3,827.8 million in 1997 due to receivable growth. The net interest margin percentage on a managed basis increased to 8.42 percent from 8.09 percent in 1998 and 8.03 percent in 1997. During 1999, pricing improvements in our MasterCard and Visa and other unsecured portfolios were partially offset by an increase in the percentage of secured loans, which carry a lower yield than unsecured products. The 1998 increase was also slightly offset by lower margin from a higher mix of secured loans in the portfolio. Lower cost of funds contributed to increases in both years.

   Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because auto finance, MasterCard and Visa, and other unsecured receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio.

Provision for Credit Losses

   The provision for credit losses includes current period credit losses and an amount which we believe is sufficient to maintain reserves for credit losses at a level that reflects known and inherent risks in the portfolio. The managed basis provision for credit losses also includes the over-the-life reserve requirement established on the off-balance sheet portfolio when receivables are securitized.

   The provision for credit losses on an owned basis totaled $1,407.4 million in 1999 compared to $1,253.1 million in 1998 and $1,252.1 million in 1997. The increase was due to higher chargeoffs in our unsecured and private label portfolios. The provision for credit losses on an owned basis may vary from year to year, depending on the amount of securitizations in a particular period. As a percent of average owned receivables, the provision was 3.81 percent compared to 3.68 percent in 1998 and 3.98 percent in 1997. The increase in this ratio is primarily due to increased provision for unsecured and private label receivables.

Other Revenues

   Total other revenues on an owned basis were $1,886.0 million in 1999, $2,485.4 million in 1998, and $2,562.8 million in 1997. Total other revenues in 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations.

   Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest margin, fee and other income, and provision for credit losses related to those receivables. Securitization income declined to $794.9 million in 1999, from $1,058.5 million in 1998 and $1,232.0 million in 1997. The decrease in 1999 was due to lower average securitized receivables. Securitization income was lower in 1998 compared with 1997 as we securitized fewer receivables.

   Insurance revenues of $357.7 million in 1999 were up slightly from $352.9 million in 1998 and 1997. The increase reflects increased sales on a larger loan portfolio and improved retention in our consumer finance branch systems.

   Investment income includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $154.4 million in 1999 compared with $146.7 million in 1998 and $152.6 million in 1997. The increase in 1999 was due to higher average investment balances. The decrease in 1998 was due to lower average investment balances and yields.

   Fee income includes revenues from fee-based products such as credit cards. Fee income was $414.1 million in 1999, $498.7 million in 1998, and $514.8 million in 1997. The decreases reflect the impact of lower average credit card receivables due to the previously discussed repositioning of the credit card portfolio, which included the sale of $3.8 billion of receivables in 1998. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period.

   Other income, which includes revenue from our RAL business, was $164.9 million in 1999, $239.2 million in 1998, and $310.5 million in 1997. The decline in 1999 was attributable to lower non-recurring gains on sales of non-strategic assets and lower commercial income partially offset by higher RAL income. The 1999 RAL increase was primarily due to a higher number of electronic filings of tax returns and smooth refund processing with the Internal Revenue Service ("IRS"). The decrease in 1998 was due to lower RAL income as measures taken by the IRS delayed payment on the returns of selected taxpayers claiming an earned income tax credit. Other income in 1997 included non-recurring gains on the sales of MasterCard and Visa receivables from our non co-branded portfolio and a gain from the sale of a Beneficial life insurance portfolio.

Expenses

   Total costs and expenses were $1,962.3 million in 1999, $3,188.0 million in 1998, and $2,538.7 million in 1997. Expenses in 1998 include merger and integration related costs of $1.0 billion. Expenses in 1997 include $90 million of Beneficial non-operating charges (including a $59 million provision for the planned disposition of Beneficial's German operations) and expenses related to Beneficial's Canadian and German operations which were sold in early 1998.

   Operating expenses, excluding the one-time merger related costs of $1.0 billion, were down in 1999 and 1998. Cost savings and operating efficiencies from the Beneficial integration and continued cost control efforts resulted in lower occupancy and equipment, salaries and fringe benefits and other costs. Integration-related decreases in salaries and fringe benefits were offset by growth throughout our businesses. In connection with the Beneficial merger, we originally estimated annual pretax cost savings of approximately $350 million through the elimination of redundant staff functions and corporate overhead, consolidation of product lines, key data-processing and back office functions and the elimination of certain duplicate or excess office facilities. As of December 31, 1999, we had achieved savings on a run rate basis which were consistent with our expectations.

   Salaries and fringe benefits were $964.9 million in 1999, up from $921.7 million in 1998 and $925.3 million in 1997. The increase was mostly due to higher sales incentives for our consumer finance branch employees and more employees in our auto finance business, both directly related to receivables growth. These increases were partially offset by efficiencies resulting from Beneficial staff reductions.

   Occupancy and equipment expense was $218.8 million in 1999 compared with $266.3 million in 1998 and $295.9 million in 1997. The reductions were primarily due to the elimination of duplicate branch offices and operating centers, including the sublease of the Beneficial office complex in Peapack, New Jersey, as a result of the Beneficial merger.

   Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $158.6 million in 1999 compared to $205.8 million in 1998 and $280.7 million in 1997. The decrease in 1999 was due to lower spending on marketing programs on our Household Bank branded MasterCard and Visa portfolio. Amounts for 1997 included marketing initiatives for several Beneficial private label merchants.

   Other servicing and administrative expenses were $252.0 million in 1999, $417.8 million in 1998, and $656.5 million in 1997. The decreases were primarily due to the consolidation of Beneficial's operations which provided cost savings in system and administrative costs. Included in 1997 is Beneficial's non-operating charge of $90 million and the expenses related to Beneficial's Canadian and German operations sold in early 1998.

   Amortization of acquired intangibles and goodwill was $143.3 million in 1999, $168.8 million in 1998, and $143.4 million in 1997. The decrease in 1999 reflects lower levels of intangible assets resulting from the Household Bank branded credit card portfolio sales in 1998. The increase in 1998 reflects higher goodwill from our acquisitions of TFS and ACC in 1997.

   Policyholders' benefits were $224.7 million in 1999, $207.6 million in 1998, and $236.6 million in 1997. The increase in the 1999 expense is consistent with the increase in insurance revenues resulting from increased policy sales. The lower expense in 1998 was due to fewer policies in our life insurance business.

   Income taxes. The effective tax rate was 35.1 percent in 1999, 36.5 percent in 1998 (excluding merger and integration related costs and the gain on sale of Beneficial Canada) and 33.8 percent in 1997.

                                CREDIT QUALITY

Delinquency and Chargeoffs

   Our delinquency and net chargeoff ratios reflect, among other factors, the quality of receivables, the average age of our loans, the success of our collection efforts and general economic conditions. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

   We track delinquency and chargeoff levels on an owned and a managed basis. We apply the same credit and portfolio management procedures to both our owned and off-balance sheet portfolios. Our focus is to use risk-based pricing and effective collection efforts for each loan. We have a process which we believe gives us a reasonable basis for predicting the asset quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers is helpful in managing net credit losses. Despite these efforts to manage in the current credit environment, bankruptcies remain an industry-wide issue and are harder to predict.

   During 1999, our delinquency and net chargeoff levels were positively affected by lower bankruptcies but were negatively affected by the continued maturing of our receivables.

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

Consumer Two-Month-and-Over Contractual Delinquency Ratios

                                  1999 Quarter End        1998 Quarter End
                                 ----------------------  ----------------------
                                  4     3     2     1     4     3     2     1
                                 ----  ----  ----  ----  ----  ----  ----  ----
Managed:
Home equity..................... 3.34% 3.42% 3.09% 3.36% 3.55% 3.59% 3.39% 3.59%
Auto finance.................... 2.44  2.26  1.87  1.74  2.29  2.05  1.67  1.84
MasterCard/Visa................. 3.46  3.90  3.73  4.69  5.19  4.67  4.35  3.32
Private label................... 9.30  9.69  8.46  8.00  7.38  7.32  6.27  6.22
Other unsecured................. 9.83  9.58  9.12  8.62  8.86  9.15  8.74  8.22
                                 ----  ----  ----  ----  ----  ----  ----  ----
Total Managed................... 5.45% 5.57% 5.14% 5.22% 5.41% 5.39% 5.03% 4.79%
                                 ====  ====  ====  ====  ====  ====  ====  ====
Total Owned..................... 5.58% 5.92% 5.28% 5.34% 5.49% 5.50% 4.99% 4.67%
                                 ====  ====  ====  ====  ====  ====  ====  ====

   Our managed consumer delinquency ratio at year end declined from the third quarter level, reflecting solid improvement in our home equity, MasterCard and Visa and private label portfolios. The trend towards lower delinquency in our MasterCard and Visa portfolio over the past several quarters is the result of run-off associated with our Household Bank branded portfolio, tightened credit extension policies and re-engineered collection efforts. Our improved home equity delinquency reflects the growing percentage of loans in our portfolio on which we hold a first lien position. The increase in our other unsecured delinquency reflects the continued seasoning of our Beneficial unsecured products.

   The increase in the managed delinquency ratio from a year ago reflects seasoning in our private label and other unsecured portfolios which was substantially offset by improvements in our MasterCard and Visa portfolio. The year-over-year trends in other unsecured and MasterCard and Visa delinquencies are consistent with the quarter-over-quarter trends discussed above. Private label delinquencies have been impacted by reductions in the portfolio balance as more originations are booked by our affiliate.

   Our owned delinquency ratio increased slightly from the prior year. Improvements in home equity and in particular, MasterCard and Visa delinquency, were more than offset by higher private label and other unsecured delinquency due to the same factors which drove managed delinquency for these products. Owned delinquency by product is higher for MasterCard and Visa, private label and other unsecured receivables due to the retention of receivables on balance sheet that do not meet the eligibility requirements for securitization.

Consumer Net Chargeoff Ratios

                                   1999 Quarter Annualized               1998 Quarter Annualized
                         Full Year --------------------------  Full Year --------------------------  Full Year
                           1999      4      3      2      1      1998      4      3      2      1      1997
                         --------- -----  -----  -----  -----  --------- -----  -----  -----  -----  ---------
Managed:
Home equity.............    .56%     .56%   .58%   .62%   .48%    .58%     .65%   .68%   .40%   .58%    .58%
Auto finance............   4.96     5.44   4.55   4.41   5.45    5.39     5.63   4.89   5.18   5.95    4.68
MasterCard/Visa.........   8.04     6.13   7.04   9.24   9.60    6.29     7.66   6.98   5.31   5.65    5.35
Private label...........   7.50     8.60   7.63   7.24   6.66    6.05     6.22   5.46   6.43   6.02    4.84
Other unsecured.........   7.51     8.29   8.19   6.27   7.16    7.90     7.89   8.66   8.13   6.91    6.37
                           ----    -----  -----  -----  -----    ----    -----  -----  -----  -----    ----
Total Managed...........   4.20%    4.25%  4.21%  4.05%  4.30%   4.21%    4.35%  4.36%  4.10%  4.04%   3.69%
                           ====    =====  =====  =====  =====    ====    =====  =====  =====  =====    ====
Total Owned.............   3.98%    4.17%  4.00%  3.68%  4.07%   3.89%    4.06%  3.94%  3.82%  3.74%   3.46%
                           ====    =====  =====  =====  =====    ====    =====  =====  =====  =====    ====

   During the fourth quarter, we saw continued improvement in our MasterCard and Visa portfolio as our credit card business posted its third consecutive quarter of lower chargeoff. This improvement was partially offset by the impact of our delinquent private label purchases and seasonality in our private label and auto finance portfolios.

   The managed consumer net chargeoff ratio for 1999 was 4.20 percent, compared with 4.21 percent in 1998, and 3.69 percent in 1997. The 1999 ratio reflected lower home equity, auto finance and other unsecured chargeoffs and a lower chargeoff contribution to the total portfolio from our MasterCard and Visa portfolio due to lower average receivables. Our overall MasterCard and Visa chargeoff ratio was up in 1999, reflecting the impact of the repositioning of our Household Bank branded portfolio. These improvements were substantially offset by the impact of higher private label chargeoffs. The increase in 1998 was the result of higher bankruptcy chargeoffs and the continued seasoning of the private label and other unsecured portfolios.

   The factors affecting owned chargeoff trends in 1999 are consistent with those described above for our managed portfolio except for other unsecured whose chargeoff ratio increased year-over-year. Owned chargeoffs for MasterCard and Visa, other unsecured and private label are higher than managed chargeoffs due to the difference in credit quality and seasoning of the receivables which remain on our balance sheet. This resulted in an overall increase in the owned chargeoff percentage year-over-year. Chargeoffs on owned auto finance receivables are lower than managed chargeoffs due to the predominantly unseasoned nature of the receivables which remain on our balance sheet. The increase in 1998 is consistent with the factors described above for our managed portfolio.

Credit Loss Reserves

   We maintain credit loss reserves to cover probable losses of principal and interest in both our owned and off-balance sheet portfolios. We estimate losses for consumer receivables based on delinquency status and past loss experience. For securitized receivables, we also record a provision for estimated probable losses that we expect to incur over the life of the transaction. For commercial loans, we calculate probable losses by using expected amounts and timing of future cash flows to be received on loans. In addition, we provide for general loss reserves on both consumer and commercial receivables to reflect our assessment of portfolio risk factors. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of our control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

   The following table sets forth credit loss reserves for the periods indicated:

                                              At December 31
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                               (All dollar amounts are stated in millions)
Managed credit loss reserves.  $2,208.1  $2,105.3  $2,125.3  $1,745.9  $1,280.1
Reserves as a % of managed
 receivables.................      4.33%     4.47%     4.21%     3.85%     3.55%
                               ========  ========  ========  ========  ========
Owned credit loss reserves...  $1,470.7  $1,448.9  $1,417.5  $1,169.7  $  937.9
Reserves as a % of owned
 receivables.................      3.84%     4.21%     4.38%     3.84%     3.65%
                               ========  ========  ========  ========  ========

   The changes in credit loss reserves reflect the impact of a growing percentage of secured loans; improving delinquency, chargeoff, and bankruptcy trends; the 1998 sale of credit card receivables; and continued runoff of our Household Bank branded MasterCard and Visa portfolio. Home equity receivables, which have a significantly lower chargeoff rate than unsecured receivables, represent 46.1 percent of our total managed receivables and 55.6 percent of our total owned receivables at December 31, 1999 compared to 44.1 percent and
49.8 percent, respectively, in 1998. Prior to the 1998 repositioning of our MasterCard and Visa business, unsecured receivables represented a higher percentage of our portfolio and drove the increasing reserve ratios. The change in portfolio mix in 1999 is important because the loss severity for home equity loans is significantly less than that for unsecured products, such as credit cards.

Geographic Concentrations

   The state of California accounts for 17 percent of our managed domestic consumer portfolio and is the only state with more than 10 percent of this portfolio. Because of our centralized underwriting collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations.

Nonperforming Assets

                                               At December 31
                                ----------------------------------------------
                                     1999            1998            1997
                                --------------  --------------  --------------
                                (All dollar amounts are stated in millions)
Nonaccrual owned receivables..  $      1,183.7  $        822.7  $        726.0
Accruing owned consumer
 receivables 90 or more days
 delinquent...................           508.4           602.6           433.6
Renegotiated commercial loans.            12.3            12.3            12.4
                                --------------  --------------  --------------
Total nonperforming owned
 receivables..................         1,704.4         1,437.6         1,172.0
Real estate owned.............           266.6           235.1           187.8
                                --------------  --------------  --------------
Total nonperforming owned
 assets.......................  $      1,971.0  $      1,672.7  $      1,359.8
                                ==============  ==============  ==============
Nonaccrual managed
 receivables..................  $      1,610.1  $      1,165.5  $      1,121.3
Accruing managed consumer
 receivables 90 or more days
 delinquent...................           605.8           707.7           639.1
Renegotiated commercial loans.            12.3            12.3            12.4
                                --------------  --------------  --------------
Total nonperforming managed
 receivables..................         2,228.2         1,885.5         1,772.8
Real estate owned.............           266.6           235.1           187.8
                                --------------  --------------  --------------
Total nonperforming managed
 assets.......................  $      2,494.8  $      2,120.6  $      1,960.6
                                ==============  ==============  ==============
Managed credit loss reserves
 as a percent of nonperforming
 managed receivables..........            99.1%          111.7%          119.9%
                                ==============  ==============  ==============

                        LIQUIDITY AND CAPITAL RESOURCES

   Generally, we are funded independently from our parent. Cash flows, liquidity, and capital are monitored at both HFC and Household International levels. In managing capital, HFC and our wholly-owned subsidiary, Beneficial, develop targets for the ratio of equity to managed assets based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, credit loss reserve strength, risks inherent in the projected operating environment and acquisition objectives. We also specifically consider the level of intangibles arising from completed acquisitions. These targets include capital levels against both on-balance sheet assets and our off-balance sheet portfolio. We paid cash dividends to our parent of $803 million in 1999, $690 million in 1998 and $250 million in 1997. Beneficial paid cash dividends of $75.4 million in 1998 and $200.7 million (including $80.0 million of treasury share purchases) in 1997. We received capital contributions from our parent company of $250.0 million in 1998 and $976.5 million in 1997.

   Our major use of cash is the origination or purchase of receivables, purchases of investment securities or acquisitions of businesses. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and deposits and from the securitization of receivables, capital contributions from our parent company and cash provided by operations.

   We issue commercial paper, medium-term debt, and long-term debt primarily to wholesale investors. We market our commercial paper through an in-house sales force. We actively manage the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally established targets. Outstanding commercial paper totaled $8.1 billion at December 31, 1999 and $7.1 billion at December 31, 1998.

   We market domestic medium-term notes through investment banks and our in-house sales force. A total of $4.0 billion domestic medium-term notes was issued in 1999. To obtain a broader investment base, HFC and our subsidiary, Household Bank (Nevada) N.A., a credit card bank issuing non-GM cards, periodically issue medium-term notes in foreign markets. During 1999, $203 million in medium-term notes were issued in these foreign markets compared with $2.1 billion in 1998. In order to eliminate future foreign exchange risk, currency swaps were used to convert the notes to U.S. dollars at the time of issuance. During 1999, we also issued $4.6 billion of long-term debt with a weighted average original maturity of 7.07 years. These long-term issuances lengthened the term of our funding, reduced reliance on commercial paper and securitizations, and preserved liquidity. In November, we conveyed $.5 billion of closed end home equity loans to a Household Home Equity Loan Trust, Series 1999-1 to support the issuance of certificates from the trust.

   We had committed back-up lines of credit totaling $9.0 billion at December 31, 1999, of which $400 million was also available to our parent company. None of these back-up lines were used in 1999. In addition, none of these lines contained a material adverse change clause which could restrict availability. Our back-up lines expire on various dates from 2000 through 2004. The most restrictive financial covenant contained in the terms of our credit agreements is the maintenance of minimum shareholder's equity of $3.0 billion.

   In connection with the Beneficial merger, we repurchased approximately $.7 billion of senior and senior subordinated debt in 1998 in order to better align the asset/liability position of the combined company. These debt repurchases were funded with senior debt and other borrowings. Also, cash payments of approximately $709 million for merger and integration related costs were funded through existing operations.

   In 1998, our wholly-owned subsidiary, Beneficial, had foreign operating subsidiaries located in the United Kingdom, Canada and Germany. As previously discussed, Beneficial sold its Canadian and German operations during the first and second quarters of 1998, respectively. Additionally, the United Kingdom operations were merged with and into Household Global Funding, Inc. on December 22, 1998, effective June 30, 1998, as previously discussed.

   In 1997, we paid $1.1 billion for the stock of TFS and repaid about $2.7 billion of TFS debt owed to affiliates of Transamerica Corporation. We funded this acquisition through the issuance of commercial paper, bank and other borrowings. In addition, in 1997, we received a capital contribution of $1.0 billion from our parent company to repay debt.

Capital Expenditures

   During 1999 we made $94 million in capital expenditures compared to the prior-year level of $108 million.

Asset Securitizations

   Securitizations of consumer receivables have been, and will continue to be, a source of liquidity for us. We believe the market for securities issued by an investment grade issuer and backed by receivables is a reliable and cost-effective source of funds.

   The following table summarizes the composition of receivables securitized (excluding replenishments of certificate holder interests) during the year:

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                  (In billions)
MasterCard/Visa.................................................. $ .5 $ .8 $1.9
Auto finance.....................................................  1.4   .8  --
Home equity......................................................  --   --   1.6
Private label....................................................   .5  --    .7
Other unsecured..................................................  1.5  1.3  1.9
                                                                  ---- ---- ----
Total............................................................ $3.9 $2.9 $6.1
                                                                  ==== ==== ====

   The following table summarizes the expected amortization of our securitizations by type:

                                              At December 31, 1999
                         ---------------------------------------------------------------
                           2000     2001     2002     2003    2004  Thereafter   Total
                         -------- -------- -------- -------- ------ ---------- ---------
                                                  (In millions)
Home equity............. $1,004.9 $  599.9 $  361.0 $  307.8    --       --    $ 2,273.6
Auto finance............    713.6    533.3    350.8    208.6    --       --      1,806.3
MasterCard/Visa.........  1,011.1  1,058.5    631.7    909.1    --       --      3,610.4
Private label...........    162.5    487.5    208.3    291.7    --       --      1,150.0
Other unsecured.........  1,480.5    823.8    553.5    665.8 $227.0   $120.9     3,871.5
                         -------- -------- -------- -------- ------   ------   ---------
  Total................. $4,372.6 $3,503.0 $2,105.3 $2,383.0 $227.0   $120.9   $12,711.8
                         ======== ======== ======== ======== ======   ======   =========

   At December 31, 1999, the expected weighted average remaining life of these transactions was 1.8 years.

   For MasterCard and Visa and private label securitizations, the issued securities may pay off sooner than originally scheduled if certain events occur. One example of such an event is if the annualized portfolio yield (defined as the sum of finance income and applicable fees, less net chargeoffs) for a certain period drops below a base rate (generally equal to the sum of the rate paid to the investors and the servicing fee). For home equity and other unsecured securitizations, early pay off of the securities begins if the annualized portfolio yield falls below various limits, or if certain other events occur. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have more than adequate sources of funds if an early payoff event occurred.

   At December 31, 1999, HFC and our affiliate, Household Bank, f.s.b. have facilities with commercial banks under which they may securitize up to $9.6 billion of receivables. These facilities are renewable on an annual basis. At December 31, 1999, $9.4 billion of receivables were securitized under these programs. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

                                   YEAR 2000

   We completed the Year 2000 conversion and testing of our mission-critical internally developed and non-internally developed systems in the first half of 1999. We implemented changes and tested these systems over the remainder of the year. We have not experienced any significant Year 2000 delays or interruptions in our operations, and will maintain our contingency plans for the near term in case such a delay or interruption should occur in the future. The actual cost to Household International for Year 2000 compliance through December 31, 1999 did not exceed its estimate of $20 million after-tax.

                                RISK MANAGEMENT

   We have a comprehensive program to address potential financial risks, such as interest rate, counterparty and currency risk. The Finance Committee of the Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semi-annually.

   Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We utilize simulation models to measure the impact on net interest margin of changes in interest rates. The key assumptions used in this model include the rate at which we expect our loans to pay off, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. The assumptions we make are based on our best estimates of actual conditions. The model cannot precisely predict the actual impact of changes in interest rates on net income because these assumptions are highly uncertain. At December 31, 1999, our interest rate risk levels were substantially below those allowed by our existing policy.

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

   At December 31, 1999, we managed about $15 billion of receivables that have variable interest rates, including credit card, home equity and other unsecured products. These receivables have been funded with $8.8 billion of short-term debt, with the remainder funded by intermediate and long-term liabilities. This position exposes us to interest rate risk. We primarily use interest rate swaps to alter our exposure to interest rate risk. These transactions have no impact on liquidity risk. Interest rate swaps also are used sometimes to synthetically alter our exposure to basis risk. This type of risk exists because the pricing of some of our assets is tied to the prime rate, while the funding for these assets is tied to LIBOR. The prime rate and LIBOR react differently to changes in market interest rates; that is, the prime rate does not change as quickly as LIBOR. We assign all of our synthetic alteration and hedge transactions to specific groups of assets, liabilities or off-balance sheet items.

   The economic risk related to our interest rate swap portfolio is minimal. The face amount of a swap transaction is referred to as the notional amount. The notional amount is used to determine the interest payment to be paid by each counterparty, but does not result in an exchange of principal payments.

   Our primary exposure on our interest rate swap portfolio is the risk that the counterparty does not pay us the money they owe us. We protect ourselves against counterparty risk in several ways. Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 1999, substantially all of our derivative counterparties are rated A+ or better. We have never suffered a loss due to counterparty failure. Certain swap agreements that we have entered into require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level.

   We also use interest rate futures and purchased put and call options to reduce interest rate risk. We use these instruments to hedge interest rate changes on our variable rate assets and liabilities. For example, short-term borrowings expose us to interest rate risk because the interest rate we must pay to others may change faster than the rate we receive from borrowers on the asset our borrowings are funding. Futures and options are used to fix our interest cost on these borrowings at a desired rate and are held until the interest rate on the variable rate asset or liability changes. We then terminate, or close out, the contracts. These terminations are necessary because the date the interest rate changes is usually not the same as the expiration date of the futures contract or option.

   At December 31, 1999 and 1998, we estimated that our after-tax earnings would decline by about $55 and $26 million, respectively, following a gradual 200 basis point increase in interest rates over a twelve month period and would increase by about $53 and $28 million, respectively, following a gradual 200 basis point decrease in interest rates. These estimates assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

   We enter into currency swaps in order to minimize currency risk. Currency risk results from changes in the value of underlying foreign denominated assets or liabilities. These swaps convert both principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U. S. dollars.

   See Note 7 to the accompanying consolidated financial statements, "Derivative Financial Instruments and Other Financial Instruments With Off-Balance Sheet Risk," for additional information related to interest rate risk management and Note 8, "Fair Value of Financial Instruments," for information regarding the fair value of certain financial instruments.

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

   Co-Branded Credit Card--A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation. (e.g., the GM
Card) The account holder typically receives some form of added benefit for using the card.

   Consumer Net Chargeoff Ratio--Net chargeoffs of receivables divided by average receivables outstanding.

   Contractual Delinquency--A method of determining delinquent accounts based on the contractual terms of the original loan agreement.

   Core Receivables--Managed receivables, excluding commercial and receivables relating to Beneficial's disposed Canadian and German operations.

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

   Home Equity Loan--Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

   Interchange Fees--Fees received for processing a credit card transaction through the MasterCard or Visa network.

   Interest Rate Swap--Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

   LIBOR--London Interbank Offered Rate. A widely-quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

   Liquidity--A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

   Managed Basis--Method of reporting whereby, net interest margin, other revenues and credit losses on securitized receivables are reported as if those receivables were still held on our balance sheet.

   Managed Net Interest Margin--Interest income from managed receivables and noninsurance investment securities reduced by interest expense.

   Managed Receivables--The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

   MasterCard and Visa Receivables--Receivables generated through customer usage of MasterCard and Visa credit cards.

   Nonaccrual Loans--Loans on which we no longer accrue interest because ultimate collection is unlikely.

   Non-prime Accounts--Accounts held by individuals with low credit ratings caused by occasional delinquencies, prior charge-offs, or other credit blemishes. These accounts generally are charged higher interest rates and fees to compensate for the additional risk.

   Option--A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

   Other Unsecured Receivables--Unsecured lines of credit or closed-end loans made to individuals.

   Over-the-Life Reserves--Credit loss reserves established for securitized receivables to cover the estimated probable losses we expect to incur over the life of the transaction.

   Owned Receivables--Receivables held on our balance sheet.

   Private Label Credit Card--A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

   Promotional Account--A private label credit card account that allows for limited or deferred interest and/or principal payments for a certain period.

   Refund Anticipation Loan ("RAL") Program--A cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers entitled to tax refunds and who electronically file their returns with the Internal Revenue Service.

   Receivables Serviced with Limited Recourse--Receivables we have securitized and for which we have some level of potential loss if defaults occur.

   Return on Assets--Net income divided by average owned assets.

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

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

      Report of Independent Public Accountants.

      Consolidated Statements of Income for the Three Years Ended December 31, 1999.

      Consolidated Balance Sheets, December 31, 1999 and 1998.

      Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999.

      Consolidated Statements of Changes in Preferred Stock and Common Shareholder's Equity for the Three Years Ended December 31, 1999.

      Notes to Consolidated Financial Statements.

      Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   HFC did not file any current report on Form 8-K during the three months ended December 31, 1999.

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

     4(a)  Standard Multiple-Series Indenture Provisions for Senior Debt
           Securities dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854 filed on June 26, 1992).

     4(b) Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase Manhattan Bank (National Association), as
           Trustee (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-55561 filed on September
           20, 1994).

     4(c) The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed
           10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.

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

Dated: March 24, 2000

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

             Signature                           Title
             ---------                           -----
        /s/ G. D. Gilmer             President and Chief
____________________________________  Executive Officer, Director
            G. D. Gilmer

       /s/ W. F. Aldinger            Director
____________________________________
           W. F. Aldinger

      /s/ D. A. Schoenholz           Executive Vice President and   Dated: March 24,
____________________________________  Chief Financial Officer,            2000
          D. A. Schoenholz            Director (also the
                                      principal financial and
                                      accounting officer)

        /s/ J. A. Vozar              Vice President and Director
____________________________________
            J. A. Vozar

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Household Finance Corporation:

   We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in preferred stock and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Household Finance Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Household Finance Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

                                      /s/ Arthur Andersen LLP

Chicago, Illinois
January 14, 2000

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Year ended December 31
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In millions)
Finance income...................................... $5,139.8 $4,581.4 $4,205.1
Other interest income...............................     67.3     36.5     35.1
Interest expense....................................  2,152.7  1,995.5  1,853.5
                                                     -------- -------- --------
Net interest margin.................................  3,054.4  2,622.4  2,386.7
Provision for credit losses on owned receivables....  1,407.4  1,253.1  1,252.1
                                                     -------- -------- --------
Net interest margin after provision for credit
 losses.............................................  1,647.0  1,369.3  1,134.6
                                                     -------- -------- --------
Securitization income...............................    794.9  1,058.5  1,232.0
Insurance revenues..................................    357.7    352.9    352.9
Investment income...................................    154.4    146.7    152.6
Fee income..........................................    414.1    498.7    514.8
Other income........................................    164.9    239.2    310.5
Gain on sale of Beneficial Canada...................      --     189.4      --
                                                     -------- -------- --------
  Total other revenues..............................  1,886.0  2,485.4  2,562.8
                                                     -------- -------- --------
Salaries and fringe benefits........................    964.9    921.7    925.3
Occupancy and equipment expense.....................    218.8    266.3    295.9
Other marketing expenses............................    158.6    205.8    280.7
Other servicing and administrative expenses.........    252.0    417.8    656.5
Amortization of acquired intangibles and goodwill...    143.3    168.8    143.4
Policyholders' benefits.............................    224.7    207.6    236.6
Merger and integration related costs................      --   1,000.0      --
                                                     -------- -------- --------
  Total costs and expenses..........................  1,962.3  3,188.0  2,538.4
                                                     -------- -------- --------
Income before income taxes..........................  1,570.7    666.7  1,159.0
Income taxes........................................    550.8    361.8    391.9
                                                     -------- -------- --------
    Net income...................................... $1,019.9 $  304.9 $  767.1
                                                     ======== ======== ========



  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             At December 31
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                                              (In millions,
                                                           except share data)
                          Assets
Cash...................................................... $ 1,487.2  $   428.4
Investment securities.....................................   2,257.2    2,944.4
Receivables, net..........................................  38,187.6   34,283.2
Advances to parent company and affiliates.................     691.8      494.0
Acquired intangibles and goodwill, net....................   1,572.9    1,682.7
Properties and equipment, net.............................     360.3      376.9
Real estate owned.........................................     266.6      235.1
Other assets..............................................   1,991.6    1,918.3
                                                           ---------  ---------
    Total assets.......................................... $46,815.2  $42,363.0
                                                           =========  =========
           Liabilities and Shareholder's Equity
Debt:
  Commercial paper, bank and other borrowings............. $ 8,780.2  $ 7,143.1
  Senior and senior subordinated debt (with original
   maturities over one year)..............................  30,383.6   27,186.1
                                                           ---------  ---------
Total debt................................................  39,163.8   34,329.2
Insurance policy and claim reserves.......................   1,077.2    1,076.2
Other liabilities.........................................     643.0    1,147.2
                                                           ---------  ---------
Total liabilities.........................................  40,884.0   36,552.6
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares authorized,
   issued and outstanding at December 31, 1999 and 1998,
   and additional paid-in capital.........................   2,955.5    2,960.3
  Retained earnings.......................................   3,053.3    2,836.4
  Accumulated other comprehensive income (loss)...........     (77.6)      13.7
                                                           ---------  ---------
Total common shareholder's equity.........................   5,931.2    5,810.4
                                                           ---------  ---------
    Total liabilities and shareholder's equity............ $46,815.2  $42,363.0
                                                           =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------  ----------  ----------
                                                       (In millions)
Cash Provided by Operations
Net income..................................  $ 1,019.9  $    304.9  $    767.1
Adjustments to reconcile net income to net
 cash provided by operations:
 Provision for credit losses on owned
  receivables...............................    1,407.4     1,253.1     1,252.1
 Non-cash merger and integration related
  costs.....................................        --        291.0         --
 Provision for loss on German disposal......        --          --         58.8
 Insurance policy and claim reserves........      161.7        28.6       102.5
 Depreciation and amortization..............      271.8       291.9       272.8
 Net realized gains from sales of assets....        --       (156.9)      (78.3)
 Deferred income tax provision..............       16.1       259.1        17.8
 Other, net.................................     (435.6)     (355.5)     (470.1)
                                              ---------  ----------  ----------
   Cash provided by operations..............    2,441.3     1,916.2     1,922.7
                                              ---------  ----------  ----------
Investments in Operations
Investment securities available-for-sale:
 Purchased..................................   (1,279.5)   (1,304.4)   (1,863.7)
 Matured....................................      675.2       308.5       264.3
 Sold.......................................      732.2       848.3     1,694.9
Short-term investment securities, net
 change.....................................      481.3      (597.8)      (32.3)
Receivables:
 Originations, net..........................   (7,865.4)  (12,975.2)  (15,418.9)
 Purchases and related premiums.............   (5,164.8)   (2,937.8)   (1,668.8)
 Sold.......................................    7,503.7    10,267.8    17,210.4
Acquisition of business operations..........      (58.4)        --          --
Purchase of Transamerica Financial Services
 Holding Company capital stock..............        --          --     (1,059.6)
Sale of foreign subsidiary to affiliate.....        --        340.0         --
Properties and equipment purchased..........      (93.8)     (107.6)     (114.0)
Properties and equipment sold...............       27.5        42.5         2.7
Advances to parent company and affiliates,
 net........................................     (212.8)      363.4       (18.1)
                                              ---------  ----------  ----------
   Cash decrease from investments in
    operations..............................   (5,254.8)   (5,752.3)   (1,003.1)
                                              ---------  ----------  ----------
Financing and Capital Transactions
Short-term debt and deposits, net change....    1,637.1    (2,718.3)     (186.1)
Senior and senior subordinated debt issued..    9,232.3    12,645.8     7,401.0
Senior and senior subordinated debt retired.   (6,102.2)   (4,869.6)   (5,775.0)
Prepayment of debt..........................        --       (767.2)        --
Repayment of Transamerica Financial Services
 Holding Company debt.......................        --          --     (2,679.7)
Policyholders' benefits paid................     (113.9)     (119.8)     (120.9)
Cash received from policyholders............       22.0        63.7        57.1
Dividends on preferred stock................        --          --         (4.6)
Redemption of preferred stock...............        --          --       (100.0)
Dividends paid to parent company............     (803.0)     (690.0)     (250.0)
Dividends paid--pooled affiliate............        --        (75.4)     (200.7)
Capital contributions from parent company...        --        250.0       976.5
                                              ---------  ----------  ----------
   Cash increase (decrease) from financing
    and capital transactions................    3,872.3     3,719.2      (882.4)
                                              ---------  ----------  ----------
   Increase (decrease) in cash..............    1,058.8      (116.9)       37.2
   Cash at January 1........................      428.4       545.3       508.1
                                              ---------  ----------  ----------
   Cash at December 31......................  $ 1,487.2  $    428.4  $    545.3
                                              =========  ==========  ==========
Supplemental Cash Flow Information:
 Interest paid..............................  $ 2,200.1  $  1,928.4  $  1,827.3
 Income taxes paid..........................      317.3       156.9       315.6
                                              ---------  ----------  ----------
Supplemental Non-Cash Investing and
 Financing Activities:
 Contribution of acquired company from
  parent....................................        --          --       $187.0
                                              ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND COMMON SHAREHOLDER'S
                                    EQUITY

                                             Common Shareholder's Equity
                                   ------------------------------------------------
                                     Common
                                   Stock and             Accumulated
                                   Additional               Other     Total Common
                         Preferred  Paid-in   Retained  Comprehensive Shareholder's
                           Stock    Capital   Earnings    Income(1)      Equity
                         --------- ---------- --------  ------------- -------------
                                (All dollar amounts are stated in millions)
Balance at December 31,
 1996...................  $ 100.0   $1,366.9  $2,985.1     $(64.4)      $4,287.6
                          -------   --------  --------     ------       --------
 Net income.............                         767.1                     767.1
 Other comprehensive
  income, net of tax
   Foreign currency
    translation
    adjustments.........                                     (2.2)          (2.2)
   Unrealized gain on
    investments, net of
    reclassification
    adjustment..........                                     18.3           18.3
                                                                        --------
Total comprehensive
 income.................                                                   783.2
Dividends to parent
 company................                        (250.0)                   (250.0)
Dividends--pooled
 affiliate (2)..........                        (200.7)                   (200.7)
Dividends on preferred
 stock..................                          (4.6)                     (4.6)
Redemption of preferred
 stock..................   (100.0)
Contribution of capital
 from parent company....             1,163.5                             1,163.5
Contribution of
 capital--pooled
 affiliate (2)..........                24.7                                24.7
                          -------   --------  --------     ------       --------
Balance at December 31,
 1997...................      --     2,555.1   3,296.9      (48.3)       5,803.7
                          -------   --------  --------     ------       --------
 Net income.............                         304.9                     304.9
 Other comprehensive
  income, net of tax
   Foreign currency
    translation
    adjustments.........                                     48.2           48.2
   Unrealized gain on
    investments, net of
    reclassification
    adjustment..........                                     13.8           13.8
                                                                        --------
Total comprehensive
 income.................                                                   366.9
Dividends to parent
 company................                        (690.0)                   (690.0)
Dividends--pooled
 affiliate (2)..........                         (75.4)                    (75.4)
Contribution of capital
 from parent company....               250.0                               250.0
Contribution of
 capital--pooled
 affiliate (2)..........               155.2                               155.2
                          -------   --------  --------     ------       --------
Balance at December 31,
 1998...................      --     2,960.3   2,836.4       13.7        5,810.4
                          -------   --------  --------     ------       --------
 Net income.............                       1,019.9                   1,019.9
 Other comprehensive
  income, net of tax
   Foreign currency
    translation
    adjustments.........                                      1.2            1.2
   Unrealized loss on
    investments, net of
    reclassification
    adjustment..........                                    (92.5)         (92.5)
                                                                        --------
Total comprehensive
 income.................                                                   928.6
Dividends to parent
 company................                        (803.0)                   (803.0)
Premiums on related
 party sale.............                (4.8)                               (4.8)
                          -------   --------  --------     ------       --------
Balance at December 31,
 1999...................      --    $2,955.5  $3,053.3     $(77.6)      $5,931.2
                          =======   ========  ========     ======       ========

--------
(1) At December 31, 1999, 1998, 1997 and 1996 items in the accumulated other comprehensive income column include cumulative adjustments for: foreign currency translation adjustments of $(7.1), $(8.3), $(56.5) and $(54.3) million, respectively, and unrealized gains (losses) on marketable equity securities and available-for-sale investments of $(70.5), $22.0, $8.2 and $(10.1) million, respectively. The gross unrealized gain (loss) on available-for-sale investments at December 31, 1999, 1998 and 1997 of $(109.6), $33.7 and $12.6 million, respectively, is recorded net of income taxes (benefit) of $(39.1), $11.7 and $4.4 million, respectively.
(2) Relates to previous equity transactions of Beneficial Corporation.

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND
                    COMMON SHAREHOLDER'S EQUITY--(Continued)

Comprehensive Income

   The following discloses the related tax effects allocated to each component of other comprehensive income and reclassification adjustments:

                                                        At December 31
                                                -------------------------------
                                                              Tax
                                                           (Expense)
                                                Before-Tax  Benefit  Net-of-Tax
                                                ---------- --------- ----------
                                                         (In millions)
1997
Foreign currency translation adjustments.......  $   5.9    $ (8.1)    $ (2.2)
Unrealized gains on investments:
  Unrealized holding gains arising during the
   period......................................     52.3     (18.4)      33.9
  Less: Reclassification adjustment for gains
   realized in net income......................    (24.0)      8.4      (15.6)
                                                 -------    ------     ------
  Net unrealized gains on investments..........     28.3     (10.0)      18.3
                                                 -------    ------     ------
    Other comprehensive income.................  $  34.2    $(18.1)    $ 16.1
                                                 =======    ======     ======
1998
Foreign currency translation adjustments.......  $  48.0    $   .2     $ 48.2
Unrealized gains on investments:
  Unrealized holding gains arising during the
   period......................................     26.9      (9.4)      17.5
  Less: Reclassification adjustment for gains
   realized in net income......................     (5.8)      2.1       (3.7)
                                                 -------    ------     ------
  Net unrealized gains on investments..........     21.1      (7.3)      13.8
                                                 -------    ------     ------
    Other comprehensive income.................  $  69.1    $ (7.1)    $ 62.0
                                                 =======    ======     ======
1999
Foreign currency translation adjustments.......  $   1.7    $  (.5)    $  1.2
Unrealized losses on investments:
  Unrealized holding losses arising during the
   period......................................   (133.9)     47.5      (86.4)
  Less: Reclassification adjustment for gains
   realized in net income......................     (9.4)      3.3       (6.1)
                                                 -------    ------     ------
  Net unrealized losses on investments.........   (143.3)     50.8      (92.5)
                                                 -------    ------     ------
    Other comprehensive loss...................  $(141.6)   $ 50.3     $(91.3)
                                                 =======    ======     ======


  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Household Finance Corporation ("HFC" or "the company") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC is a leading provider of consumer lending products to middle-market customers in the United States and prior to December 1998, to customers in the United Kingdom and Canada, with $51.0 billion of managed receivables at December 31, 1999. HFC may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." Our lending products include: home equity loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans and other types of unsecured loans. We also offer credit and specialty insurance in the United States, Canada, and prior to December 1998, in the United Kingdom. We have one reportable segment: Consumer, which includes our branch-based and correspondent consumer finance, private label credit card, auto finance, and MasterCard and Visa businesses. We also have commercial loans and leases, periodic payment annuities, and corporate owned life insurance products which we no longer originate.

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

   Investment Securities. We maintain investment portfolios (comprised primarily of debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 1999 and 1998. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

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

   Receivables. Receivables are carried at amortized cost. Finance income is recognized using the effective yield method. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Net deferred annual fees (lending costs) related to these receivables totaled $25.7 million at December 31, 1999 and $(4.1) million at December 31, 1998. Premiums and discounts on purchased receivables are recognized as adjustments of the yield of the related receivables.

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

   Our chargeoff policy for consumer receivables varies by product. Unsecured receivables are written off at the following stages of contractual delinquency: MasterCard and Visa--6 months; private label--9 months; and other unsecured--9 months and no payment received in 6 months. For real estate secured receivables, carrying values are written down to net realizable value at the time of foreclosure. For loans secured by automobiles, carrying values are written down to net realizable value when the loan becomes five months contractually delinquent. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

   Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all loans except for credit card and auto finance receivables when principal or interest payments are more than three months contractually past due. For credit card receivables, interest continues to accrue until the receivable is charged off. For auto finance receivables, accrual of interest income is discontinued when payments are more than two months contractually past due. Accrual of income on nonaccrual consumer receivables is resumed if the receivable becomes less than three months contractually past due (two months for auto finance receivables). Accrual of income on nonaccrual commercial loans is resumed if the loan becomes contractually current. Cash payments received on nonaccrual commercial loans are either applied against principal or reported as interest income, according to our judgment as to the collectibility of principal.

   Receivables Sold and Serviced with Limited Recourse and Securitization Income. Certain home equity, auto finance, MasterCard and Visa, private label and other unsecured receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Upon sale, the receivables are removed from the balance sheet, and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees, operating expenses and other factors. The resulting gain is also adjusted by a reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying consolidated statements of income as securitization income. Unamortized securitization assets are reviewed for impairment whenever events indicate that the carrying value may not be recovered.

   Properties and Equipment. Properties and equipment, which include leasehold improvements, are recorded at cost, net of accumulated depreciation and amortization of $705.9 million at December 31, 1999 and $628.8 million at December 31, 1998. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

   Repossessed Collateral. Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate, and related gains and losses on disposition, are credited or charged to operations as incurred.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Repossessed vehicles are recorded at the lower of the estimated fair market value or the outstanding receivable balance. Such assets are generally sold within 60 days of repossession.

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

   Acquired Intangibles and Goodwill. Acquired intangibles consist of acquired credit card relationships which are amortized on a straight-line basis over their estimated useful lives which vary by portfolio and range from 4 to 15 years. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and is amortized over periods not exceeding 25 years on a straight-line basis. We review acquired intangibles and goodwill for impairment utilizing undiscounted cash flows whenever events indicate that the carrying amounts may not be recoverable. We consider significant and long term changes in industry and economic conditions to be our primary indicator of potential impairment.

   Interest Rate Contracts. Interest rate swaps are the principal vehicle used to manage interest rate risk; however, we also utilize interest rate futures, options, caps and floors, and forward contracts. We also have entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency. Our interest rate contracts are designated as an effective hedge/synthetic alteration of the specific underlying assets or liabilities (or specific groups of assets or liabilities) and off-balance sheet items. The net amount to be paid or received is accrued and included in net interest margin in the statements of income.

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

   Interest rate contracts are recorded in the balance sheets at amortized cost. If interest rate contracts are terminated early, the realized gains and losses are deferred and amortized over the life of the underlying hedged/synthetically altered item as an adjustment to net interest margin. These deferred gains and losses are recorded on the accompanying consolidated balance sheets as adjustments to the carrying value of the hedged/synthetically altered items. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments or cumulative change in value on any open positions are recognized immediately as a component of the gain or loss upon disposition. Any remaining interest rate contracts previously designated to the sold hedged/synthetically altered item are recorded at fair value with realized and unrealized gains and losses included in other income.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 which deferred the effective date for FAS No. 133 to fiscal years beginning after June 15, 2000. A company may also implement FAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS No. 133 cannot be applied retroactively. FAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1998. We expect to adopt FAS No. 133 on January 1, 2001 and have not yet quantified its impact on our financial statements.

   Foreign Currency Translation. We have credit and specialty insurance operations in Canada and prior to December 1998, had foreign subsidiaries located in Canada and the United Kingdom. The functional currency for our foreign operations and subsidiaries is its local currency. Assets and liabilities of these businesses are translated at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rate of exchange prevailing during the year. Resulting translation adjustments are accumulated in common shareholder's equity as a component of accumulated other comprehensive income.

   Prior to 1999, we periodically entered into forward exchange contracts to hedge our investment in foreign subsidiaries. After-tax gains and losses on contracts to hedge foreign currency fluctuations are accumulated in common shareholder's equity as a component of accumulated other comprehensive income. Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

   Premiums on Related Party Sales. Premiums on purchases of receivables from affiliates represents the excess of the fair market value proceeds over the carrying value of receivables purchased from commonly controlled affiliates. These premiums are included as a reduction of paid-in capital, net of related tax effects.

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

2. Business Combinations, Acquisitions and Divestitures

   In August 1999, we acquired all of the outstanding capital stock of Decision One Mortgage Company LLC ("Decision One") for approximately $60 million. Decision One originates loans through a 30-state broker network and packages them for sale to investors. The acquisition was accounted for as a purchase and, accordingly, earnings from Decision One have been included in our results of operations subsequent to the acquisition date.

   On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Each outstanding share of Beneficial common stock was converted into 3.0666 shares of Household International common stock, resulting in the issuance of approximately 168.4 million shares of common stock. Each share of Beneficial $5.50 Convertible Preferred Stock (the "Beneficial Convertible Stock") was converted into the number of shares of Household International common stock the holder would have been entitled to receive in the merger had the Beneficial Convertible Stock been converted into shares of Beneficial common stock immediately prior to the merger. Additionally, each other

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES share of Beneficial preferred stock outstanding was converted into one share of a newly-created series of Household International preferred stock with terms substantially similar to those of existing Beneficial preferred stock. The merger was accounted for as a pooling of interests and, therefore, the consolidated financial statements include the results of operations, financial position, and changes in cash flows of Beneficial for all periods presented.

   As a result of the merger, adjustments were made in 1998 to align accounting policies of the two companies, particularly relating to chargeoffs for the private label and consumer businesses. These adjustments did not have a material impact on our reported results.

   In connection with the merger, Household International and HFC established an integration plan. The plan was approved by the appropriate levels of management and identified activities that would not be continued as a result of the merger and the related costs of exiting those activities. Our plan also identified the number of employees who would be involuntarily terminated and established the benefit levels those employees would receive upon termination. These benefit levels were communicated to employees in April 1998. Pursuant to our plan, we accrued pretax merger and integration related costs of approximately $1 billion ($751 million after-tax) in 1998 which has been reflected in the statement of income in total costs and expenses. The merger and integration plan was completed during 1999. The costs incurred to execute the plan were consistent with our originally estimated cost of $1 billion.

   The merger and integration costs were comprised of the following:

                                                        Restructure           Restructure
                                        1998 Activity     Reserve               Reserve
                          Restructure -----------------  Balance at    1999    Balance at
                          Reserve at    Cash   Non-Cash December 31,   Cash   December 31,
                           Inception  Payments  Items       1998     Payments     1999
                          ----------- -------- -------- ------------ -------- ------------
                                                   (In millions)
Employee termination
 costs..................    $  270     $(240)               $30        $(30)       --
                            ------     -----    -----       ---        ----      -----
Facility closures:
  Lease termination
   costs:
    Beneficial corporate
     office.............       100      (100)               --                     --
    Branch offices and
     other operating
     facilities.........       142      (115)                27         (27)       --
  Fixed asset
   writedowns...........        40               $(40)      --                     --
  Vendor contract
   termination
   penalties............        37       (14)                23         (23)       --
                            ------     -----    -----       ---        ----      -----
Total facility closure
 costs..................       319      (229)     (40)       50         (50)       --
                            ------     -----    -----       ---        ----      -----
Asset writedowns to
 reflect modified
 business plans:
  Goodwill and other
   intangibles..........       183               (183)      --                     --
  Real estate interests.        68                (68)      --                     --
                            ------     -----    -----       ---        ----      -----
Total asset writedowns..       251       --      (251)      --                     --
                            ------     -----    -----       ---        ----      -----
Investment banking fees.        75       (75)               --                     --
Legal and other
 expenses...............        25       (25)               --                     --
Debt prepayment
 premiums...............        60       (60)               --                     --
                            ------     -----    -----       ---        ----      -----
                            $1,000     $(629)   $(291)      $80        $(80)       --
                            ======     =====    =====       ===        ====      =====

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Employee termination costs of $270 million (of which $86 million related to key executives with pre-existing severance agreements) were accrued to cover costs related to approximately 3,000 employees whose functions were eliminated due to redundancy and consolidation of branches, corporate staff and back office operations. As of December 31, 1998, substantially all identified employees had been severed and approximately $240 million of severance payments had been made to terminated employees. The remaining $30 million was paid in 1999 pursuant to our plan.

   Facility closure costs of $319 million were accrued related to planned costs to be incurred in connection with the exiting of the Beneficial corporate office lease, early termination of branch offices and other operating facility leases and the cancellation of contracts with third party vendors, primarily for technology, whose services would no longer be required. The accrual for facility closures included lease termination and other exit costs for closures of 335 duplicative U.S. and U.K. branch offices and 8 redundant operating centers as well as fixed asset write downs primarily related to the closed facilities. In November 1998, we entered into an agreement to sublease the Beneficial corporate offices to a third party to whom we paid total consideration of approximately $100 million. As of December 31, 1998, $115 million of lease termination and other costs for closed branch offices and operating centers had been incurred. The remaining $27 million in lease termination costs were incurred in 1999. In addition, $14 million of charges were incurred in 1998 due to early termination of third party vendor contracts. During 1999, the termination of vendor contracts was completed and the remaining $23 million of charges were incurred.

   In connection with the merger, we re-assessed Beneficial's existing business plans and assumptions used in evaluating goodwill and other related intangibles related to various operations, loan product and acquired receivable portfolios. Our plan identified modifications to these existing business plans. In connection with these modifications, we utilized discounted cash flow analysis to value the related goodwill and other intangible assets using assumptions which reflected our modified business plans. As a result of our analysis, we wrote off goodwill and other related intangible assets of $183 million to their estimated fair values. None of the items included in the goodwill and other intangibles classification were individually significant to warrant separate disclosure. In addition, we wrote down real estate interests to reflect their net realizable values. Assets held for disposal are not material.

   We and Beneficial incurred merger-related investment banking fees of $75 million and legal and other expenses of $25 million. In addition, in order to align the asset liability position of the combined company, we paid $60 million prepayment premiums to retire outstanding debt.

   In December 1998, BFC Insurance Agency of America ("BFCIAA"), the holding company of Beneficial's foreign operations, was merged with and into Household Global Funding, Inc. ("Global"), an affiliate of HFC and a wholly-owned subsidiary of Household International. HFC received cash of approximately $340.0 million from Global equal to the net book value of the assets transferred and liabilities assumed. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC exclude the results of operations of BFCIAA subsequent to June 30, 1998, the date which BFCIAA came under the control of Household International.

   In April 1998, the sale of Beneficial's German consumer banking operations was completed. An after-tax loss of $27.8 million was recorded in the fourth quarter of 1997. This loss was recorded after consideration of a $31.0 million tax benefit.

   In March 1998, the sale of Beneficial's Canadian operations was completed. An after-tax gain of $118.5 million was recorded upon consummation of the transaction.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   In June 1997, Household International and a wholly-owned subsidiary of HFC acquired the capital stock of Transamerica Financial Services Holding Company ("TFS"), the branch-based consumer finance subsidiary of Transamerica Corporation for $1.1 billion. We also repaid $2.7 billion of debt that TFS owed to affiliates of Transamerica Corporation. The acquisition strengthened our core consumer finance operations by adding new markets, new customer accounts, seasoned employees and receivables secured by collateral. In June 1997, we received a capital contribution from Household International of $976.5 million which was used to repay certain short-term borrowings in connection with the acquisition of TFS.

   In October 1997, Household International and its wholly-owned subsidiary acquired the capital stock of ACC Consumer Finance Corporation ("ACC"), a non-prime auto finance company, for approximately 4.2 million shares of common stock and cash. Upon the consummation of this transaction, Household International contributed the investment in ACC to HFC. This purchase expanded our business of making loans to non-prime borrowers secured by automobilies, primarily used vehicles sold through franchised dealers, and increased our market share in the non-prime auto finance market.

   In December 1997, Beneficial acquired Endeavour Personal Finance Ltd., ("Endeavour"), including receivables of approximately $250 million for cash, expanding our United Kingdom presence.

   All of the 1997 acquisitions were accounted for as purchases. Thus, our statement of income for 1997 included the results of operations of TFS, ACC and Endeavour from the closing dates of the transactions.

3. Investment Securities

                                                               At December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                (In millions)
Available-For-Sale Investments:
  Marketable equity securities............................... $   24.6 $   70.8
  Corporate debt securities..................................  1,679.6  1,717.8
  U.S. government and federal agency debt securities.........    182.3    222.8
  Other......................................................    338.2    902.0
                                                              -------- --------
Subtotal.....................................................  2,224.7  2,913.4
Accrued investment income....................................     32.5     31.0
                                                              -------- --------
    Total investment securities.............................. $2,257.2 $2,944.4
                                                              ======== ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Proceeds from the sale of available-for-sale investments totaled approximately $.7, $.8 and $1.7 billion in 1999, 1998 and 1997, respectively. Gross gains of $12.1, $9.0 and $27.3 million and gross losses of $2.7, $3.2 and $3.3 million in 1999, 1998 and 1997, respectively, were realized on those sales.

   The gross unrealized gains (losses) of investment securities were as follows:

                                                          At December 31
                         ---------------------------------------------------------------------------------
                                           1999                                     1998
                         ---------------------------------------- ----------------------------------------
                                     Gross      Gross                         Gross      Gross
                         Amortized Unrealized Unrealized   Fair   Amortized Unrealized Unrealized   Fair
                           Cost      Gains      Losses    Value     Cost      Gains      Losses    Value
                         --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                                           (In millions)
Available-For-Sale
 Investments:
 Marketable equity
  securities............ $   23.8     $1.0     $   (.2)  $   24.6 $   68.2    $ 2.8      $  (.2)  $   70.8
 Corporate debt
  securities............  1,777.7      3.5      (101.6)   1,679.6  1,691.9     55.3       (29.4)   1,717.8
 U.S. government and
  federal agency debt
  securities............    194.3      1.0       (13.0)     182.3    218.5      5.7        (1.4)     222.8
 Other..................    338.5       .3         (.6)     338.2    901.1      1.3         (.4)     902.0
                         --------     ----     -------   -------- --------    -----      ------   --------
   Total available-for-
    sale investments.... $2,334.3     $5.8     $(115.4)  $2,224.7 $2,879.7    $65.1      $(31.4)  $2,913.4
                         ========     ====     =======   ======== ========    =====      ======   ========

   See Note 8, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets, liabilities and off-balance sheet financial instruments.

   Contractual maturities of and yields on investments in debt securities were as follows:

                                            At December 31, 1999
                         --------------------------------------------------------------
                                                          U.S. Government and Federal
                          Corporate Debt Securities         Agency Debt Securities
                         ------------------------------- ------------------------------
                         Amortized     Fair               Amortized    Fair
                            Cost       Value    Yield*      Cost      Value     Yield*
                         ----------- ---------- -------- ----------- --------- --------
                                (All dollar amounts are stated in millions)
Due within 1 year....... $    139.5  $    139.5    6.61%  $     8.3  $     8.3     5.31%
After 1 but within 5
 years..................      378.2       373.1    6.47        40.8       30.1     6.27
After 5 but within 10
 years..................      426.7       409.6    6.68        36.5       46.9     6.17
After 10 years..........      833.3       757.4    7.24       108.7       97.0     6.03
                         ----------  ----------  ------   ---------  ---------  -------
  Total.................   $1,777.7    $1,679.6    6.89%     $194.3     $182.3     6.08%
                         ==========  ==========  ======   =========  =========  =======

   * Computed by dividing annualized interest by the amortized cost of the respective investment securities.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

4. Receivables

                                                             At December 31
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                                              (In millions)
Home equity............................................... $21,229.7  $17,158.7
Auto finance..............................................   1,225.5      805.0
MasterCard/Visa...........................................   2,956.8    3,805.5
Private label.............................................   5,347.5    7,041.4
Other unsecured...........................................   6,815.3    4,953.3
Commercial................................................     675.3      682.1
                                                           ---------  ---------
Total owned receivables...................................  38,250.1   34,446.0
Accrued finance charges...................................     698.0      470.8
Credit loss reserve for owned receivables.................  (1,470.7)  (1,448.9)
Unearned credit insurance premiums and claims reserves....    (479.4)    (410.6)
Amounts due and deferred from receivables sales...........   1,927.0    1,882.3
Reserve for receivables serviced with limited recourse....    (737.4)    (656.4)
                                                           ---------  ---------
Total owned receivables, net..............................  38,187.6   34,283.2
Receivables serviced with limited recourse................  12,711.8   12,699.2
                                                           ---------  ---------
  Total managed receivables, net.......................... $50,899.4  $46,982.4
                                                           =========  =========

   The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                               At December 31
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
                                                                (In millions)
Home equity................................................. $ 2,273.6 $ 3,637.4
Auto finance................................................   1,806.3     960.3
MasterCard/Visa.............................................   3,610.4   3,397.5
Private label...............................................   1,150.0     811.5
Other unsecured.............................................   3,871.5   3,892.5
                                                             --------- ---------
  Total..................................................... $12,711.8 $12,699.2
                                                             ========= =========

   At December 31, 1999, the expected weighted average remaining life of these securitization transactions was 1.8 years.

   The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                               At December 31
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
                                                                (In millions)
Home equity................................................. $23,503.3 $20,796.1
Auto finance................................................   3,031.8   1,765.3
MasterCard/Visa.............................................   6,567.2   7,203.0
Private label...............................................   6,497.5   7,852.9
Other unsecured.............................................  10,686.8   8,845.8
Commercial..................................................     675.3     682.1
                                                             --------- ---------
  Managed receivables....................................... $50,961.9 $47,145.2
                                                             ========= =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The amounts due and deferred included unamortized securitization assets and other assets established under the recourse provisions for certain sales totaling $1,992.0 million at December 31, 1999 and $1,802.5 million at December 31, 1998. It also included net customer payments (owed by us to) not received from the securitization trustee of $(78.6) million at December 31, 1999 and $62.3 million at December 31, 1998. The reserves for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.

   The providers of the credit enhancements have no recourse to us. HFC and Household International maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $9.6 billion through the issuance of commercial paper, of which $9.4 billion were utilized at December 31, 1999. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

   Contractual maturities of owned receivables were as follows:

                                                At December 31, 1999
                         ------------------------------------------------------------------
                           2000      2001     2002     2003     2004   Thereafter   Total
                         --------- -------- -------- -------- -------- ---------- ---------
                                                    In millions
Home equity............. $ 5,568.9 $4,233.5 $2,904.1 $2,112.4 $1,580.4 $ 4,830.4  $21,229.7
Auto finance............       6.7     28.3    107.2    237.7    498.5     347.1    1,225.5
MasterCard/Visa.........     251.8    265.3    214.6    197.3    179.9   1,847.9    2,956.8
Private label...........   1,111.2    381.3    346.8    316.1    287.2   2,904.9    5,347.5
Other unsecured.........   3,147.2  1,653.5    870.9    473.3    265.4     405.0    6,815.3
Commercial..............     215.7     42.7     28.9     37.7     51.3     299.0      675.3
                         --------- -------- -------- -------- -------- ---------  ---------
  Total................. $10,301.5 $6,604.6 $4,472.5 $3,374.5 $2,862.7 $10,634.3  $38,250.1
                         ========= ======== ======== ======== ======== =========  =========

   A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding MasterCard and Visa receivables, approximated 62 percent in 1999 and 59 percent in 1998.

   The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                            At December 31, 1999
                                                            --------------------
                                                              Over 1
                                                            But Within   Over
                                                             5 years    5 years
                                                            ---------- ---------
                                                               (In millions)
Receivables at predetermined interest rates................ $13,505.8   $8,058.0
Receivables at floating or adjustable rates................   3,808.5    2,576.3
                                                            ---------  ---------
  Total.................................................... $17,314.3  $10,634.3
                                                            =========  =========

   Nonaccrual owned consumer receivables totaled $1,152.3 and $796.7 million at December 31, 1999 and 1998, respectively. Interest income that would have been recorded in 1999 and 1998 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $194.7 and $123.2 million, respectively. Interest income that was included in net income for 1999 and 1998, prior to these loans being placed on nonaccrual status, was approximately $107.9 and $70.2 million, respectively.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The following table sets forth the activity in the company's credit loss reserves for the periods indicated:

                                                   Year ended December 31
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                        (In millions)
Owned Receivables:
Credit loss reserves at January 1.............. $ 1,448.9  $ 1,417.5  $ 1,169.7
Provision for credit losses....................   1,407.4    1,253.1    1,252.1
Chargeoffs.....................................  (1,605.7)  (1,426.8)  (1,199.1)
Recoveries.....................................     153.9      127.6      141.5
Portfolio acquisitions, net....................      66.2       77.5       53.3
                                                ---------  ---------  ---------
  Total credit loss reserves for owned
   receivables at December 31..................   1,470.7    1,448.9    1,417.5
                                                ---------  ---------  ---------
Receivables Serviced with Limited Recourse:
Credit loss reserves at January 1..............     656.4      707.8      576.2
Provision for credit losses....................     653.4      805.3      738.9
Chargeoffs.....................................    (611.4)    (800.1)    (695.4)
Recoveries.....................................      29.2       50.7       43.7
Other, net.....................................       9.8     (107.3)      44.4
                                                ---------  ---------  ---------
  Total credit loss reserves for receivables
   serviced with limited recourse at December
   31..........................................     737.4      656.4      707.8
                                                ---------  ---------  ---------
  Total credit loss reserves for managed
   receivables at December 31.................. $ 2,208.1  $ 2,105.3  $ 2,125.3
                                                =========  =========  =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

5. Commercial Paper, Bank and Other Borrowings

                                                 Bank and
                               Commercial         Other
                                 Paper          Borrowings         Total
                             ---------------- ---------------- ---------------
At December 31,
---------------              (All dollar amounts are stated in millions)
1999
  Balance...................  $      8,065.0   $        715.2  $       8,780.2
  Highest aggregate month-
   end balance..............                                           9,280.9
  Average borrowings........         8,132.1            100.0          8,232.1
  Weighted average interest
   rate:
    At year end.............             5.6%             5.4%             5.6%
    Paid during year........             5.3              5.3              5.3
                              --------------   --------------  ---------------
1998
  Balance...................  $      7,074.8   $         68.3  $       7,143.1
  Highest aggregate month-
   end balance..............                                          11,122.0
  Average borrowings........         8,870.1            905.3          9,775.4
  Weighted average interest
   rate:
    At year end.............             5.2%             4.9%             5.2%
    Paid during year........             5.6              4.5              5.5
                              --------------   --------------  ---------------
1997
  Balance...................  $      8,349.0*  $      1,198.1  $       9,547.1
  Highest aggregate month-
   end balance..............                                          10,378.1
  Average borrowings........         8,480.8            748.1          9,228.9
  Weighted average interest
   rate:
    At year end.............             5.8%             7.1%             6.0%
    Paid during year........             5.7              6.2              5.7
                              --------------   --------------  ---------------

--------
* Includes commercial paper obligations of foreign subsidiaries of $523.4 million.

   Interest expense for commercial paper, bank and other borrowings totaled $433.7, $537.7 and $514.1 million for 1999, 1998 and 1997, respectively.

   We maintain various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1999 and 1998, we had committed back-up lines and other bank lines of $9.0 and $9.1 billion, respectively. None of these back-up lines were used in 1999 or 1998. Formal credit lines are reviewed annually, and expire at various dates from 2000 to 2004. Borrowings under these lines generally are available at a surcharge over LIBOR. Annual commitment fee requirements to support availability of these lines at December 31, 1999 totaled $8.4 million.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

6. Senior and Senior Subordinated Debt (with original maturities over one year)

                                                          At December 31
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                      (All dollar amounts are
                                                        stated in millions)
Senior Debt:
  5.00% to 6.49%; due 2000 to 2013................... $   8,729.3  $   5,825.8
  6.50% to 6.99%; due 2000 to 2013...................     4,538.0      4,046.3
  7.00% to 7.49%; due 2000 to 2023...................     2,826.8      1,437.3
  7.50% to 7.99%; due 2000 to 2012...................       660.7      1,011.1
  8.00% to 8.99%; due 2000 to 2008...................       679.6      1,187.7
  9.00% and greater; due 2000 to 2001................       372.2        426.9
  Variable interest rate debt; 3.55% to 7.52%; due
   2000 to 2013......................................    12,299.3     12,942.4
Senior Subordinated Debt:
  9.00% to 9.63%; due 2000 to 2019...................       302.6        302.6
  10.25%; due 2003                                            --          20.0
Unamortized discount.................................       (24.9)       (14.0)
                                                      -----------  -----------
    Total senior and senior subordinated debt........ $  30,383.6  $  27,186.1
                                                      ===========  ===========

   Weighted average interest rates were 6.4 and 6.3 percent at December 31, 1999 and 1998, respectively. Interest expense for senior and senior subordinated debt was $1,719.0, $1,441.5 and $1,312.5 million for 1999, 1998 and 1997, respectively. The most restrictive financial covenant contained in the terms of our debt agreements is the maintenance of a minimum shareholder's equity of $3.0 billion.

   Maturities of senior and senior subordinated debt were:

                                                            At December 31, 1999
                                                            --------------------
                                                               (In millions)
      2000.................................................      $ 6,148.0
      2001.................................................        5,377.1
      2002.................................................        3,359.1
      2003.................................................        2,962.1
      2004.................................................        2,190.7
      Thereafter...........................................       10,346.6
                                                                 ---------
        Total..............................................      $30,383.6
                                                                 =========

7. Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk

   In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative and other off-balance sheet financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the Risk Management section within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The financial instruments used by us include interest rate contracts and foreign exchange rate contracts and have varying degrees of credit risk and/or market risk.

   Credit Risk. Credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. Our exposure to credit loss related to interest rate swaps, cap and floor transactions, forward and futures contracts and options is the amount of uncollected interest or

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES premium related to these instruments. These interest rate related instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. We control the credit risk of our off-balance sheet financial instruments through established credit approvals, risk control limits and ongoing monitoring procedures. We have never experienced nonperformance by any derivative instrument counterparty.

   Market Risk. Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. We mitigate this risk by establishing limits for positions and other controls.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Interest Rate and Foreign Exchange Contracts. The following table summarizes the activity in interest rate and foreign exchange contracts for 1999, 1998 and 1997:

                             Exchange Traded                                         Non-Exchange Traded
                  ----------------------------------------  ------------------------------------------------------------------
                     Interest Rate                                                     Foreign Exchange       Interest Rate
                   Futures Contracts         Options                                    Rate Contracts      Forward Contracts
                  --------------------  ------------------   Interest     Currency    --------------------  -----------------
                  Purchased    Sold     Purchased  Written  Rate Swaps     Swaps      Purchased    Sold     Purchased  Sold
                  ---------  ---------  ---------  -------  ----------    --------    ---------  ---------  --------- -------
                                                                 (In millions)
1997
Notional amount,
 1996...........   $1,338.0        --        --       --    $ 8,892.5     $1,188.6    $   166.0  $  (262.6)     --        --
New contracts...    8,584.0  $(7,350.0)      --       --      3,448.3      1,036.6        884.6     (944.0)     --        --
Matured or
 expired
 contracts......   (2,020.0)     120.0       --       --     (2,777.9)       (57.6)      (642.9)     732.0      --        --
Terminated
 contracts......        --         --        --       --       (762.0)      (102.4)         --         --       --        --
In-substance
 maturities (1).   (7,030.0)   7,030.0       --       --          --           --           --         --       --        --
                  ---------  ---------  --------   ------   ---------     --------    ---------  ---------   ------   -------
Notional amount,
 1997...........  $   872.0  $  (200.0)      --       --    $ 8,800.9(4)  $2,065.2(5) $   407.7  $  (474.6)     --        --
                  =========  =========  ========   ======   =========     ========    =========  =========   ======   =======
Fair value, 1997
 (2)............        --         --        --       --    $   138.1     $  (69.5)   $     4.4  $   (12.5)     --        --
                  ---------  ---------  --------   ------   ---------     --------    ---------  ---------   ------   -------
1998
Notional amount,
 1997...........  $   872.0  $  (200.0)      --       --    $ 8,800.9     $2,065.2    $   407.7  $  (474.6)     --        --
New contracts...    2,736.0   (2,281.0) $1,344.0      --      6,971.8      1,600.0      1,762.9   (2,707.5)   257.0       --
Matured or
 expired
 contracts......   (1,072.0)      15.0    (800.0)     --     (2,238.8)       (26.3)    (1,446.5)   1,677.0   (257.0)      --
Terminated
 contracts......        --         --        --       --       (873.0)      (254.6)         --         --       --        --
In-substance
 maturities (1).   (2,466.0)   2,466.0       --       --          --           --        (724.1)     724.1      --        --
Activity
 associated with
 sale to
 affiliate (3)..        --         --        --       --       (680.6)      (193.9)         --         --       --        --
                  ---------  ---------  --------   ------   ---------     --------    ---------  ---------   ------   -------
Notional amount,
 1998...........  $    70.0        --   $  544.0      --    $11,980.3     $3,190.4          --   $  (781.0)     --        --
                  =========  =========  ========   ======   =========     ========    =========  =========   ======   =======
Fair value, 1998
 (2)............        --         --        --       --    $    97.0     $  148.7          --   $    (1.4)     --        --
                  ---------  ---------  --------   ------   ---------     --------    ---------  ---------   ------   -------
1999
Notional amount,
 1998...........  $    70.0        --   $  544.0      --    $11,980.3     $3,190.4          --   $  (781.0)     --        --
New contracts...    5,608.0  $(4,725.0)  1,158.0   $(50.0)   18,583.0      1,176.5    $   488.5     (135.5)     --    $ 500.0
Matured or
 expired
 contracts......     (878.0)      25.0    (949.0)            (2,552.9)      (447.8)       (16.2)     121.3      --     (500.0)
Terminated
 contracts......        --         --        --       --     (1,593.7)       (66.1)         --         --       --
In-substance
 maturities (1).   (4,700.0)   4,700.0     (50.0)    50.0         --           --        (373.1)     373.1      --        --
                  ---------  ---------  --------   ------   ---------     --------    ---------  ---------   ------   -------
Notional amount,
 1999...........  $   100.0        --   $  703.0      --    $26,416.7     $3,853.0    $    99.2  $(422.1 )      --        --
                  =========  =========  ========   ======   =========     ========    =========  =========   ======   =======
Fair value, 1999
 (2)............  $     (.1)       --        --       --    $  (111.6)    $ (286.7)   $      .2  $     5.7      --        --
                  ---------  ---------  --------   ------   ---------     --------    ---------  ---------   ------   -------
                  Other Risk
                  Management
                  Instruments
                  -----------
1997
Notional amount,
 1996...........   $ 1,350.0
New contracts...         --
Matured or
 expired
 contracts......         --
Terminated
 contracts......         --
In-substance
 maturities (1).         --
                  -----------
Notional amount,
 1997...........   $ 1,350.0
                  ===========
Fair value, 1997
 (2)............   $      .5
                  -----------
1998
Notional amount,
 1997...........   $ 1,350.0
New contracts...       823.8
Matured or
 expired
 contracts......      (100.0)
Terminated
 contracts......         --
In-substance
 maturities (1).         --
Activity
 associated with
 sale to
 affiliate (3)..         --
                  -----------
Notional amount,
 1998...........   $ 2,073.8
                  ===========
Fair value, 1998
 (2)............   $     1.3
                  -----------
1999
Notional amount,
 1998...........   $ 2,073.8
New contracts...     2,089.4
Matured or
 expired
 contracts......      (261.7)
Terminated
 contracts......    (1,200.0)
In-substance
 maturities (1).         --
                  -----------
Notional amount,
 1999...........   $ 2,701.5
                  ===========
Fair value, 1999
 (2)............   $     3.4
                  -----------

-------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument, or (b) at the maturity of the underlying items being hedged.

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

(4)  Includes $685.5 million denominated in British pounds.

(5)  Includes $204.2 million denominated in British pounds.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. We primarily enter into interest rate swap transactions to synthetically alter balance sheet items. These transactions are specifically designated to a particular asset/liability, off-balance sheet item or anticipated transaction of a similar characteristic. Specific assets or liabilities may consist of groups of individually small dollar homogeneous assets or liabilities of similar economic characteristics. Credit and market risk exists with respect to these instruments. The following table reflects the items so altered at December 31, 1999:

                                                                  (In millions)
                                                                  -------------
      Investment securities......................................   $    36.8
      Receivables:
        Home equity..............................................     4,890.0
        Other unsecured..........................................        16.3
                                                                    ---------
          Total owned receivables................................     4,906.3
      Commercial paper, bank and other borrowings................       750.0
      Senior and senior subordinated debt........................     9,478.6
      Receivables serviced with limited recourse.................    11,245.0
                                                                    ---------
          Total items synthetically altered with interest rate
           swaps.................................................   $26,416.7
                                                                    =========

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The following table summarizes the maturities and related weighted average receive/pay rates of interest rate swaps outstanding at December 31, 1999:

                            2000       2001      2002      2003      2004     2005   Thereafter   Total
                          ---------  --------  --------  --------  --------  ------  ---------- ---------
                                         (All dollar amounts are stated in millions)
Pay a fixed rate/receive
 a floating rate:
 Notional value.........  $ 1,496.3  $4,645.0  $1,038.0  $1,098.3       --      --         --   $ 8,277.6
 Weighted average
  receive rate..........       6.30%     6.29%     6.24%     6.38%      --      --         --        6.30%
 Weighted average pay
  rate..................       5.93      5.98      6.13      5.95       --      --         --        5.99
Pay a floating
 rate/receive a fixed
 rate:
 Notional value.........  $   244.5  $  657.5  $  105.7       --   $1,109.6  $100.0   $4,579.8  $ 6,797.1
 Weighted average
  receive rate..........       6.34%     6.30%     6.64%      --       5.98%   6.86%      6.44%      6.36%
 Weighted average pay
  rate..................       6.23      6.23      6.23       --       6.20    6.11       6.10       6.13
Pay a floating
 rate/receive a
 different floating
 rate:
 Notional value.........  $ 8,337.0  $  500.0  $2,505.0       --        --      --         --   $11,342.0
 Weighted average
  receive rate..........       6.36%     6.11%     6.00%      --        --      --         --        6.27%
 Weighted average pay
  rate..................       5.73      5.63      5.88       --        --      --         --        5.76
                          ---------  --------  --------  --------  --------  ------   --------  ---------
   Total notional value.  $10,077.8  $5,802.5  $3,648.7  $1,098.3  $1,109.6  $100.0   $4,579.8  $26,416.7
                          =========  ========  ========  ========  ========  ======   ========  =========
Total weighted average
 rates on swaps:
Receive rate............       6.35%     6.27%     6.09%     6.38%     5.98%   6.87%      6.44%      6.30%
Pay rate................       5.77      5.98      5.96      5.95      6.20    6.11       6.10       5.92
                          ---------  --------  --------  --------  --------  ------   --------  ---------

   The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use hedging/synthetic alteration instruments to manage the volatility of net interest margin resulting from changes in interest rates on the underlying hedged/synthetically altered items. Owned net interest margin would have declined by 4, 8, and 13 basis points in 1999, 1998 and 1997, respectively, had these instruments not been utilized.

   Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We have both interest rate and foreign exchange rate forward contracts and interest rate futures contracts. Foreign exchange contracts are used to reduce our exposure to foreign currency exchange risk. Interest rate forward and futures contracts are used to hedge resets of interest rates on our floating rate assets and liabilities. Our exposure to credit risk for futures is limited, as these contracts are traded on organized exchanges. Each day, changes in contract values are settled in cash. In contrast, forward contracts have credit risk relating to the performance of the counterparty. These instruments also are subject to market risk. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Deferred gains of $45.1 and $51.2 million and deferred losses of $.6 and $.2 million from hedging/synthetic alteration instruments were recorded on the balance sheets at December 31, 1999 and 1998, respectively. The weighted average amortization period associated with the deferred gains was 4.3 and 5.2 years at December 31, 1999 and 1998, respectively. The weighted average amortization period for the deferred losses was 1.2 and .4 years at December 31, 1999 and 1998, respectively.

   At December 31, 1999 and 1998, the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $52.2 and $23.1 million, respectively.

   Concentrations of Credit Risk. A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

   Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 1999 and 1998. We lend nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 1999: California -17 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI) -21 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA,
WV) -15 percent; Northeast (CT, ME, MA, NH, NY, RI, VT) -12 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN) -15 percent.

8. Fair Value of Financial Instruments

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

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                 At December 31
                          -----------------------------------------------------------------
                                       1999                             1998
                          -------------------------------- --------------------------------
                                     Estimated                        Estimated
                          Carrying     Fair                Carrying     Fair
                            Value      Value    Difference   Value      Value    Difference
                          ---------  ---------  ---------- ---------  ---------  ----------
                                                  (In millions)
Cash....................  $ 1,487.2  $ 1,487.2       --    $   428.4  $   428.4        --
Investment securities...    2,257.2    2,257.2       --      2,944.4    2,944.4        --
Receivables.............   38,187.6   38,493.4    $305.8    34,283.2   34,784.7   $  501.5
Advances to parent
 company and affiliates.      691.8      691.8       --        494.0      494.0        --
                          ---------  ---------    ------   ---------  ---------   --------
  Subtotal..............   42,623.8   42,929.6     305.8    38,150.0   38,651.5      501.5
                          ---------  ---------    ------   ---------  ---------   --------
Commercial paper, bank
 and other borrowings...   (8,780.2)  (8,780.2)      --     (7,143.1)  (7,143.1)       --
Senior and senior
 subordinated debt......  (30,383.6) (29,603.7)    779.9   (27,186.1) (27,859.5)    (673.4)
Insurance reserves......   (1,077.2)  (1,240.8)   (163.6)   (1,076.2)  (1,430.8)    (354.6)
                          ---------  ---------    ------   ---------  ---------   --------
  Subtotal..............  (40,241.0) (39,624.7)    616.3   (35,405.4) (36,433.4)  (1,028.0)
                          ---------  ---------    ------   ---------  ---------   --------
Interest rate and
 foreign exchange
 contracts..............       50.3     (389.1)   (439.4)       12.5      245.6      233.1
Commitments to extend
 credit and guarantees..        --        49.1      49.1         --        55.3       55.3
                          ---------  ---------    ------   ---------  ---------   --------
  Subtotal..............       50.3     (340.0)   (390.3)       12.5      300.9      288.4
                          ---------  ---------    ------   ---------  ---------   --------
    Total...............  $ 2,433.1  $ 2,964.9    $531.8   $ 2,757.1  $ 2,519.0   $ (238.1)
                          =========  =========    ======   =========  =========   ========

   The following methods and assumptions were used to estimate the fair value of our financial instruments:

   Cash: The carrying value approximates fair value for this instrument due to its liquid nature.

   Investment securities: Investment securities are classified as available-for-sale and are carried at fair value on the balance sheets.

   Receivables: The fair value of adjustable rate consumer receivables approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates approximating those offered by us on such products at the respective valuation dates. This approach to estimating fair value for fixed rate receivables results in a disclosed fair value that is less than amounts we believe could be currently realizable on a sale of these receivables. These receivables are relatively insensitive to changes in overall market interest rates and, therefore, have additional value compared to alternative uses of funds. The fair value of commercial receivables was determined by discounting estimated future cash flows at estimated market interest rates.

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

   Deposits: The fair value of our savings and demand accounts equals the carrying amount as stipulated in FAS No. 107. The fair value of fixed rate time certificates was estimated by discounting future expected cash flows at interest rates offered by us on such products at the respective valuation dates.

   Commercial paper, bank and other borrowings: The fair value of these instruments approximates carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

   Senior and senior subordinated debt: The estimated fair value of these instruments was computed by discounting future expected cash flows at interest rates offered for similar types of debt instruments.

   Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 1999 and 1998. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

   Interest rate and foreign exchange contracts: Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of these contracts would be offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 7, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk," for additional discussion of the nature of these items.

   Commitments to extend credit and guarantees: These commitments were valued by considering our relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

9. Leases

   We lease certain offices, buildings and equipment under operating leases which include various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $69.9, $97.7 and $124.4 million for 1999, 1998 and 1997, respectively.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                       Minimum  Minimum
                                                       Rental   Sublease
                                                      Payments  Income    Net
                                                      --------- -------- ------
At December 31, 1999
--------------------                                        (In millions)
2000.................................................  $100.9    $ 23.1  $ 77.8
2001.................................................    91.0      23.1    67.9
2002.................................................    79.2      23.0    56.2
2003.................................................    69.3      22.7    46.6
2004.................................................    67.7      22.2    45.5
Thereafter...........................................   251.7     119.8   131.9
                                                       ------    ------  ------
Net minimum lease commitments........................  $659.8    $233.9  $425.9
                                                       ======    ======  ======

10. Employee Benefit Plans

   We participate in several defined benefit pension plans which are sponsored by Household International and cover substantially all of our employees. At December 31, 1999, plan assets included an investment in 3,542,155 shares of Household International's common stock with a fair value of $131.9 million.

   In September 1998, the Beneficial defined benefit plan was merged into the Household International plan. Prior to 1998, each plan was separately valued based on the individual plan's underlying terms and asset mix. The fair value of plan assets in the combined plans exceeded the combined projected benefit obligations by $378.6 and $254.6 million at December 31, 1999 and 1998, respectively. The range of assumptions used in determining the benefit obligation and pension income of the domestic defined benefit plans at December 31 are as follows:

                                                          1999  1998     1997
                                                          ----- ----- ----------
Discount rate............................................  8.0%  7.0% 7.0%- 7.5%
Salary increase assumption...............................  4.0%  4.0% 4.0%- 4.5%
Expected long-term rate of return on plan assets......... 10.0% 10.0% 9.0%-10.0%
                                                          ----- ----- ----------

   Our share of the net prepaid pension cost for the combined plans was $118.2 and $125.9 million at December 31, 1999 and 1998, respectively. Our share of net pension (income) expense was $4.8 million for 1999 and $(1.6) million for both 1998 and 1997.

   We also participate in various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under the Household International plan, each participant's contribution is matched by the company up to a maximum of 6 percent of the participant's compensation. The Beneficial 401(k) savings plan provided for annual employer contributions up to 2.5 percent of each eligible employee's annual compensation. Upon completion of the merger, participants of the Beneficial plan could elect to participate in Household International's plan. In December 1998, the Beneficial 401(k) plan was merged into the existing Household International plan. For 1999, 1998 and 1997, total expense for these plans was $34.9, $28.7 and $19.3 million, respectively.

   We participate in Household International's plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans are funded on a pay-as-you-go basis and cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

   While no separate actuarial valuation has been made for our participation in Household International's or Beneficial's plans for postretirement medical, dental and life benefits, our share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $160.5 and $180.7 million at December 31, 1999 and 1998, respectively. Our estimated share of Household International's accrued postretirement benefit obligation was $144.8 and $129.7 million at December 31, 1999 and 1998, respectively. In addition, our estimated share of postretirement benefit expense recognized in 1999, 1998 and 1997 was $16.1, $18.6 and $17.5 million, respectively.

   Household International's accumulated postretirement benefit obligation and benefit expense were determined using the following range of assumptions:

                                                             1999 1998   1997
                                                             ---- ---- ---------
Discount rate............................................... 8.0% 7.0% 7.0%-7.5%
Salary increase assumption.................................. 4.0% 4.0% 4.0%-4.5%
                                                             ---- ---- ---------

   An 8.0 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 1999. This rate of increase is assumed to decline gradually to 5.0 percent in 2006.

   Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                             1 Percent 1 Percent
                                                             Increase  Decrease
                                                             --------- ---------
                                                                (In millions)
Effect on total of service and interest cost components.....   $ .5      $ (.6)
Effect on postretirement benefit obligation.................    8.0       (6.8)
                                                               ----      -----

   Our employees may participate in Household International's Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means for employees to purchase shares of the parent company's common stock at 85 percent of the lesser of its market price at the beginning or end of a one year subscription period.

   Our key officers and employees participate in Household International's executive compensation plans which provide for the issuance of nonqualified stock options and restricted stock rights ("RSRs"). Stock options permit the holder to purchase, under certain limitations, the parent company's common stock at a price not less than 100 percent of the market value of the stock on the date the option is granted. Stock options vest equally over four years and expire 10 years from the date of grant. RSRs entitle an employee to receive a stated number of shares of the parent company's common stock if the employee satisfies the conditions set by Household International's Compensation Committee for the award.

   Household International accounts for options and shares issued under the ESPP in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," pursuant to which no compensation cost has been recognized.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

11. Income Taxes

   Total income taxes were allocated as follows:

                                                    Year ended December 31
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
                                                         (In millions)
Provision for income taxes related to operations... $ 550.8  $ 361.8  $ 391.9
Income taxes related to adjustments included in
 common shareholder's equity:
  Unrealized gain (loss) on investments, net.......   (50.8)     7.3     10.0
  Foreign currency translation adjustments.........      .5      (.2)     8.1
  Exercise of stock options--pooled affiliate......     --     (41.6)    (5.7)
                                                    -------  -------  -------
    Total.......................................... $ 500.5  $ 327.3  $ 404.3
                                                    =======  =======  =======

   Provisions for income taxes related to operations were:

                                                        Year ended December 31
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                             (In millions)
Current:
  United States........................................ $ 528.9 $  95.2 $ 354.9
  Foreign..............................................     5.8     7.5    19.2
                                                        ------- ------- -------
    Total current......................................   534.7   102.7   374.1
                                                        ------- ------- -------
Deferred:
  United States........................................    16.1   259.1    18.0
  Foreign..............................................     --      --      (.2)
                                                        ------- ------- -------
    Total deferred.....................................    16.1   259.1    17.8
                                                        ------- ------- -------
    Total income taxes................................. $ 550.8 $ 361.8 $ 391.9
                                                        ======= ======= =======

   The significant components of deferred income tax provisions attributable to income from operations were:

                                                       Year ended December 31
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------- --------  -------
                                                           (In millions)
Deferred income tax provision........................ $  16.1 $  262.3  $  17.1
Adjustment of valuation allowance....................     --      (3.3)    (4.7)
Change in operating loss carryforwards...............     --        .1      5.4
                                                      ------- --------  -------
Deferred income tax provision........................ $  16.1 $  259.1  $  17.8
                                                      ======= ========  =======

   Income (loss) before income taxes from foreign operations was $5.1, $4.8 and $(15.4) million in 1999, 1998 and 1997, respectively.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Effective tax rates are analyzed as follows:

                                                      Year ended December 31
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Statutory federal income tax rate....................    35.0%    35.0%    35.0%
Increase (decrease) in rate resulting from:
  State and local taxes, net of federal benefit......     2.9      4.5      2.8
  Amortization of intangible assets..................      .5      1.8      1.1
  Nondeductible acquisition costs....................     --      17.5      --
  Capital losses--Germany............................     --       --      (2.5)
  Leveraged lease tax benefits.......................    (1.7)    (5.7)    (2.4)
  Other..............................................    (1.6)     1.2      (.2)
                                                      -------  -------  -------
    Effective tax rate...............................    35.1%    54.3%    33.8%
                                                      =======  =======  =======

   Provision for U.S. income taxes had not been made at December 31, 1999 and 1998 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. If this amount was distributed, the additional income tax payable would be approximately $28.0 million.

   Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                               At December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                (In millions)
Deferred Tax Liabilities:
  Receivables sold........................................... $  689.4 $  587.3
  Leveraged lease transactions, net..........................    297.8    301.0
  Other......................................................    417.7    412.3
                                                              -------- --------
    Total deferred tax liabilities........................... $1,404.9 $1,300.6
                                                              -------- --------
Deferred Tax Assets:
  Credit loss reserves....................................... $  854.4 $  836.5
  Other......................................................    400.9    295.2
                                                              -------- --------
    Total deferred tax assets................................  1,255.3  1,131.7
                                                              -------- --------
    Net deferred tax liability at end of year................ $  149.6 $  168.9
                                                              ======== ========

12. Transactions with Parent Company and Affiliates

   HFC periodically advances funds to Household International and affiliates or receives amounts in excess of current requirements. Advances to (from) the parent company and affiliates consisted of the following:

                                                              At December 31
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                               (In millions)
Parent company and other subsidiaries........................ $  (9.6) $ (89.3)
Household Bank, f.s.b........................................   466.0     76.1
Household Global Funding, Inc................................   235.4    507.2
                                                              -------  -------
  Advances to parent company and affiliates.................. $ 691.8  $ 494.0
                                                              =======  =======

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   These advances bear interest at various market interest rates. Net interest income on advances to (from) the parent company and affiliates was as follows:

                                                         Year ended December 31
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                              (In millions)
Parent company and other subsidiaries................... $  51.6 $  19.3 $  20.8
Household Bank, f.s.b...................................    10.2     1.3      .1
                                                         ------- ------- -------
  Net interest income on advances to (from) parent
   company and affiliates............................... $  61.8 $  20.6 $  20.9
                                                         ======= ======= =======

   Household Bank, f.s.b. ("the Bank") has agreements with our wholly-owned bank subsidiary to provide loans of up to $450 million to fund their credit card operations. There were no borrowings under these agreements during 1999 or outstanding at December 31, 1998. Interest expense on these borrowings totaled $5.8 million for both 1998 and 1997.

   The Bank also periodically buys from and sells federal funds to our wholly-owned bank subsidiary. Sales to our subsidiaries are included in investment securities while purchases are included in commercial paper, bank and other borrowings. We had borrowings of $606.0 million at December 31, 1999 and investments of $684.0 million at December 31, 1998. Net interest income totaled $52.4 and $2.9 million at December 31, 1999 and 1998, respectively.

   From June 1994 to May 1997, our bank subsidiary issued new GM Card accounts though a licensing agreement with Household International. During the second quarter of 1998, this subsidiary sold its $1.9 billion GM Card portfolio to Household Bank (SB), a wholly-owned subsidiary of the Bank. Fees paid to Household International under this arrangement were $12.3 and $27.6 million in 1998 and 1997, respectively, and are recorded in other operating expenses on the consolidated statements of income.

   We have an agreement to purchase certain receivables from the Bank. These purchases totaled $3.4 billion in 1999 and $665.0 million in 1998. Included in these purchases were $335.0 million and $116.4 million of delinquent private label and other unsecured receivables in 1999 and 1998.

   Household Tax Masters, Inc. ("Tax Masters"), a wholly-owned subsidiary of HFC, has an agreement with the Bank who originates Refund Anticipation products for individuals who qualify and anticipate a tax refund. Tax Masters purchases the Refund Anticipation products from the Bank within two days of originating the account. The account balances are purchased at par. Tax Masters pays a fee on each product purchased from the Bank. During 1999, we paid $34.3 million in fees on approximately 5.7 million Refund Anticipation accounts that were purchased from the Bank.

   Household International has a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and HFC agree to maintain the capital of the Bank at the required levels. The agreement also requires that any capital deficiency be cured by Household International and/or HFC within thirty days. There were no cash capital contributions made by Household International to the Bank in 1999 and 1998.

   HFC and Household Credit Services, Inc., a wholly-owned subsidiary of HFC, have negotiated a market rate agreement with the Bank for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable, and payroll processing. Fees for these services totaled $129.2, $72.3 and $47.8 million during 1999, 1998 and 1997, respectively.

   We were allocated costs incurred on our behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $35.2, $25.7 and $58.0 million in 1999, 1998 and 1997, respectively.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

   We have one reportable segment Consumer, which includes our branch-based and correspondent consumer finance, private label credit card, auto finance and MasterCard and Visa businesses. Consumer finance includes real estate secured and unsecured loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, direct mail, telemarketing, independent merchants or automobile dealers. MasterCard and Visa credit cards are also offered via strategic affinity relationships. We also cross sell our credit cards to existing home equity, private label and Refund Anticipation Loan ("RAL") customers. All segments offer products and service customers through the Internet. Additionally, we purchase loans of a similar nature from other lenders and an affiliate. The All Other caption includes our insurance, RAL and commercial businesses, our corporate and treasury activities, and prior to June 30, 1998, Beneficial's international operations, each of which falls below the quantitative threshold tests under FAS No. 131 for determining reportable segments.

   Segment results for 1998 and 1997 have been restated to include the MasterCard and Visa business as a component of the consumer segment rather than as a separate segment. Discrete financial information about the MasterCard and Visa business is no longer regularly reviewed by the chief operating decision maker in allocating resources and assessing performance.

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

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Reportable Segments

                                                                         Adjustments/
                                         Total                           Reconciling     Consolidated
                                       Consumer  All Other      Totals      Items           Totals
                                       --------- ---------     --------- ------------    ------------
                                                              (In millions)
For the year ended December 31, 1999:
Net interest margin and other
 revenues(7).........................  $ 4,630.6 $   229.7     $ 4,860.3  $  (144.6)(1)   $ 4,715.7
Intersegment revenues................      141.2       3.4         144.6     (144.6)(1)         --
Provision for credit losses..........    1,379.2        .8       1,380.0       27.4 (2)     1,407.4
Depreciation and amortization........      188.8      65.3         254.1        --            254.1
Income taxes (benefit)...............      587.5      36.6         624.1      (73.3)(3)       550.8
Segment net income (loss)............      883.6     245.4       1,129.0     (109.1)        1,019.9
Total segment assets.................   40,579.1  14,507.5      55,086.6   (8,271.4)(5)    46,815.2
Total segment assets--managed........   53,431.5  14,366.9      67,798.4   (8,271.4)(5)    59,527.0
Expenditures for long-lived
 assets(8)...........................       84.7      63.9         148.6        --            148.6
                                       --------- ---------     ---------  ---------       ---------

For the year ended December 31, 1998:
Net interest margin and other
 revenues(7).........................  $ 4,410.3 $   596.3     $ 5,006.6  $  (106.4)(1)   $ 4,900.2
Intersegment revenues................      102.0       4.4         106.4     (106.4)(1)         --
Provision for credit losses..........    1,137.7      38.3       1,176.0       77.1 (2)     1,253.1
Depreciation and amortization........      207.6      84.3         291.9        --            291.9
Income taxes (benefit)...............      561.9    (132.5)        429.4      (67.6)(3)       361.8
Segment net income (loss)............      880.0    (459.2)(4)     420.8     (115.9)          304.9
Total segment assets.................   36,953.5   8,863.2      45,816.7   (3,453.7)(5)    42,363.0
Total segment assets--managed........   49,652.7   8,863.2      58,515.9   (3,453.7)(5)    55,062.2
Expenditures for long-lived
 assets(8)...........................       24.1      83.5         107.6        --            107.6
                                       --------- ---------     ---------  ---------       ---------

For the year ended December 31, 1997:
Net interest margin and other
 revenues(7).........................  $ 4,165.4 $   640.5     $ 4,805.9  $   (93.0)(1)   $ 4,712.9
Intersegment revenues................       87.5       5.5          93.0      (93.0)(1)         --
Provision for credit losses..........    1,155.8      60.1       1,215.9       36.2 (2)     1,252.1
Depreciation and amortization........      189.1      83.7         272.8        --            272.8
Income taxes (benefit)...............      446.8      (7.3)        439.5      (47.6)(3)       391.9
Segment net income (loss)............      725.3     123.2 (6)     848.5      (81.4)          767.1
Total segment assets.................   31,371.3   9,473.0      40,844.3   (1,395.4)(5)    39,448.9
Total segment assets--managed........   49,414.3   9,473.0      58,887.3   (1,395.4)(5)    57,491.9
Expenditures for long-lived
 assets(8)...........................      983.8      83.7       1,067.5        --          1,067.5
                                       --------- ---------     ---------  ---------       ---------

--------
(1)  Eliminates intersegment revenues.
(2)  Eliminates bad debt recovery sales between operating segments.
(3) Tax benefit associated with items comprising adjustments/reconciling items.
(4) Includes merger and integration related costs of approximately $751.0 million after-tax related to the Beneficial merger and the gain on the sale of Beneficial Canada of $118.5 million after-tax.
(5)  Eliminates investments in subsidiaries.
(6) Includes the nonrecurring charge of $27.8 million after-tax for the disposition of Beneficial Germany.
(7) Net interest margin and other revenues, including intersegment revenues, net of policyholder benefits.
(8) Includes goodwill associated with purchase business combinations and capital expenditures.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Geographic Data

   The following summarizes assets, revenues and income before income taxes by material country:

                                                                                                            Income Before
                        Identifiable Assets         Long-Lived Assets(1)             Revenues                Income Taxes
                   ----------------------------- -------------------------- -------------------------- ------------------------
                     1999      1998      1997      1999     1998     1997     1999     1998     1997     1999    1998    1997
                   --------- --------- --------- -------- -------- -------- -------- -------- -------- -------- ------ --------
                                                                  (In millions)
United States....  $46,815.2 $42,363.0 $36,044.8 $1,291.9 $1,291.3 $1,355.2 $7,089.7 $6,874.1 $6,378.6 $1,568.1 $661.9 $1,175.6
United Kingdom...        --        --    2,137.1      --       --      18.7      --     181.3    268.1      --     3.0     23.1
Canada...........        --        --      789.8      --       --       5.1      3.4     16.4    137.7      2.6     .5     21.2
Other............        --        --      477.2      --       --       6.1      --      31.5     18.6      --     1.3    (60.9)
                   --------- --------- --------- -------- -------- -------- -------- -------- -------- -------- ------ --------
 Total...........  $46,815.2 $42,363.0 $39,448.9 $1,291.9 $1,291.3 $1,385.1 $7,093.1 $7,103.3 $6,803.0 $1,570.7 $666.7 $1,159.0
                   ========= ========= ========= ======== ======== ======== ======== ======== ======== ======== ====== ========

--------
(1) Represents properties and equipment, net of accumulated depreciation, and goodwill, net of accumulated amortization.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                 Household Finance Corporation and Subsidiaries

                               1999--Three Months Ended            1998--Three Months Ended
                          ----------------------------------- ------------------------------------
                            Dec.    Sept.     June    March     Dec.    Sept.     June     March
                          -------- -------- -------- -------- -------- -------- --------  --------
                                        (All dollar amounts are stated in millions)
Finance income..........  $1,373.7 $1,321.0 $1,264.9 $1,180.2 $1,182.2 $1,117.6 $1,165.9  $1,115.7
Other interest income...      14.4     18.9     17.4     16.6     10.3     10.9      6.6       8.7
Interest expense........     570.6    551.5    523.9    506.7    502.4    484.4    508.5     500.2
                          -------- -------- -------- -------- -------- -------- --------  --------
Net interest margin.....     817.5    788.4    758.4    690.1    690.1    644.1    664.0     624.2
Provision for credit
 losses on owned
 receivables............     376.7    372.8    326.2    331.7    313.8    284.2    318.5     336.6
                          -------- -------- -------- -------- -------- -------- --------  --------
Net interest margin
 after provision for
 credit losses..........     440.8    415.6    432.2    358.4    376.3    359.9    345.5     287.6
                          -------- -------- -------- -------- -------- -------- --------  --------
Securitization income...     235.1    211.9    155.7    192.2    225.1    241.7    268.4     323.3
Insurance revenues......      88.6     88.8     88.3     92.0     79.7     91.2     90.6      91.4
Investment income.......      37.1     41.4     38.4     37.5     35.7     38.2     35.6      37.2
Fee income..............     114.6    105.6     94.3     99.6    132.1    120.8    120.0     125.8
Other income............      37.9     29.7     26.6     70.7     43.3     59.9     49.5      86.5
Gain on sale of
 Beneficial Canada......       --       --       --       --       --       --       --      189.4
                          -------- -------- -------- -------- -------- -------- --------  --------
Total other revenues....     513.3    477.4    403.3    492.0    515.9    551.8    564.1     853.6
                          -------- -------- -------- -------- -------- -------- --------  --------
Salaries and fringe
 benefits...............     260.2    244.5    238.7    221.5    207.6    219.7    243.7     250.7
Occupancy and equipment
 expense................      57.1     53.7     54.6     53.4     54.7     59.9     76.0      75.7
Other marketing
 expenses...............      40.6     42.2     33.7     42.1     44.1     47.5     49.3      64.9
Other servicing and
 administrative
 expenses...............      26.9     57.7     72.5     94.9     74.8    105.1    107.2     130.7
Amortization of acquired
 intangibles and
 goodwill...............      35.9     35.4     35.9     36.1     38.1     44.8     44.7      41.2
Policyholders' benefits.      56.4     50.8     58.7     58.8     53.3     48.5     48.3      57.5
Merger and integration
 related costs..........       --       --       --       --       --       --   1,000.0       --
                          -------- -------- -------- -------- -------- -------- --------  --------
Total costs and
 expenses...............     477.1    484.3    494.1    506.8    472.6    525.5  1,569.2     620.7
                          -------- -------- -------- -------- -------- -------- --------  --------
Income (loss) before
 income taxes...........     477.0    408.7    341.4    343.6    419.6    386.2   (659.6)    520.5
Income taxes (benefit)..     167.0    144.8    117.2    121.8    156.2    141.0   (131.4)    196.0
                          -------- -------- -------- -------- -------- -------- --------  --------
Net income (loss).......  $  310.0 $  263.9 $  224.2 $  221.8 $  263.4 $  245.2 $ (528.2) $  324.5
                          ======== ======== ======== ======== ======== ======== ========  ========

                                 EXHIBIT INDEX

                                  DESCRIPTION

Exhibit No.

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

     4(a)  Standard Multiple-Series Indenture Provisions for Senior Debt
           Securities dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854 filed on June 26, 1992).

     4(b) Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase Manhattan Bank (National Association), as
           Trustee (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-55561 filed on September
           20, 1994).

     4(c) The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed
           10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.

     12 Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

     23    Consent of Arthur Andersen LLP, Certified Public Accountants.

     27    Financial Data Schedule.

     99.1 Ratings of Household Finance Corporation and its significant subsidiaries.