Form 10-Q
period 2000-03-31
HOUSEHOLD FINANCE CORP
filed 2000-05-10
CIK 48681

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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


                          (847) 564-5000
        ---------------------------------------------------
        Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2000, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

          HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                         Table of Contents


PART I.   Financial Information                            Page
                                                           ----
  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited) - Three Months Ended March 31,
          2000 and 1999                                       3

          Condensed Consolidated Balance Sheets -
          March 31, 2000 (Unaudited) and December 31, 1999    4

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 31,
          2000 and 1999                                       5

          Financial Highlights                                6

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)                              7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      12



PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                   19

  Signature                                                  20

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

(In millions, except per share data)

----------------------------------------------------------------------------------------
Three months ended March 31                                     2000                1999
----------------------------------------------------------------------------------------
Finance income                                              $1,421.2            $1,180.2
Other interest income                                           11.8                16.6
Interest expense                                               596.2               506.7
                                                            --------            --------
Net interest margin                                            836.8               690.1
Provision for credit losses on owned receivables               420.6               331.7
                                                            --------            --------
Net interest margin after provision for credit losses          416.2               358.4
                                                            --------            --------
Securitization income                                          200.8               192.2
Insurance revenues                                              91.7                92.0
Investment income                                               36.5                37.5
Fee income                                                      94.0                99.6
Other income                                                    58.7                70.7
                                                            --------            --------
Total other revenues                                           481.7               492.0
                                                            --------            --------
Salaries and fringe benefits                                   266.4               221.5
Occupancy and equipment expense                                 60.0                53.4
Other marketing expenses                                        52.9                42.1
Other servicing and administrative expenses                     72.5                94.9
Amortization of acquired intangibles and goodwill               40.8                36.1
Policyholders' benefits                                         56.6                58.8
                                                            --------            --------
Total costs and expenses                                       549.2               506.8
                                                            --------            --------
Income before income taxes                                     348.7               343.6
Income taxes                                                   118.2               121.8
                                                            --------            --------
Net income                                                  $  230.5            $  221.8
                                                            ========            ========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

(In millions, except share data)

------------------------------------------------------------------------------------------
                                                            March 31,         December 31,
                                                                 2000                 1999
------------------------------------------------------------------------------------------
ASSETS                                                     (UNAUDITED)
------
Cash                                                        $   201.4            $ 1,487.2
Investment securities                                         2,873.7              2,257.2
Receivables, net                                             40,853.8             38,187.6
Advances to parent company and affiliates                       184.6                691.8
Acquired intangibles and goodwill, net                        1,532.6              1,572.9
Properties and equipment, net                                   358.3                360.3
Real estate owned                                               295.6                266.6
Other assets                                                  1,691.4              1,991.6
                                                            ---------            ---------
Total assets                                                $47,991.4            $46,815.2
                                                            =========            =========
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
  Commercial paper, bank and other borrowings               $ 7,520.0            $ 8,780.2
  Senior and senior subordinated debt (with
     original maturities over one year)                      32,754.8             30,383.6
                                                            ---------            ---------
Total debt                                                   40,274.8             39,163.8
Insurance policy and claim reserves                           1,075.1              1,077.2
Other liabilities                                               700.5                643.0
                                                            ---------            ---------
Total liabilities                                            42,050.4             40,884.0
                                                            ---------            ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares
     authorized, issued and outstanding
     at March 31, 2000 and December 31,
     1999, respectively, and additional paid-in
     capital                                                  2,956.3              2,955.5
  Retained earnings                                           3,008.8              3,053.3
  Accumulated other comprehensive income                        (24.1)               (77.6)
                                                            ---------            ---------
Total common shareholder's equity                             5,941.0              5,931.2
                                                            ---------            ---------
Total liabilities and shareholder's equity                  $47,991.4            $46,815.2
                                                            =========            =========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

(In millions)

---------------------------------------------------------------------------------------
Three months ended March 31                                      2000              1999
---------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                  $   230.5          $  221.8
Adjustments to reconcile net income to cash
  provided by operations:
  Provision for credit losses on owned receivables              420.6             331.7
  Insurance policy and claim reserves                            10.7              69.8
  Depreciation and amortization                                  69.1              71.2
  Other, net                                                    358.2              88.3
                                                            ---------          --------
Cash provided by operations                                   1,089.1             782.8
                                                            ---------          --------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased                                                    (232.6)           (440.6)
  Matured                                                        91.9              95.1
  Sold                                                            8.4             360.4
Short-term investment securities, net change                   (466.2)           (734.5)
Receivables:
  Originations, net                                          (1,437.4)         (2,448.0)
  Purchases and related premiums                             (3,673.5)         (1,163.1)
  Sold                                                        2,048.8           1,717.9
Properties and equipment purchased                              (28.6)            (39.0)
Properties and equipment sold                                     2.5               2.4
Advances to parent company and affiliates, net                  507.2             258.1
                                                            ---------         ---------
Cash decrease from investments in operations                 (3,179.5)         (2,391.3)
                                                            ---------         ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change              (1,266.2)          1,163.7
Senior and senior subordinated debt issued                    3,438.3           1,986.8
Senior and senior subordinated debt retired                  (1,064.0)         (1,379.3)
Policyholders' benefits paid                                    (28.5)            (32.0)
Cash received from policyholders                                    -              22.0
Dividends paid to parent company                               (275.0)           (270.0)
                                                            ---------         ---------
Cash increase from financing and capital transactions           804.6           1,491.2
                                                            ---------         ---------
Decrease in cash                                             (1,285.8)           (117.3)
Cash at January 1                                             1,487.2             428.4
                                                            ---------         ---------
Cash at March 31                                            $   201.4         $   311.1
                                                            =========         =========
Supplemental cash flow information:
Interest paid                                               $   626.3         $   460.8
                                                            ---------         ---------
Income taxes paid (refunded)                                     (7.0)             73.5
                                                            ---------         ---------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

(Dollar amounts are in millions)

-----------------------------------------------------------------------------------------
Three months ended March 31                                      2000                1999
-----------------------------------------------------------------------------------------
Net income                                                  $   230.5           $   221.8
Net interest margin and other revenues <F1>                   1,261.9             1,123.3
Return on average common shareholder's equity, annualized        15.2%               15.2%
Return on average owned assets, annualized                       1.94                2.01
Return on average managed assets, annualized                     1.54                1.57

-----------------------------------------------------------------------------------------
                                                           March 31,         December 31,
(Dollar amounts are in millions)                                2000                 1999
-----------------------------------------------------------------------------------------
Total assets:
 Owned                                                      $47,991.4           $46,815.2
 Managed                                                     60,757.3            59,527.0
                                                            ---------           ---------
Receivables:
 Owned                                                      $40,817.8           $38,250.1
 Serviced with limited recourse                              12,765.9            12,711.8
                                                            ---------           ---------
 Managed                                                    $53,583.7           $50,961.9
                                                            =========           =========
Debt to total shareholder's equity                              6.8:1               6.6:1
                                                            ---------           ---------

<F1> Policyholders' benefits have been netted against other revenues.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2000 should not be considered indicative of the results for any future quarters or the year ending December 31, 2000. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.


2.   INVESTMENT SECURITIES
--------------------------
Investment securities consisted of the following available-for-sale investments:

--------------------------------------------------------------------------------------------------
(In millions)                                         March 31, 2000             December 31, 1999
--------------------------------------------------------------------------------------------------
                                            Amortized           Fair       Amortized          Fair
                                                 Cost          Value            Cost         Value
                                             --------       --------        --------      --------
Marketable equity securities                 $   25.6       $   27.7        $   23.8      $   24.6
Corporate debt securities                     1,834.6        1,741.6         1,777.7       1,679.6
U.S. government and federal
  agency debt securities                        234.1          226.0           194.3         182.3
Other                                           844.7          844.7           338.5         338.2
                                             --------       --------        --------      --------
Subtotal                                      2,939.0        2,840.0         2,334.3       2,224.7
Accrued investment income                        33.7           33.7            32.5          32.5
                                             --------       --------        --------      --------
Total investment securities                  $2,972.7       $2,873.7        $2,366.8      $2,257.2
                                             ========       ========        ========      ========

3.   RECEIVABLES
----------------
Receivables consisted of the following:

---------------------------------------------------------------------------------------
                                                           March 31,       December 31,
(In millions)                                                   2000               1999
---------------------------------------------------------------------------------------
Real estate secured                                        $24,389.1          $21,229.7
Auto finance                                                 1,404.9            1,225.5
MasterCard/Visa                                              2,834.8            2,956.8
Private label                                                4,902.9            5,347.5
Other unsecured                                              6,663.7            6,815.3
Commercial and other                                           622.4              675.3
                                                           ---------          ---------
Total owned receivables                                     40,817.8           38,250.1

Accrued finance charges                                        754.5              698.0
Credit loss reserve for owned receivables                   (1,532.5)          (1,470.7)
Unearned credit insurance premiums and
  claims reserves                                             (463.7)            (479.4)
Amounts due and deferred from
  receivables sales                                          2,052.4            1,927.0
Reserve for receivables serviced with
  limited recourse                                            (774.7)            (737.4)
                                                           ---------          ---------
Total owned receivables, net                                40,853.8           38,187.6
Receivables serviced with limited recourse                  12,765.9           12,711.8
                                                           ---------          ---------
Total managed receivables, net                             $53,619.7          $50,899.4
                                                           =========          =========

Receivables serviced with limited recourse consisted of the following:
---------------------------------------------------------------------------------------
                                                           March 31,       December 31,
(In millions)                                                   2000               1999
---------------------------------------------------------------------------------------
Real estate secured                                        $ 2,028.5          $ 2,273.6
Auto finance                                                 1,963.5            1,806.3
MasterCard/Visa                                              3,556.3            3,610.4
Private label                                                1,150.0            1,150.0
Other unsecured                                              4,067.6            3,871.5
                                                           ---------          ---------
Total receivables serviced with limited recourse           $12,765.9          $12,711.8
                                                           =========          =========

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
---------------------------------------------------------------------------------------
                                                           March 31,       December 31,
(In millions)                                                   2000               1999
---------------------------------------------------------------------------------------
Real estate secured                                        $26,417.6          $23,503.3
Auto finance                                                 3,368.4            3,031.8
MasterCard/Visa                                              6,391.1            6,567.2
Private label                                                6,052.9            6,497.5
Other unsecured                                             10,731.3           10,686.8
Commercial and other                                           622.4              675.3
                                                           ---------          ---------
Total managed receivables                                  $53,583.7          $50,961.9
                                                           =========          =========

The amounts due and deferred from receivables included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $2,060.0 million at March 31, 2000 and $1,992.0 million at December 31, 1999. It also included net customer payments which are owed to the securitization trustee of $21.1 million at March 31, 2000 and $78.6 million at December 31, 1999. The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.


4.   CREDIT LOSS RESERVES
-------------------------
Changes to credit loss reserves during the three months ended March 31 were as follows:

-------------------------------------------------------------------------------------
(In millions)                                                   2000             1999
-------------------------------------------------------------------------------------
Owned receivables:
 Credit loss reserves at beginning of period                $1,470.7         $1,448.9
 Provision for credit losses                                   420.6            331.7
 Chargeoffs                                                   (438.6)          (389.8)
 Recoveries                                                     31.6             35.5
 Portfolio acquisitions, net                                    48.2             22.5
                                                            --------         --------
 Credit loss reserves for owned receivables at March 31      1,532.5          1,448.8
                                                            --------         --------

Receivables serviced with limited recourse:
 Credit loss reserves at beginning of period                   737.4            656.4
 Provision for credit losses                                   199.5            145.9
 Chargeoffs                                                   (168.0)          (160.3)
 Recoveries                                                      5.7              6.9
 Other, net                                                       .1              9.9
                                                            --------         --------
 Credit loss reserves for receivables serviced with
   limited recourse at March 31                                774.7            658.8
                                                            --------         --------
Total credit loss reserves for managed receivables
 at March 31                                                $2,307.2         $2,107.6
                                                            ========         ========

The level of reserves for consumer credit losses are based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans.


5.   INCOME TAXES
---------------
Our effective tax rate was 33.9 percent for the three months ended March 31, 2000 and 35.4 percent for the first three months of 1999. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of (a) state and local income taxes and (b) leveraged lease tax benefits.


6.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
--------------------------------------------------
We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $184.6 million at March 31, 2000 compared to $691.8 million at December 31, 1999. There were no advances from parent company and affiliates at March 31, 2000 and December 31, 1999. Net interest income on affiliated balances was $16.9 million for the first quarter of 2000 and $11.9 million for the prior year quarter.

7.   COMPREHENSIVE INCOME
-------------------------
Comprehensive income was $284.0 million for the quarter ended March 31, 2000 and $198.8 million for the prior year quarter.

The components of accumulated other comprehensive income are as follows:

------------------------------------------------------------------------
                                                March 31,   December 31,
(In millions)                                        2000           1999
------------------------------------------------------------------------
Foreign currency translation adjustments           $ (4.6)        $ (7.1)
Unrealized gain (loss) on investment, net           (19.5)         (70.5)
                                                   ------         ------
 Accumulated other comprehensive income (loss)     $(24.1)        $(77.6)
                                                   ======         ======

8. SEGMENT REPORTING
--------------------
We have one reportable segment, Consumer, which includes our branch-based and correspondent consumer finance, private label credit card, auto finance and domestic MasterCard and Visa businesses. There has been no change in the measurement of segment profit or the basis of segmentation as compared with our Form 10-K.

Information about our reportable segment for the three months ended March 31, 2000 and 1999 was as follows:

-------------------------------------------------------------------------------
Owned Basis                                                  Three Months Ended
(In millions)                                                         March 31,
                                                       2000                1999
-------------------------------------------------------------------------------
Net interest margin and other
revenues <F1>                                     $ 1,232.4           $ 1,062.5
Intersegment revenues                                  46.0                34.1
Net income                                            186.3               177.5
Total assets                                       42,797.7            38,034.3
Total assets - managed                             55,690.3            50,667.6
                                                  ---------           ---------

<F1> Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.

A reconciliation of the total reportable segment's net income to consolidated net income for the three months ended March 31, 2000 and 1999 are as follows:

-----------------------------------------------------------------------------
(In millions)                                          2000              1999
-----------------------------------------------------------------------------
Reportable segment net income                        $186.3            $177.5
Other operations not individually reportable           74.6              73.0
Adjustments/eliminations                              (30.4)            (28.7)
                                                     ------            ------
Total consolidated net income                        $230.5            $221.8
                                                     ======            ======

9. ACCOUNTING PRONOUNCEMENTS
----------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS
No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement. FASB Statement No. 137 deferred our required adoption of FAS No. 133 to January 1, 2001. We have not yet quantified the impact of FAS No. 133 on our financial statements.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain estimates and projections that may be forward-looking in nature, as defined by the Private Securities Litigation Reform Act of 1995. A variety of factors may cause actual results to differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference are discussed herein and in the 1999 Form 10-K.


OPERATIONS SUMMARY
------------------
Our net income for the first quarter of 2000 increased 4 percent to $230.5 million, compared to $221.8 million a year ago. Our net income increased due to strong revenue growth from improved pricing in our consumer finance and MasterCard* and Visa* businesses and strong receivables growth. These increased revenues were partially offset by higher operating expenses resulting from the portfolio growth, increased marketing and e-commerce spending, and lower revenues from our private label business due to changes in the portfolio.

Our annualized return on average common shareholder's equity ("ROE") was 15.2 percent for both the current and prior year quarters. Our annualized return on average owned assets ("ROA") was
1.94 percent for the quarter compared to 2.01 percent for the prior year quarter. Our annualized return on average managed assets ("ROMA") was 1.54 percent for the quarter compared to 1.57 percent for the prior year quarter.

Our Consumer segment reported higher net income over the prior year quarter. Managed receivables grew to $53.4 billion at March 31, 2000, from $50.7 billion at December 31, 1999 and $48.0 billion at March 31, 1999. Our higher managed receivables compared to year end were driven by solid growth in real estate secured and auto finance receivables partially offset by normal seasonal run-off in our MasterCard and Visa and private label credit card portfolios. During the quarter, we also acquired a $2.2 billion real estate loan portfolio. Compared with the prior year quarter, solid growth in our real estate secured, other unsecured and auto finance receivables were offset by continued attrition in our legacy undifferentiated Household Bank branded credit card portfolio on which we have limited our marketing efforts and lower private label receivables. Beginning in late 1998, an affiliate began originating substantially all receivables generated from new merchant relationships. ROA was 1.80 percent for the quarter compared to
1.87 percent for the prior year quarter. ROMA was 1.38 percent for the quarter compared to 1.41 percent for the prior year quarter. Operating results reflect higher net interest margin partially offset by higher sales incentive compensation and higher credit loss provision reflecting the increased levels of receivables.

Revenue from our tax refund anticipation loan ("RAL") business was up from the prior year. Increases in both the number of loans and the average balance of such loans was partially offset by reduced pricing.



* MasterCard is a registered trademark of MasterCard
  International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

BALANCE SHEET REVIEW
--------------------
- Managed receivables growth was solid, increasing 11 percent from a year ago. Excluding the $2.2 billion real estate secured loan portfolio that we acquired this quarter, receivables were up 6 percent. Growth was slowed by attrition in our credit card portfolios. The strongest contributor to the growth was our U.S. consumer finance business, which includes our real estate secured and unsecured products. The consumer finance growth is the result of favorable competitor and market conditions, improved customer retention rates, and increased productivity from our branch sales force who continue to benefit from our centralized lead management and point-of-sale system. Auto finance receivables increased $1.3 billion over last year to $3.4 billion. This business continued to benefit from favorable market conditions and an expanded collection and sales force. MasterCard and Visa receivables were down 4 percent from last year. Growth in our UP portfolio was offset, as expected, by continued attrition in our legacy undifferentiated Household Bank portfolio and reflects our strategy to de-emphasize this low margin business. Changes in the way we originate private label accounts resulted in decreased private label receivables. Beginning in late 1998, an affiliate began originating substantially all private label receivables generated from new merchant relationships. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in an overall decrease in our private label portfolio.

- Compared to December 31, 1999, managed receivables increased 5 percent. Internally generated growth from our consumer finance business was approximately 2 percent. Auto finance growth was also strong in the quarter. This growth was offset by normal, seasonal runoff in our MasterCard and Visa and private label credit card portfolios.

- Owned receivables were $40.8 billion at March 31, 2000, up from $38.3 billion at December 31, 1999 and $35.6 billion at March 31, 1999. Owned receivables may vary from period to period depending on the timing and size of securitization transactions.

- Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.24 percent at March 31, 2000, compared with 5.58 percent at December 31, 1999 and 5.34 percent at March 31, 1999. The annualized consumer owned chargeoff ratio was 4.09 percent in the first quarter of 2000, compared with
  4.17 percent in the prior quarter and 4.07 percent in the year-ago quarter.

- Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 5.09 percent at March 31, 2000, compared with 5.45 percent at December 31, 1999 and
  5.22 percent at March 31, 1999. The annualized total consumer managed chargeoff ratio was 4.37 percent in the first quarter of 2000, compared with 4.25 percent in the prior quarter and 4.30 percent in the year-ago quarter.

- Our debt to total shareholder's equity ratio was 6.8 to 1 compared with 6.6 to 1 at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our major use of cash is the origination or purchase of receivables or purchases of investment securities. Our main sources of cash are the collection of receivable balances; maturities or sales of investment securities; proceeds from the issuance of debt, deposits and securitization of consumer receivables; and cash provided by operations. Our liquidity and interest rate risk strategy continues to be conservative.

Commercial paper, bank and other borrowings decreased to $7.5 billion from $8.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $32.8 billion from $30.4 billion at year-end and included a $1.5 billion seven-year global note issuance. The increase in debt levels from year end is consistent with the increase in owned receivables.

Our securitized portfolio of real estate secured, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $12.8 billion at March 31, 2000, compared with $12.7 billion at December 31, 1999.

We securitized (excluding replenishments of certificate holder interests) the following receivables:

------------------------------------------------------------------------
(In billions)
Three months ended                 March 31,2000          March 31, 1999
------------------------------------------------------------------------
Auto finance                                $ .5                    $ .3
MasterCard/Visa                               .2                      .2
Other unsecured                               .6                      .3
                                            ----                    ----
Total                                       $1.3                    $ .8
                                            ====                    ====

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At March 31, 2000, securitizations represented 24 percent of the funding associated with our managed portfolio compared to just under 26 percent a year ago.


INCOME STATEMENT REVIEW
-----------------------

Net interest margin
-------------------
Net interest margin was $836.8 million for the first quarter of 2000, up 21 percent compared to the prior year quarter. The increase was primarily due to better pricing and receivables growth, which were partially offset by higher funding costs. Net interest margin as a percent of average owned interest-earning assets, annualized, expanded to 8.33 percent, up from 8.20 percent in the previous quarter and 7.36 percent in the year-ago quarter. The improvements reflect improved pricing in our consumer finance and MasterCard and Visa portfolios which was partially offset by higher funding costs.

Net interest margin is also affected by the level and type of assets securitized. As receivables are securitized rather than held in our portfolio, net interest income is reclassified to securitization income. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $1,143.8 million for the first quarter of 2000 compared to $988.2 million in the prior year quarter. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.71 percent, compared to 8.77 percent in the previous quarter and 7.98 percent in the prior year. The decrease over the prior quarter is primarily due to higher funding costs and increased leverage. The improvement over the prior year quarter was due to stronger pricing, particularly in our MasterCard and Visa and other unsecured portfolios, which was partially offset by higher funding costs.

Provision for credit losses
---------------------------
The provision for credit losses for receivables for the first quarter of 2000 totaled $420.6 million, compared to $331.7 million in the prior year quarter. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues
--------------
Total other revenues decreased 2 percent over the first quarter of 1999 to $481.7 million. Significant fluctuations were as follows:

- Securitization income, which consists of income associated with the securitization and sale of receivables with limited recourse, increased 4 percent to $200.8 million for the quarter. The increase was primarily due to increased fee income on securitized receivables.

- Insurance revenues were comparable to 1999 at $91.7.

- Fee income, which includes revenues from fee-based products such as credit cards, decreased 6 percent to $94.0 million for the quarter. The decrease is primarily due to decreases in credit card fees resulting from lower average MasterCard and Visa and private label receivables.

- Other income decreased 17 percent to $58.7 million. The decrease is primarily due to lower commercial income during the current quarter which was partially offset by higher RAL income as previously discussed.

Expenses
--------
Total costs and expenses increased 8 percent to $549.2 million over the first quarter of 1999 reflecting growth in our consumer finance business as well as increased marketing and e-commerce spending.
Significant fluctuations were as follows:

- Salaries and fringe benefits increased 20 percent to $266.4 million for the quarter. The increase was primarily due to higher sales and non-sales related compensation directly related to growth in the consumer finance business.

- Occupancy and equipment expense increased 12 percent to $60.0 million for the quarter, primarily reflecting support facility growth associated with our Tampa, Florida collections center.

- Other marketing expenses increased 26 percent to $52.9 million for the quarter due to increased credit card marketing initiatives.

- Other servicing and administrative expenses decreased 24 percent to $72.5 million for the quarter primarily due to increased fees earned for servicing receivables of affiliates, partially offset by increased e-commerce spending.

- Amortization of acquired intangibles and goodwill increased 13 percent to $40.8 million for the quarter reflecting higher amortization of purchased credit card relationships.


CREDIT LOSS RESERVES
--------------------
Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type and Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

------------------------------------------------------------------------------
                                       March 31,     December 31,    March 31,
(In millions)                               2000             1999         1999
------------------------------------------------------------------------------
Owned                                   $1,532.5         $1,470.7     $1,448.8
Serviced with limited recourse             774.7            737.4        658.8
                                        --------         --------     --------
Total managed credit loss reserves      $2,307.2         $2,208.1     $2,107.6
                                        ========         ========     ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 103.3 percent at March 31, 2000, compared to 99.1 percent at December 31, 1999 and 106.3 percent at March 31, 1999.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

---------------------------------------------------------
                 March 31,     December 31,     March 31,
                      2000             1999          1999
---------------------------------------------------------
Owned                 3.75%            3.84%         4.07%
Managed               4.31             4.33          4.37
                      ----             ----          ----

The ratios at March 31, 2000 were impacted by our first quarter real estate secured portfolio acquisition. The decreases in the ratios compared to March 1999 reflect the impact of a growing percentage of secured loans. Real estate secured receivables, which have a significantly lower chargeoff rate than unsecured receivables, represent 50 percent of our core managed receivables at March 31, 2000, compared to 47 percent a year ago. MasterCard and Visa and private label products were 23 percent at quarter end, down from 29 percent a year ago. This change in portfolio mix is important as the loss severity for real estate secured loans is significantly less than for unsecured products, such as credit cards.

CREDIT QUALITY
--------------
We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency
-----------
Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

----------------------------------------------------------------------------------------------
                           3/31/00       12/31/99        9/30/99        6/30/99        3/31/99
----------------------------------------------------------------------------------------------
Managed:
 Real estate secured          3.16%          3.34%          3.42%          3.09%          3.36%
 Auto finance                 1.53           2.44           2.26           1.87           1.74
 MasterCard/Visa              3.17           3.46           3.90           3.73           4.69
 Private label                9.66           9.30           9.69           8.46           8.00
 Other unsecured              9.52           9.83           9.58           9.12           8.62
                              ----           ----           ----           ----           ----
Total                         5.09%          5.45%          5.57%          5.14%          5.22%
                              ====           ====           ====           ====           ====
Owned                         5.24%          5.58%          5.92%          5.28%          5.34%
                              ====           ====           ====           ====           ====

Managed delinquency as a percentage of managed consumer receivables improved from both the prior quarter and the prior year quarter. Dollars of delinquency were down slightly from the prior quarter and better than expected. Real estate secured delinquency continued to benefit from the growing percentage of loans in our portfolio on which we hold a first lien position. The continued decrease in MasterCard and Visa delinquency is attributable to run-off associated with our Household Bank branded portfolio, tightened credit extension policies and re-engineered collection efforts. Private label delinquencies have been negatively impacted by reductions in the portfolio balance as more originations are booked by our affiliate. Other unsecured delinquency increased over the prior year quarter due to continued seasoning in our Beneficial unsecured products.

The trends impacting owned consumer delinquency as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned delinquency by product is comparable to managed except for MasterCard and Visa, private label and other unsecured receivables which is greater than managed delinquency due to the retention of receivables on balance sheet that do not meet the eligibility requirements for securitization.

Net Chargeoffs of Consumer Receivables
--------------------------------------
Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

----------------------------------------------------------------------------------------------
                             First         Fourth          Third         Second          First
                           Quarter        Quarter        Quarter        Quarter        Quarter
                              2000           1999           1999           1999           1999
----------------------------------------------------------------------------------------------
Managed:
 Real estate secured           .55%           .56%           .58%           .62%           .48%
 Auto finance                 5.27           5.44           4.55           4.41           5.45
 MasterCard/Visa              6.24           6.13           7.04           9.24           9.60
 Private label                8.93           8.60           7.63           7.24           6.66
 Other unsecured              8.80           8.29           8.19           6.27           7.16
                              ----           ----           ----           ----           ----
Total                         4.37%          4.25%          4.21%          4.05%          4.30%
                              ====           ====           ====           ====           ====
Owned                         4.09%          4.17%          4.00%          3.68%          4.07%
                              ====           ====           ====           ====           ====

Managed net chargeoffs as a percent of average managed consumer receivables increased slightly over both the prior and prior year quarters. Private label chargeoffs have been negatively impacted by reductions in the portfolio balance as more originations are booked by our affiliate. The increase in other unsecured chargeoffs was driven by our Beneficial portfolio. MasterCard and Visa chargeoffs were essentially flat compared to the prior quarter, but decreased from the prior year quarter due to the run-off associated with our Household Bank branded portfolio.

The decrease in total owned net chargeoffs as a percent of owned receivables over the prior quarter is primarily due to decreased chargeoffs in our MasterCard and Visa portfolio. The owned trends impacting our remaining products are generally consistent with those described above for our managed portfolio. Owned chargeoffs for MasterCard and Visa, other unsecured and private label are higher than managed chargeoffs due to the difference in credit quality and seasoning of the receivables that remain on our balance sheet. Chargeoffs on owned auto finance receivables are lower than managed chargeoffs due to the predominantly unseasoned nature of the receivables which remain on our balance sheet.

Nonperforming Assets
--------------------
Nonperforming assets consisted of the following:

-----------------------------------------------------------------------------------------------
(In millions)                       3/31/00     12/31/99      9/30/99      6/30/99      3/31/99
-----------------------------------------------------------------------------------------------
Owned assets:
 Nonaccrual receivables            $1,250.1     $1,183.7     $1,162.2     $1,014.5     $  935.9
 Accruing consumer receivables
   90 or more days delinquent         484.1        508.4        527.9        519.4        553.0
 Renegotiated commercial loans         12.3         12.3         12.3         12.3         12.3
                                   --------     --------     --------     --------     --------
 Total nonperforming receivables    1,746.5      1,704.4      1,702.4      1,546.2      1,501.2
 Real estate owned                    295.6        266.6        229.7        238.6        229.9
                                   --------     --------     --------     --------     --------
 Total nonperforming assets        $2,042.1     $1,971.0     $1,932.1     $1,784.8     $1,731.1
                                   ========     ========     ========     ========     ========
 Credit loss reserves as a
   percent of nonperforming
   receivables                         87.7%        86.3%        86.4%        94.3%        96.5%
                                   --------     --------     --------     --------     --------
Managed assets:
 Nonaccrual receivables            $1,638.7     $1,610.1     $1,502.6     $1,372.8     $1,307.1
 Accruing consumer receivables
   90 or more days delinquent         582.5        605.8        611.7        602.7        663.9
 Renegotiated commercial loans         12.3         12.3         12.3         12.3         12.3
                                   --------     --------     --------     --------     --------
 Total nonperforming
   receivables                      2,233.5      2,228.2      2,126.6      1,987.8      1,983.3
 Real estate owned                    295.6        266.6        229.7        238.6        229.9
                                   --------     --------     --------     --------     --------
 Total nonperforming assets        $2,529.1     $2,494.8     $2,356.3     $2,226.4     $2,213.2
                                   ========     ========     ========     ========     ========
 Credit loss reserves as
   a percent of nonperforming
   receivables                        103.3%        99.1%       101.3%       105.1%       106.3%
                                   --------     --------     --------     --------     --------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       12 Statement of Computation of Ratio of Earnings to Fixed Charges.

       27      Financial Data Schedule.

       99.1    Debt and Securities Ratings.

  (b)  Reports on Form 8-K

       During the first quarter of 2000, the registrant filed a Current Report on Form 8-K dated February 10, 2000 with respect to selected consolidated financial statements and selected owned and managed financial information for Household Finance Corporation as of and for the years ended December 31, 1999 and 1998.

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



Date: May 10, 2000            By: /s/ David A. Schoenholz
      ------------            ---------------------------
                              David A. Schoenholz
                              Executive Vice President and
                              Chief Financial Officer
                              and on behalf of
                              Household Finance Corporation

                           Exhibit Index
                           -------------

       12 Statement of Computation of Ratio of Earnings to Fixed Charges.

       27      Financial Data Schedule.

       99.1    Debt Securities Ratings.