Form 10-Q
period 2000-06-30
HOUSEHOLD FINANCE CORP
filed 2000-08-11
CIK 48681

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

                                 (847) 564-5000
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2000, there were 1,000 shares of registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                                Table of Contents


PART I. Financial Information                                         Page
                                                                      ----
     Item 1. Financial Statements

             Condensed Consolidated Statements of Income
             (Unaudited) - Three Months and Six Months
             Ended June 30, 2000 and 1999 .........................    2

             Condensed Consolidated Balance Sheets -
             June 30, 2000 (Unaudited) and December 31, 1999 ......    3

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended
             June 30, 2000 and 1999 ...............................    4

             Financial Highlights .................................    5

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited) ...............................    6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ........   11



PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K .....................   19

     Signature ....................................................   20

PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------

All amounts are stated in millions.

---------------------------------------------------------------------------------------
                                               Three months ended     Six months ended
                                                      June 30,              June 30,
                                                  2000       1999       2000       1999
---------------------------------------------------------------------------------------
Finance income                                $1,528.4   $1,264.9   $2,949.6   $2,445.1
Other interest income                             13.0       17.4       24.8       34.0
Interest expense                                 679.8      523.9    1,276.0    1,030.6
                                              --------   --------   --------   --------
Net interest margin                              861.6      758.4    1,698.4    1,448.5
Provision for credit losses on owned
   receivables                                   349.6      326.2      770.2      657.9
                                              --------   --------   --------   --------
Net interest margin after provision for
   credit losses                                 512.0      432.2      928.2      790.6
                                              --------   --------   --------   --------
Securitization income                            200.8      155.7      401.6      347.9
Insurance revenues                                91.6       88.3      183.3      180.3
Investment income                                 38.1       38.4       74.6       75.9
Fee income                                        73.0       94.3      167.0      193.9
Other income                                      25.6       26.6       84.3       97.3
                                              --------   --------   --------   --------
Total other revenues                             429.1      403.3      910.8      895.3
                                              --------   --------   --------   --------
Salaries and fringe benefits                     287.7      238.7      554.1      460.2
Occupancy and equipment expense                   59.8       54.6      119.8      108.0
Other marketing expenses                          53.3       33.7      106.2       75.8
Other servicing and administrative expenses       43.2       72.5      115.7      167.4
Amortization of acquired intangibles
   and goodwill                                   35.4       35.9       76.2       72.0
Policyholders' benefits                           55.5       58.7      112.1      117.5
                                              --------   --------   --------   --------
Total costs and expenses                         534.9      494.1    1,084.1    1,000.9
                                              --------   --------   --------   --------
Income before income taxes                       406.2      341.4      754.9      685.0
Income taxes                                     141.2      117.2      259.4      239.0
                                              --------   --------   --------   --------
Net income                                    $  265.0   $  224.2   $  495.5   $  446.0
                                              ========   ========   ========   ========

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

In millions, except share data.


--------------------------------------------------------------------------------
                                                    June 30,  December 31,
                                                        2000          1999
--------------------------------------------------------------------------------

ASSETS                                            (Unaudited)
Cash                                               $   206.7     $ 1,487.2
Investment securities                                3,028.9       2,257.2
Receivables, net                                    44,863.2      38,187.6
Advances to parent company and affiliates            1,088.0         691.8
Acquired intangibles and goodwill, net               1,496.9       1,572.9
Properties and equipment, net                          360.7         360.3
Real estate owned                                      318.7         266.6
Other assets                                         1,922.9       1,991.6
                                                   ---------     ---------
Total assets                                       $53,286.0     $46,815.2
                                                   =========     =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
     Commercial paper, bank and other borrowings   $ 8,946.3     $ 8,780.2
     Senior and senior subordinated debt (with
         original maturities over one year)         35,358.6      30,383.6
                                                   ---------     ---------
Total debt                                          44,304.9      39,163.8
Insurance policy and claim reserves                  1,071.5       1,077.2
Other liabilities                                    1,166.8         643.0
                                                   ---------     ---------
Total liabilities                                   46,543.2      40,884.0
                                                   ---------     ---------
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares
         authorized, issued and outstanding at
         June 30, 2000 and December 31, 1999,
         and additional paid-in capital              3,504.1       2,955.5
     Retained earnings                               3,273.8       3,053.3
     Accumulated other comprehensive income            (35.1)        (77.6)
                                                   ---------     ---------

Total common shareholder's equity                    6,742.8       5,931.2
                                                   ---------     ---------
Total liabilities and shareholder's equity         $53,286.0     $46,815.2
                                                   =========     =========


See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

In millions.
--------------------------------------------------------------------------------
Six months ended June 30                                  2000         1999
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                              $  495.5    $  446.0
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned receivables      770.2       657.9
     Insurance policy and claim reserves                    67.9        68.5
     Depreciation and amortization                         131.5       140.8
     Other, net                                            537.6       (84.9)
                                                        --------    --------
Cash provided by operations                              2,002.7     1,228.3
                                                        --------    --------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                            (335.9)     (712.0)
     Matured                                               139.7       226.9
     Sold                                                   33.8       465.7
Short-term investment securities, net change              (495.3)     (639.1)
Receivables:
     Originations, net                                  (4,141.9)   (4,756.9)
     Purchases and related premiums                     (6,903.1)   (1,769.3)
     Sold                                                3,654.7     2,799.5
Properties and equipment purchased                         (60.1)      (51.0)
Properties and equipment sold                                3.6        14.9
Advances to parent company and affiliates, net            (396.2)     (168.8)
                                                        --------    --------
Cash decrease from investments in operations            (8,500.7)   (4,590.1)
                                                        --------    --------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and deposits, net change                    21.1     1,214.3
Senior and senior subordinated debt issued               8,434.8     5,659.2
Senior and senior subordinated debt retired             (3,456.7)   (3,205.8)
Policyholders' benefits paid                               (56.8)      (60.8)
Cash received from policyholders                             0.1        22.0
Dividends paid to parent company                          (275.0)     (495.0)
Capital contributions from parent company                  550.0        --
                                                        --------    --------
Cash increase from financing and capital transactions    5,217.5     3,133.9
                                                        --------    --------
Decrease in cash                                        (1,280.5)     (227.9)
Cash at January 1                                        1,487.2       428.4
                                                        --------    --------
Cash at June 30                                         $  206.7    $  200.5
                                                        ========    ========
Supplemental cash flow information:
Interest paid                                           $1,366.0    $1,029.7
                                                        --------    --------
Income taxes paid                                          256.3       168.9
                                                        --------    --------



See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS
--------------------

All dollar amounts are stated in millions.

---------------------------------------------------------------------------------------------------
                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   2000         1999         2000         1999
---------------------------------------------------------------------------------------------------
Net income                                     $   265.0    $   224.2    $   495.5    $   446.0

Net interest margin and other revenues(1)        1,235.2      1,103.0      2,497.1      2,226.3

Return on average common shareholder's
    equity, annualized                              17.3%        15.6%        16.3%        15.4%

Return on average owned assets, annualized          2.07         1.99         2.01         2.00

Return on average managed assets, annualized        1.68         1.58         1.61         1.57



All dollar amounts are stated in millions.
--------------------------------------------------------------------------------
                                                     June 30,  December 31,
                                                         2000          1999
--------------------------------------------------------------------------------
Total assets:
    Owned                                           $53,286.0     $46,815.2
    Managed                                          65,415.9      59,527.0
                                                    ---------     ---------
Receivables:
    Owned                                           $44,851.6     $38,250.1
    Serviced with limited recourse                   12,129.9      12,711.8
                                                    ---------     ---------
    Managed                                         $56,981.5     $50,961.9
                                                    =========     =========
Debt to total shareholder's equity                      6.6:1         6.6:1
                                                    ---------     ---------

(1)  Net of policyholders' benefits.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2000 should not be considered indicative of the results for any future quarters or the year ending December 31, 2000. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.


2.   INVESTMENT SECURITIES
--------------------------

Investment securities consisted of the following available-for-sale investments:
-------------------------------------------------------------------------------
In millions.                                June 30, 2000     December 31, 1999
-------------------------------------------------------------------------------
                                     Amortized       Fair  Amortized       Fair
                                          Cost      Value       Cost      Value
                                      --------   --------   --------   --------
Marketable equity securities          $   25.6   $   25.2   $   23.8   $   24.6
Corporate debt securities              1,911.2    1,789.8    1,777.7    1,679.6
U.S. government and federal
     agency debt securities              582.1      573.6      194.3      182.3
Other                                    604.2      604.2      338.5      338.2
                                      --------   --------   --------   --------
Subtotal                               3,123.1    2,992.8    2,334.3    2,224.7
Accrued investment income                 36.1       36.1       32.5       32.5
                                      --------   --------   --------   --------
Total investment securities           $3,159.2   $3,028.9   $2,366.8   $2,257.2
                                      ========   ========   ========   ========

3. RECEIVABLES
--------------

Receivables consisted of the following:
-------------------------------------------------------------------------------
                                                         June 30,  December 31,
In millions.                                                 2000          1999
-------------------------------------------------------------------------------
Real estate secured                                     $27,171.0     $21,229.7
Auto finance                                              1,638.2       1,225.5
MasterCard/Visa                                           3,016.8       2,956.8
Private label                                             4,715.2       5,347.5
Other unsecured                                           7,729.8       6,815.3
Commercial and other                                        580.6         675.3
                                                        ---------     ---------
Total owned receivables                                  44,851.6      38,250.1

Accrued finance charges                                     887.5         698.0
Credit loss reserve for owned receivables                (1,525.5)     (1,470.7)
Unearned credit insurance premiums and
     claims reserves                                       (496.3)       (479.4)
Amounts due and deferred from
     receivables sales                                    1,927.4       1,927.0
Reserve for receivables serviced with
     limited recourse                                      (781.5)       (737.4)
                                                        ---------     ---------
Total owned receivables, net                             44,863.2      38,187.6
Receivables serviced with limited recourse               12,129.9      12,711.8
                                                        ---------     ---------
Total managed receivables, net                          $56,993.1     $50,899.4
                                                        =========     =========

The outstanding balance of receivables serviced with limited recourse consisted of the following:
-------------------------------------------------------------------------------
                                                         June 30,  December 31,
In millions.                                                 2000          1999
-------------------------------------------------------------------------------
Real estate secured                                     $ 1,796.2     $ 2,273.6
Auto finance                                              2,097.2       1,806.3
MasterCard/Visa                                           3,402.1       3,610.4
Private label                                             1,150.0       1,150.0
Other unsecured                                           3,684.4       3,871.5
                                                        ---------     ---------
Total                                                   $12,129.9     $12,711.8
                                                        =========     =========

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:
-------------------------------------------------------------------------------
                                                         June 30,  December 31,
In millions.                                                 2000          1999
-------------------------------------------------------------------------------
Real estate secured                                     $28,967.2     $23,503.3
Auto finance                                              3,735.4       3,031.8
MasterCard/Visa                                           6,418.9       6,567.2
Private label                                             5,865.2       6,497.5
Other unsecured                                          11,414.2      10,686.8
Commercial and other                                        580.6         675.3
                                                        ---------     ---------
Total                                                   $56,981.5     $50,961.9
                                                        =========     =========

The amounts due and deferred from receivables included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $2,015.2 million at June 30, 2000 and $1,992.0 million at December 31, 1999. It also included net customer payments which are owed to the securitization trustee of $100.9 million at June 30, 2000 and $78.6 million at December 31, 1999.

The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.


4.   CREDIT LOSS RESERVES
-------------------------

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

--------------------------------------------------------------------------------
                                      Three Months Ended        Six Months Ended
                                                June 30,                June 30,
In millions.                            2000        1999        2000        1999
--------------------------------------------------------------------------------
Owned receivables:
  Credit loss reserves at
    beginning of period             $1,532.5    $1,448.8    $1,470.7    $1,448.9

  Provision for credit losses          349.6       326.2       770.2       657.9
  Chargeoffs                          (427.5)     (371.2)     (866.1)     (761.0)
  Recoveries                            36.0        40.7        67.6        76.2
  Portfolio acquisitions, net           34.9        14.0        83.1        36.5
                                    --------    --------    --------    --------
  Total credit loss reserves for
    owned receivables at June 30     1,525.5     1,458.5     1,525.5     1,458.5
                                    --------    --------    --------    --------
Receivables serviced with limited
  Recourse:
  Credit loss reserves at
    beginning of period                774.7       658.8       737.4       656.4

  Provision for credit losses          166.1       125.0       365.6       270.9
  Chargeoffs                          (167.2)     (159.7)     (335.2)     (320.0)
  Recoveries                             7.8         7.3        13.5        14.2
  Other, net                              .1          .1          .2        10.0
                                    --------    --------    --------    --------
  Total credit loss reserves for
    receivables serviced with
    limited recourse at June 30        781.5       631.5       781.5       631.5
                                    --------    --------    --------    --------
Total credit loss reserves for
  managed receivables at June 30    $2,307.0    $2,090.0    $2,307.0    $2,090.0
                                    ========    ========    ========    ========

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves. Reserve levels also reflect the impact of a growing percentage of secured loans.

5. INCOME TAXES
---------------

The effective tax rate was 34.4 percent for the six months ended June 30, 2000 and 34.9 percent for the first six months of 1999. The effective tax rate differs from the statutory federal income tax rate in these years primarily because of the effects of state and local income taxes and leveraged lease tax benefits.


6. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES
--------------------------------------------------

We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $1,088.0 million at June 30, 2000 compared to $691.8 million at December 31, 1999. There were no advances from parent company and affiliates at June 30, 2000 and December 31, 1999. Net interest income on affiliated balances was $17.1 million for the second quarter of 2000 and $11.3 million for the prior year quarter. In the first six months of 2000, net interest income on affiliated balances was $34.0 million compared to $23.2 million for the same period last year.


7. COMPREHENSIVE INCOME
-----------------------

Comprehensive income was $254.0 million for the quarter ended June 30, 2000, $182.2 million for the quarter ended June 30, 1999, $538.0 million for the six months ended June 30, 2000 and $381.0 million for the six months ended June 30, 1999.

The components of accumulated other comprehensive income are as follows:
--------------------------------------------------------------------------------
                                                  June 30,    December 31,
In millions.                                          2000            1999
--------------------------------------------------------------------------------
Foreign currency translation adjustments            $ (3.3)         $ (7.1)
Unrealized gain (loss) on investments, net           (31.8)          (70.5)
                                                    ------          ------
    Accumulated other comprehensive income          $(35.1)         $(77.6)
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

Information about our reportable segment for the second quarter and first six months of 2000 compared to the corresponding prior year periods was as follows:
------------------------------------------------------------------------------
                                   Three Months Ended      Six Months Ended
Owned Basis                                  June 30,              June 30,
In millions.                         2000        1999       2000       1999
------------------------------------------------------------------------------
Net interest margin and other
   revenues (1)                 $ 1,263.8   $ 1,095.8  $ 2,496.2  $ 2,158.3
Intersegment revenues                60.7        31.0      106.8       65.1
Segment net income                  265.7       198.5      452.0      376.0
Total segment assets             46,736.8    39,389.6   46,736.8   39,389.6
Total segment assets - managed   59,023.5    51,075.2   59,023.5   51,075.2
                                ---------   ---------  ---------  ---------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.


A reconciliation of the total reportable segment's net income to consolidated net income for the second quarter and first six months of 2000 and 1999 is as follows:
------------------------------------------------------------------------------
                                Three Months Ended        Six Months Ended
Owned Basis                               June 30,                June 30,
In millions.                      2000        1999        2000        1999
------------------------------------------------------------------------------
Reportable segment net income   $265.7      $198.5      $452.0      $376.0
Other operations not
   individually reportable        39.6        54.1       114.4       127.1
Adjustments/eliminations         (40.3)      (28.4)      (70.9)      (57.1)
                                ------      ------      ------      ------
Total consolidated net income   $265.0      $224.2      $495.5      $446.0
                                ======      ======      ======      ======


10.    ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement. FASB statement No. 137 deferred our required adoption of FAS No. 133 to January 1, 2001. FASB Statement No. 138, which addressed a limited number of issues causing implementation difficulties, was issued in June 2000. We have not yet quantified the impact of these pronouncements on our financial statements.

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

OPERATIONS SUMMARY
------------------

Our net income for the second quarter of 2000 increased 18 percent to $265.0 million, from $224.2 million a year ago. Net income for the first six months of 2000 was $495.5 million, compared to $446.0 million in the year ago period. These improved results were due to strong revenue growth driven by significant receivable growth, partially offset by higher operating expenses from the portfolio growth, increased technology, marketing and e-commerce spending, and lower revenues from our private label business due to changes in the portfolio. In addition, our year-to-date earnings included higher net income in the first quarter from our tax refund anticipation loan ("RAL") business.

Our annualized return on average common shareholder's equity ("ROE")was 17.3 percent for the second quarter of 2000 and 16.3 percent for the first six months of 2000, compared to 15.6 percent and 15.4 percent in the same periods in 1999. Our annualized return on average owned assets ("ROA") was 2.07 percent in the second quarter of 2000 and 2.01 percent for the first six months of 2000, compared to 1.99 percent and 2.00 percent in the same periods in 1999. Our annualized return on average managed assets ("ROMA") was 1.68 percent in the second quarter of 2000 and 1.61 percent for the first six months of 2000, compared to 1.58 percent and 1.57 percent in the same periods in 1999.

SEGMENT RESULTS
---------------

Our Consumer segment reported improved results over the prior year periods. Managed receivables grew to $56.9 billion at June 30, 2000, from $53.4 billion at March 31, 2000 and $48.7 billion at June 30, 1999. The managed receivable growth during the quarter and year-over-year was driven by solid growth in real estate secured, other unsecured and auto finance receivables. In 2000, we acquired real estate secured portfolios of $3.7 billion, including a $1.5 billion portfolio in June 2000. Our private label portfolio declined over both the prior and year-ago quarters as an affiliate now originates substantially all receivables generated from new merchant relationships. Compared with the prior year quarter, strong receivables growth in the Union Privilege ("UP") portfolio was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts.





* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

ROA was 2.38 and 2.10 percent in the second quarter and first six months of 2000 compared to 2.04 and 1.95 percent in the year-ago periods. ROMA was 1.86 and
1.63 percent in the second quarter and first six months of 2000 compared to 1.57 and 1.49 percent in the year-ago periods. The improvement in operating results reflect higher dollars of net interest margin, partially offset by higher salaries and marketing expense, including sales incentive compensation, and higher credit loss provision reflecting the increased levels of receivables.


BALANCE SHEET REVIEW
--------------------

Managed receivables growth was solid, increasing 17 percent from a year ago to $57.0 billion. Excluding the $3.7 billion real estate secured loan portfolios that we acquired this year, receivables were up 9 percent from a year ago. The strongest contributor to the growth was our U.S. consumer finance business, which includes our real estate secured and unsecured products. The consumer finance growth is the result of favorable competitor and market conditions, improved customer retention rates, and increased productivity from our branch sales force who continue to benefit from our centralized lead management and point-of-sale system. Auto finance receivables increased $1.4 billion over last year to $3.7 billion. This business continued to benefit from favorable market conditions and an expanded collection and sales force. In our MasterCard and Visa portfolio, solid growth in our UP portfolio was substantially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. Changes in the way private label accounts are originated resulted in decreased private label receivables. Beginning in late 1998, an affiliate began originating substantially all private label receivables generated from new merchant relationships. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in an overall decrease in our private label portfolio.

Compared to March 31, 2000, managed receivables increased 6 percent. Excluding the $1.5 billion real estate secured portfolio we acquired in June 2000, total managed receivables increased 3 percent and receivables in our consumer finance business increased 4 percent. Auto finance growth was also strong in the quarter. This growth was offset by continued attrition in our private label portfolio due to the change in originations discussed above. MasterCard and Visa receivables grew modestly during the quarter as growth in our UP portfolio was offset by attrition in our Household Bank branded portfolio as discussed above.

Owned receivables were $44.9 billion at June 30, 2000, up from $40.8 billion at March 31, 2000 and $37.3 billion at June 30, 1999. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.80 percent, compared with 5.24 percent at March 31, 2000 and 5.28 percent at June 30, 1999. The annualized total consumer owned chargeoff ratio in the second quarter of 2000 was 3.73 percent, compared with
4.09 percent in the prior quarter and 3.68 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.72 percent, compared with 5.09 percent at March 31, 2000 and 5.14 percent at June 30, 1999. The annualized total consumer managed chargeoff ratio in the second quarter of 2000 was 4.07 percent, compared with 4.37 percent in the prior quarter and 4.05 percent in the year-ago quarter.

Our debt to total shareholder's equity ratio was 6.6 to 1 at both June 30, 2000 and December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our main uses of cash are the origination or purchase of receivables and purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations. Our liquidity and interest rate risk strategy continues to be conservative.

We paid no dividends to our parent company during the second quarter of 2000. A total of $275.0 million of dividends were paid to our parent company during the first six months of 2000. During the second quarter, we received a capital contribution of $550 million from our parent.

Commercial paper, bank and other borrowings increased to $8.9 billion at June 30, 2000 from $8.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $35.4 billion at June 30, 2000 from $30.4 billion at year-end.

Our securitized portfolio of real estate secured, auto finance, MasterCard and Visa, private label and other unsecured receivables totaled $12.1 billion at June 30, 2000, compared with $12.7 billion at December 31, 1999.

We securitized (excluding replenishments of certificate holder interests) the following receivables:
------------------------------------------------------------------------------
                      Three Months Ended    Six Months Ended
                                June 30,            June 30,
In billions.           2000         1999     2000       1999
------------------------------------------------------------------------------
Auto finance           $ .3         $ .3     $ .8       $ .6
MasterCard/Visa         --            --       .2         .2
Other unsecured          .3           --       .9         .3
                       ----         ----     ----       ----
Total                  $ .6         $ .3     $1.9       $1.1
                       ====         ====     ====       ====

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At June 30, 2000, 21 percent of our managed portfolio had been securitized, compared to 24 percent a year ago.

INCOME STATEMENT REVIEW
-----------------------

Net interest margin

Net interest margin was $861.6 and $1,698.4 million for the second quarter and first six months of 2000, compared to $758.4 and $1,448.5 million in the year ago periods. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $1,185.7 and $2,329.5 million for the second quarter and first six months of 2000, compared to $1,053.5 and $2,041.7 million for the same periods in 1999. The increases were primarily due to better pricing and receivable growth, which were partially offset by higher funding costs.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.45 percent, compared to 8.71 percent in the previous quarter and 8.43 percent in the year-ago quarter. The trends reflect the continued shift in the portfolio to lower margin real estate secured receivables and higher funding costs due to increases in interest rates, partially offset by better pricing in our consumer finance portfolio. Compared to the prior year, the margin also reflects improved pricing in our MasterCard and Visa portfolio.


Provision for credit losses

The provision for credit losses for receivables was $349.6 and $770.2 million for the second quarter and first six months of 2000, compared to $326.2 and $657.9 million for the same periods in 1999. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues

Securitization income was $200.8 and $401.6 million for the second quarter and the first six months of 2000, compared to $155.7 and $347.9 million for the same periods in 1999. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases are primarily due to changes in average securitized receivables and mix.

Insurance revenues were $91.6 and $183.3 million in the second quarter and first six months of 2000 compared to $88.3 and $180.3 million in the year-ago periods. The increases are due to increased sales on higher receivable balances.

Fee income, which includes revenues from fee-based products such as credit cards, was $73.0 and $167.0 million in the second quarter and first six months of 2000, compared to $94.3 and $193.9 million in the year-ago periods. The decreases are primarily due to decreases in credit card fees resulting from lower average MasterCard and Visa and private label receivables.

Other income was $25.6 and $84.3 million in the second quarter and first six months of 2000 compared to $26.6 and $97.3 million in the prior year periods. The overall decrease is primarily due to lower commercial income partially offset by higher income in our tax refund anticipation loan business where increases in both the number of refund anticipation loans and the average balance of such loans was partially offset by reduced pricing.

Expenses

Total costs and expenses for the second quarter and first six months of 2000 were $534.9 and $1,084.1 million compared to $494.1 and $1,000.9 million in the comparable prior year periods. Higher expenses were driven by higher receivable levels and increased technology, marketing and e-commerce spending. Significant fluctuations were as follows:

Salaries and fringe benefits for the second quarter and first six months of 2000 were $287.7 and $554.1 million compared to $238.7 and $460.2 million in the second quarter and first six months of 1999. The increases were primarily due to higher sales incentive compensation and additional staffing to support growth in the consumer finance business.

Occupancy and equipment expense for the second quarter and first six months of 2000 was $59.8 and $119.8 million compared to $54.6 and $108.0 million in the comparable prior year periods. The increases were primarily due to support facility growth associated with our Tampa, Florida collections center and branch facilities acquired with the first quarter real estate secured portfolio acquisition.

Other marketing expenses for the second quarter and first six months of 2000 were $53.3 and $106.2 million compared to $33.7 and $75.8 million in the comparable prior year periods. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the second quarter and first six months of 2000 were $43.2 and $115.7 million compared to $72.5 and $167.4 million in the comparable prior year periods. The decreases were primarily due to increased fees earned for servicing receivables of affiliates, partially offset by increased e-commerce initiatives and increased costs resulting from the first quarter real estate secured portfolio acquisition.

Amortization of acquired intangibles and goodwill for the second quarter and first six months of 2000 was $35.4 and $76.2 million compared to $35.9 and $72.0 million in the comparable prior year periods. The increases reflect higher amortization of purchased credit card relationships.


CREDIT LOSS RESERVES
--------------------

Our consumer credit management policies focus on product type and specific portfolio risk factors. The consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying financial statements for receivables by product type and Note 4, "Credit Loss Reserves" for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the quarter.

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows (in millions):
--------------------------------------------------------------------------------
                                    June 30,  March 31,  December 31,  June 30,
                                        2000       2000          1999      1999
--------------------------------------------------------------------------------
Owned                               $1,525.5   $1,532.5      $1,470.7  $1,458.5
Serviced with limited recourse         781.5      774.7         737.4     631.5
                                    --------   --------      --------  --------
Total                               $2,307.0   $2,307.2      $2,208.1  $2,090.0
                                    ========   ========      ========  ========

Managed credit loss reserves as a percent of nonperforming managed receivables were 108.2 percent at June 30, 2000, compared to 103.3 percent at March 31, 2000 and 105.1 percent at June 30, 1999.

Total owned and managed credit loss reserves as a percent of receivables were as follows:
-------------------------------------------------------------------------------
                       June 30,  March 31,  December 31,  June 30,
                          2000       2000          1999      1999

-------------------------------------------------------------------------------
Owned                     3.40%      3.75%         3.84%     3.91%
Managed                   4.05       4.31          4.33      4.27
                          ----       ----          ----      ----
Reserve ratios at June 30, 2000 reflect improved credit quality and the impact of a growing percentage of secured loans. Real estate secured receivables represent 51 percent of our total managed receivables at June 30, 2000, compared to 49 percent at March 31, 2000 and 46 percent at June 30, 1999. MasterCard and Visa receivables were 11 percent at quarter end, down from 12 percent at March 31, 2000 and 13 percent at June 30, 1999. This continued shift in portfolio mix to secured products is important, as the loss severity for real estate secured loans is significantly less than for unsecured products such as credit cards.

CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

------------------------------------------------------------------------------
                            6/30/00    3/31/00  12/31/99  9/30/99  6/30/99
------------------------------------------------------------------------------
Managed:
    Real estate secured       2.90%      3.16%     3.34%    3.42%    3.09%
    Auto finance              2.05       1.53      2.44     2.26     1.87
    MasterCard/Visa           2.98       3.17      3.46     3.90     3.73
    Private label             9.66       9.66      9.30     9.69     8.46
    Other unsecured           8.66       9.52      9.83     9.58     9.12
                              ----       ----      ----     ----     ----
Total                         4.72%      5.09%     5.45%    5.57%    5.14%
                              ====       ====      ====     ====     ====
Owned                         4.80%      5.24%     5.58%    5.92%    5.28%
                              ====       ====      ====     ====     ====

Managed delinquency as a percent of managed consumer receivables improved for the third straight quarter and was substantially lower than both the prior quarter and the prior year quarter. Dollars of delinquency were also down compared with the prior quarter.

On a sequential quarter basis, real estate secured delinquency continued to benefit from the growing percentage of loans in our portfolio on which we hold a first lien position. The increase in auto finance delinquency was due to seasonality. The continued decrease in our MasterCard and Visa delinquency was attributable to run-off associated with our undifferentiated Household Bank branded portfolio, tightened credit extension policies and re-engineered collection efforts. The decrease in our unsecured portfolio reflected the impact of adding additional collection staff.

The decrease in managed delinquency from the prior year quarter was primarily driven by improvements in our real estate secured, MasterCard and Visa, and other unsecured portfolios for the reasons discussed above. The increase in private label delinquency was attributable to reductions in the portfolio balance as more originations are booked by our affiliate.

The trends impacting owned consumer delinquency as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned delinquency for MasterCard and Visa, private label and other unsecured receivables are greater than managed delinquency due to the retention of receivables on balance sheet that do not meet the eligibility requirements for securitization. Owned delinquency for real estate secured and auto receivables are comparable to managed delinquency.

Net Chargeoffs of Consumer Receivables

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):
------------------------------------------------------------------------------
                        Second     First    Fourth    Third   Second
                       Quarter   Quarter   Quarter  Quarter  Quarter
                          2000      2000      1999     1999     1999
------------------------------------------------------------------------------
Real estate secured        .51%      .55%      .56%     .58%     .62%
Auto finance              4.37      5.27      5.44     4.55     4.41
MasterCard/Visa           5.85      6.24      6.13     7.04     9.24
Private label             8.99      8.93      8.60     7.63     7.24
Other unsecured           9.01      8.80      8.29     8.19     6.27
                          ----      ----      ----     ----     ----
Total                     4.07%     4.37%     4.25%    4.21%    4.05%
                          ====      ====      ====     ====     ====
                          3.73%     4.09%     4.17%    4.00%    3.68%
                          ====      ====      ====     ====     ====


Managed net chargeoffs as a percent of average managed consumer receivables for the second quarter of 2000 decreased from the prior quarter, but increased slightly over the prior year quarter. Dollars of chargeoff also declined on a sequential quarter basis.

During the quarter, managed chargeoffs improved in all products except private label and other unsecured. Private label chargeoffs have been negatively impacted by reductions in the portfolio balance as more originations are booked by our affiliate. The increase in other unsecured chargeoffs was driven largely by certain older Beneficial vintages.

Compared to the prior year, improvements in the managed chargeoff ratios in our real estate secured, auto and MasterCard and Visa portfolios, were more than offset by increases in our private label and other unsecured portfolios. MasterCard and Visa chargeoffs were down sharply over the prior year due to the run-off associated with our undifferentiated Household Bank branded portfolio. The increases in private label and other unsecured chargeoffs were attributable to the previously discussed reductions in the private label portfolio and Beneficial other unsecured portfolio.

The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for MasterCard and Visa, private label, and other unsecured are higher than managed chargeoffs due to the difference in credit quality and seasoning of the receivables that remain on our balance sheet. Chargeoffs on owned auto finance receivables are lower than managed chargeoffs due to the predominantly unseasoned nature of the receivables which remain on our balance sheet.

Nonperforming Assets

Nonperforming assets consisted of the following:

-------------------------------------------------------------------------------------------
In millions.                        6/30/00     3/31/00    12/31/99     9/30/99     6/30/99
-------------------------------------------------------------------------------------------
Nonaccrual owned receivables       $1,223.7    $1,250.1    $1,183.7    $1,162.2    $1,014.5
Accruing owned consumer
     receivables 90 or more days
     delinquent                       462.4       484.1       508.4       527.9       519.4
Renegotiated commercial loans          12.3        12.3        12.3        12.3        12.3
                                   --------    --------    --------    --------    --------
Total nonperforming owned
     receivables                    1,698.4     1,746.5     1,704.4     1,702.4     1,546.2
Real estate owned                     318.7       295.6       266.6       229.7       238.6
                                   --------    --------    --------    --------    --------
Total nonperforming owned assets   $2,017.1    $2,042.1    $1,971.0    $1,932.1    $1,784.8
                                   ========    ========    ========    ========    ========
Owned credit loss reserves as
     a percent of nonperforming
     owned receivables                 89.8%       87.7%       86.3%       86.4%       94.3%
                                   --------    --------    --------    --------    --------

Nonaccrual managed receivables     $1,563.7    $1,638.7    $1,610.1    $1,502.6    $1,372.8
Accruing managed consumer
     receivables 90 or more days
     delinquent                       556.2       582.5       605.8       611.7       602.7
Renegotiated commercial
     loans                             12.3        12.3        12.3        12.3        12.3
                                   --------    --------    --------    --------    --------
Total nonperforming managed
     receivables                    2,132.2     2,233.5     2,228.2     2,126.6     1,987.8
Real estate owned                     318.7       295.6       266.6       229.7       238.6
                                   --------    --------    --------    --------    --------
Total nonperforming assets         $2,450.9    $2,529.1    $2,494.8    $2,356.3    $2,226.4
                                   ========    ========    ========    ========    ========
Managed credit loss reserves as
     a percent of nonperforming
     managed receivables              108.2%      103.3%       99.1%      101.3%      105.1%
                                   --------    --------    --------    --------    --------

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         12    Statement of Computation of Ratio of Earnings to Fixed Charges.

         27    Financial Data Schedule.

         99.1  Debt Securities Ratings.

   (b)   Reports on Form 8-K

         During the second quarter of 2000, the Registrant filed no Current Reports on Form 8-K.

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



Date:    August 10, 2000                     By: /s/ David A. Schoenholz
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