Form 10-Q
period 2000-09-30
HOUSEHOLD FINANCE CORP
filed 2000-11-13
CIK 48681

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to _______________


                           Commission file number 1-75


                          HOUSEHOLD FINANCE CORPORATION
              (Exact name of registrant as specified in its charter)


           Delaware                                  36-1239445
           --------                                  ----------
   (State of Incorporation)              (I.R.S. Employer Identification No.)


              2700 Sanders Road, Prospect Heights, Illinois 60070
              (Address of principal executive offices) (Zip Code)

                                 (847) 564-5000

               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2000, there were 1,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                                Table of Contents


PART I.      Financial Information                                      Page
                                                                        ----

     Item 1. Financial Statements

             Condensed Consolidated Statements of Income
             (Unaudited) - Three Months and Nine Months
             Ended September 30, 2000 and 1999........................     2

             Condensed Consolidated Balance Sheets -
             September 30, 2000 (Unaudited) and December 31, 1999.....     3

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Nine Months Ended
             September 30, 2000 and 1999..............................     4

             Financial Highlights.....................................     5

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited)...................................     6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations............    11



PART II.     Other Information

     Item 6. Exhibits and Reports on Form 8-K.........................    18

  Signature  .........................................................    19

                        PART I. FINANCIAL INFORMATION
                        Item 1. FINANCIAL STATEMENTS

               Household Finance Corporation and Subsidiaries

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


-------------------------------------------------------------------------------
                                     Three months ended       Nine months ended
                                          September 30,           September 30,
(In millions)                          2000        1999       2000       1999
--------------------------------------------------------------------------------

Finance income                      $ 1,671.6   $ 1,321.0  $ 4,621.2  $ 3,766.1
Other interest income                    13.7        18.9       38.5       52.9
Interest  expense                       767.3       551.5    2,043.3    1,582.1
                                    ----------  ---------- ---------- ----------

Net interest margin                     918.0       788.4    2,616.4    2,236.9
Provision for credit losses on
    owned receivables                   363.1       372.8    1,133.3    1,030.7
                                    ----------  ---------- ---------- ----------

Net interest margin after provision
    for credit losses                   554.9       415.6    1,483.1    1,206.2
                                    ----------  ---------- ---------- ----------

Securitization income                   210.0       211.9      611.6      559.8
Insurance revenues                      104.6        88.8      287.9      269.1
Investment income                        40.8        41.4      115.4      117.3
Fee income                               88.2       105.6      255.2      299.5
Other income                             20.0        29.7      104.3      127.0
                                    ----------  ---------- ---------- ----------

Total other revenues                    463.6       477.4    1,374.4    1,372.7
                                    ----------  ---------- ---------- ----------

Salaries and fringe benefits            239.3       203.5      698.2      599.6
Sales incentives                         50.7        41.0      145.9      105.1
Occupancy and equipment expense          60.3        53.7      180.1      161.7
Other marketing expenses                 47.1        42.2      153.3      118.0
Other servicing and administrative
    expenses                             31.6        57.7      147.3      225.1
Amortization of acquired intangibles
    and intangibles                      35.4        35.4      111.6      107.4
Policyholders' benefits                  60.5        50.8      172.6      168.3
                                    ----------  ---------- ---------- ----------

Total costs and expenses                524.9       484.3    1,609.0    1,485.2
                                    ----------  ---------- ---------- ----------

Income before income taxes              493.6       408.7    1,248.5    1,093.7
Income taxes                            174.9       144.8      434.3      383.8
--------------------------------------------------------------------------------

Net income                            $ 318.7     $ 263.9    $ 814.2    $ 709.9
================================================================================


     See  notes  to  interim  condensed  consolidated  financial statements.

               Household Finance Corporation and Subsidiaries

                  CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                    September 30,  December 31,
(In millions, except share data)                            2000          1999
-------------------------------------------------------------------------------
ASSETS                                                (UNAUDITED)
Cash                                                  $    132.3   $   1,487.2
Investment securities                                    3,745.7       2,257.2
Receivables, net                                        47,386.9      38,187.6
Advances to parent company and affiliates                  784.2         691.8
Acquired intangibles and goodwill, net                   1,461.4       1,572.9
Properties and equipment, net                              363.4         360.3
Real estate owned                                          331.9         266.6
Other assets                                             1,958.3       1,991.6
-------------------------------------------------------------------------------

Total assets                                          $ 56,164.1    $ 46,815.2
===============================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper, bank and other borrowings         $  8,707.3    $  8,780.2
  Senior and senior subordinated debt (with original
     maturities over one year)                          38,047.7      30,383.6
                                                        --------      --------
Total debt                                              46,755.0      39,163.8
Insurance policy and claim reserves                      1,070.8       1,077.2
Other liabilities                                        1,354.2         643.0
                                                        --------      --------

Total liabilities                                       49,180.0      40,884.0
                                                        --------      --------

Common shareholder's equity:
  Common stock, $1.00 par value,  1,000 shares authorized,
     issued and outstanding at September 30, 2000 and
     December 31, 1999, and additional paid-in capital   3,504.2       2,955.5
  Retained earnings                                      3,492.5       3,053.3
  Accumulated other comprehensive income                   (12.6)        (77.6)
                                                        --------      --------

Total common shareholder's equity                        6,984.1       5,931.2
-------------------------------------------------------------------------------

Total liabilities and shareholder's equity            $ 56,164.1    $ 46,815.2
===============================================================================




     See notes to interim condensed consolidated financial statements.

                Household Finance Corporation and Subsidiaries

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------
                                                              Nine months ended
                                                                  September 30,
(In millions)                                                 2000        1999
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                              $    814.2    $   709.9
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned receivables      1,133.3      1,030.7
     Insurance policy and claim reserves                     144.0        118.3
     Depreciation and amortization                           190.0        207.9
     Other, net                                              624.8       (111.7)
                                                         ----------    ---------
Cash provided by operations                                2,906.3      1,955.1
                                                         ----------    ---------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                              (467.0)      (867.4)
     Matured                                                 112.7        321.6
     Sold                                                     67.0        536.3
Short-term investment securities, net change              (1,171.8)      (272.6)
Receivables:
     Originations, net                                    (7,623.7)    (6,911.4)
     Purchases and related premiums                       (8,604.2)    (2,011.8)
     Sold                                                  5,920.5      4,964.1
Acquisition of business operations                               -        (58.4)
Properties and equipment purchased                           (95.2)       (69.7)
Properties and equipment sold                                  8.0         16.8
Advances to (from) parent company and affiliates             (92.4)        16.3
                                                         ----------    ---------
Cash decrease from investments in operations             (11,946.1)    (4,336.2)
                                                         ----------    ---------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change              (80.9)      (325.4)
Senior and senior subordinated debt issued                13,277.0      8,152.1
Senior and senior subordinated debt retired               (5,601.5)    (4,894.4)
Policyholders' benefits paid                                 (84.8)       (87.9)
Cash received from policyholders                               0.1         22.0
Dividends paid to parent company                            (375.0)      (680.0)
Capital contributions from parent company                    550.0            -
                                                         ----------   ----------
Cash increase from financing and capital transactions      7,684.9      2,186.4
                                                         ----------   ----------
Decrease in cash                                          (1,354.9)      (194.7)
Cash at January 1                                          1,487.2        428.4
--------------------------------------------------------------------------------
Cash at September 30                                    $    132.3   $    233.7
================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                           $  2,134.3   $  1,562.9
Income taxes paid                                            354.2        420.0
--------------------------------------------------------------------------------

      See notes to interim condensed consolidated financial statements.

              Household Finance Corporation and Subsidiaries

                             FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------
                                         Three months ended   Nine months ended
                                              September 30,       September 30,
(Dollar amounts are in millions)              2000     1999       2000     1999
-------------------------------------------------------------------------------

Net income                               $   318.7$   263.9   $   814.2$  709.9

Net interest margin and other revenues(1)  1,321.1  1,215.0     3,818.2 3,441.3

Return on average common shareholder's
     equity annualized                        18.4 %   18.2 %      17.1%   16.3%

Return on average owned assets, annualized    2.30     2.30        2.12    2.10

Return on average managed assets, annualized  1.90     1.84        1.71    1.66
-------------------------------------------------------------------------------


-----------------------------------------------------------------------------
                                        September 30,         December 31,
(Dollar amounts are in millions)                 2000                 1999
-----------------------------------------------------------------------------
Total assets:
     Owned                                $ 56,164.1           $ 46,815.2
     Managed                                68,740.2             59,527.0
                                          -----------          -----------
Receivables:
     Owned                                $ 47,294.6           $ 38,250.1
     Serviced with limited recourse         12,576.1             12,711.8
                                          -----------          -----------
     Managed                              $ 59,870.7           $ 50,961.9
                                          ===========          ===========
Debt to total shareholder's equity             6.7:1                6.6:1
-------------------------------------------------------------------------------
(1)  Net of policyholders' benefits.

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2000 should not be considered indicative of the results for any future quarters or the year ending December 31, 2000. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.


2. INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

-------------------------------------------------------------------------------
                                          September 30,            December 31,
(Dollar amounts are in millions)                   2000                    1999
--------------------------------------------------------------------------------
                                 Amortized         Fair   Amortized        Fair
                                      Cost        Value        Cost       Value
                                 ----------   ----------  ----------  ----------
Marketable equity securities      $   25.8     $   25.5    $   23.8    $   24.6
Corporate debt securities          1,920.8      1,812.7     1,777.7     1,679.6
U.S. government and federal
   agency debt securities            261.2        254.5       194.3       182.3
Other                              1,615.7      1,616.1       338.5       338.2
                                 ----------   ----------  ----------  ----------

Subtotal                           3,823.5      3,708.8     2,334.3     2,224.7
Accrued investment income             36.9         36.9        32.5        32.5
--------------------------------------------------------------------------------

Total investment securities      $ 3,860.4    $ 3,745.7   $ 2,366.8   $ 2,257.2
================================================================================

3.       RECEIVABLES

Receivables consisted of the following:

--------------------------------------------------------------------------------
                                                    September 30,  December 31,
(In millions)                                                2000          1999
--------------------------------------------------------------------------------
Real estate secured                                    $ 28,787.6    $ 21,229.7
Auto finance                                              1,768.4       1,225.5
MasterCard*/Visa*                                         2,873.4       2,956.8
Private label                                             4,621.9       5,347.5
Other unsecured                                           8,703.4       6,815.3
Commercial and other                                        539.9         675.3
--------------------------------------------------------------------------------

Total owned receivables                                  47,294.6      38,250.1

Accrued finance charges                                     975.2         698.0
Credit loss reserve for owned receivables                (1,514.9)     (1,470.7)
Unearned credit insurance premiums and claims reserves     (545.1)       (479.4)
Amounts due and deferred from receivables sales           1,971.7       1,927.0
Reserve for receivables serviced with limited recourse     (794.6)       (737.4)
                                                        ---------     ----------

Total owned receivables, net                             47,386.9      38,187.6
Receivables serviced with limited recourse               12,576.1      12,711.8
--------------------------------------------------------------------------------

Total managed receivables, net                         $ 59,963.0    $ 50,899.4
================================================================================

Receivables serviced with limited recourse consisted of the following:

-------------------------------------------------------------------------------
                                                    September 30,  December 31,
(In millions)                                                2000          1999
--------------------------------------------------------------------------------
Real estate secured                                     $ 1,693.7     $ 2,273.6
Auto finance                                              2,411.7       1,806.3
MasterCard/Visa                                           3,747.0       3,610.4
Private label                                             1,150.0       1,150.0
Other unsecured                                           3,573.7       3,871.5
--------------------------------------------------------------------------------

Total receivables serviced with limited recourse       $ 12,576.1    $ 12,711.8
================================================================================

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:

--------------------------------------------------------------------------------
                                                    September 30,  December 31,
(In millions)                                                2000          1999
--------------------------------------------------------------------------------
Real estate secured                                    $ 30,481.3    $ 23,503.3
Auto finance                                              4,180.1       3,031.8
MasterCard/Visa                                           6,620.4       6,567.2
Private label                                             5,771.9       6,497.5
Other unsecured                                          12,277.1      10,686.8
Commercial and other                                        539.9         675.3
-------------------------------------------------------------------------------

Total managed receivables                              $ 59,870.7    $ 50,961.9
===============================================================================
*    MasterCard  is  a  registered   trademark  of   MasterCard   International,
     Incorporated and Visa is a registered trademark of VISA USA, Inc.

The amounts due and deferred from receivables sales included unamortized securitization assets and funds set up under the recourse requirements for certain sales totaling $2,034.2 million at September 30, 2000 and $1,992.0 million at December 31, 1999. It also included net customer payments which we owed to the securitization trustee of $75.3 million at September 30, 2000 and $78.6 million at December 31, 1999.

The reserve for receivables serviced with limited recourse represents our best estimate of probable losses on these receivables.


4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:


--------------------------------------------------------------------------------
                                        Three months ended    Nine months ended
                                             September 30,        September 30,
(In millions)                               2000      1999      2000       1999
--------------------------------------------------------------------------------
Owned receivables:
   Credit loss reserves at beginning
      of period                        $ 1,525.5 $ 1,458.5  $ 1,470.7 $ 1,448.9
   Provision for credit losses             363.1     372.8    1,133.3   1,030.7
   Chargeoffs                             (422.4)   (410.8)  (1,288.5) (1,171.8)
   Recoveries                               31.9      36.9       99.5     113.1
   Other, net                               16.8      13.9       99.9      50.4
--------------------------------------------------------------------------------

   Credit loss reserves for owned
      receivables at September 30        1,514.9   1,471.3    1,514.9   1,471.3
--------------------------------------------------------------------------------

Receivables serviced with limited recourse:
   Credit loss reserves at beginning of
      period                               781.5     631.5      737.4     656.4
   Provision for credit losses             165.8     189.4      531.5     460.3
   Chargeoffs                             (156.7)   (146.4)    (491.9)   (466.4)
   Recoveries                                8.3       7.4       21.7      21.6
   Other, net                               (4.3)        -       (4.1)     10.0
-------------------------------------------------------------------------------

   Credit loss reserves for receivables
      served with limited recourse at
      September 30                         794.6     681.9       794.6    681.9
-------------------------------------------------------------------------------

Total credit loss reserves for managed
   receivables at September 30         $ 2,309.5 $ 2,153.2   $ 2,309.5 $2,153.2
================================================================================

The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves.


5.       INCOME TAXES

Our effective tax rate was 34.8 percent for the nine months ended September 30, 2000 and 35.1 percent for the first nine months of 1999. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.

6.       TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $784.2 million at September 30, 2000 compared to $691.8 million at December 31, 1999. There were no advances from parent company and affiliates at September 30, 2000 and December 31, 1999. Net interest income on affiliated balances was $17.8 million for the third quarter of 2000 and $14.4 million for the prior year quarter. In the first nine months of 2000, net interest income on affiliated balances was $51.8 million compared to $37.6 million for the same period last year.


7.       COMPREHENSIVE INCOME

Comprehensive income was $341.2 million for the quarter ended September 30, 2000, $252.0 million for the quarter ended September 30, 1999, $879.2 million for the nine months ended September 30, 2000 and $633.0 million for the nine months ended September 30, 1999.

The components of accumulated other comprehensive income are as follows:


-------------------------------------------------------------------------------
                                            September 30,         December 31,
(In millions)                                        2000                 1999
-------------------------------------------------------------------------------
Foreign currency translation adjustments           $ (0.5)              $ (7.1)
Unrealized gain (loss) on investments               (12.1)               (70.5)
-------------------------------------------------------------------------------

Accumulated other comprehensive income            $ (12.6)             $ (77.6)
===============================================================================



8.       SEGMENT REPORTING

We have one reportable segment, Consumer, which includes our branch-based and correspondent consumer finance, private label credit card, auto finance and MasterCard and Visa businesses. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with our Annual Report on Form 10-K for the year ended December 31, 1999.

Information about our reportable segment for the third quarter and first nine months of 2000 compared to the corresponding prior year periods was as follows:


-------------------------------------------------------------------------------
                                 Three months ended           Nine months ended
Owned Basis                           September 30,               September 30,
(In millions)                    2000          1999          2000          1999
--------------------------------------------------------------------------------

Net interest margin and
     other revenues (1)     $ 1,321.3     $ 1,219.6     $ 3,817.6     $ 3,377.9
Intersegment revenues            60.1          39.4         166.9         104.5
Net income                      303.0         243.8         755.0         619.8
Total assets                 49,710.6      39,446.6      49,710.6      39,446.6
Total assets - managed       62,389.4      51,534.8      62,389.4      51,534.8
--------------------------------------------------------------------------------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits

A reconciliation of the total reportable segment's net income to consolidated net income for the third quarter and first nine months of 2000 and 1999 is as follows:


-------------------------------------------------------------------------------
                                   Three months ended        Nine months ended
Owned Basis                             September 30,            September 30,
(In millions)                         2000       1999        2000         1999
-------------------------------------------------------------------------------

Reportable segment net income      $ 303.0    $ 243.8     $ 755.0      $ 619.8
Other operations not individually
     reportable                       49.4       47.5       163.8        174.6
Adjustments/eliminations             (33.7)     (27.4)     (104.6)       (84.5)
-------------------------------------------------------------------------------

Total consolidated net income      $ 318.7    $ 263.9     $ 814.2      $ 709.9
===============================================================================

9.      ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement. FASB Statement No. 137 deferred our required adoption of FAS No. 133 to January 1, 2001. FASB Statement No. 138, which addressed a limited number of issues causing implementation difficulties, was issued in June 2000. We estimate that our net-of-tax cumulative-effect-type adjustment to earnings and equity as a result of implementing FAS No. 133 will not be material.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures, but carries over most of FASB Statement No. 125's provisions without amendment. FAS No. 140 is effective for all transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. We do not believe the adoption of the non-disclosure-related provisions of FAS No. 140 will have a significant effect on the results of our operations.

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


OPERATIONS SUMMARY

Our net income for the third quarter of 2000 increased 21 percent to $318.7 million, from $263.9 million a year ago. Net income for the first nine months of 2000 was $814.2 million, compared to $709.9 million in the year ago period. These improved results were due to strong revenue growth which was driven by significant receivable growth, partially offset by higher operating expenses from the portfolio growth as well as increased technology, marketing, e-commerce, and personnel spending.

Our annualized return on average common shareholder's equity ("ROE") was 18.4 percent for the third quarter of 2000 and 17.1 percent for the first nine months of 2000, compared to 18.2 percent and 16.3 percent in the same periods in 1999. Our annualized return on average owned assets ("ROA") was 2.30 percent in the third quarter of 2000 and 2.12 percent for the first nine months of 2000, compared to 2.30 percent and 2.10 percent in the same periods in 1999. Our annualized return on average managed assets ("ROMA") was 1.90 percent in the third quarter of 2000 and 1.71 percent for the first nine months of 2000, compared to 1.84 percent and 1.66 percent in the same periods in 1999.

SEGMENT RESULTS

Our Consumer segment reported improved results over the prior year periods. The improvement in operating results primarily was due to increased net interest margin which was partially offset by higher salaries, sales incentives, and marketing expenses.

Managed receivables grew to $60.3 billion at September 30, 2000, from $56.9 billion at June 30, 2000 and $49.0 billion at September 30, 1999. The managed receivable growth during the quarter and year-over-year was driven by solid growth in real estate secured, other unsecured and auto finance receivables. During the first half of 2000, we acquired real estate secured portfolios of $3.7 billion. Our private label portfolio declined over both the prior and year-ago quarters as an affiliate now originates substantially all receivables generated from new merchant relationships. Compared with the prior year quarter, strong receivables growth in the Union Privilege ("UP") portfolio was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts.

ROA was 2.50 and 2.24 percent in the third quarter and first nine months of 2000 compared to 2.46 and 2.12 percent in the year-ago periods. ROMA was 2.00 and
1.76 percent in the third quarter and first nine months of 2000 compared to 1.91 and 1.63 percent in the year-ago periods.

BALANCE SHEET REVIEW

Managed receivables growth was solid, increasing 22 percent from a year ago to $59.9 billion. Excluding the $3.7 billion real estate secured loan portfolios that we acquired this year, receivables were up 14 percent from a year ago. The strongest contributor to the growth was our U.S. consumer finance business, which includes our real estate secured and other unsecured products, which reported total growth of 29 percent and internally-generated growth of 18 percent. The consumer finance growth is the result of favorable competitor and market conditions, improved customer retention rates, and increased productivity from our branch sales force who continue to benefit from our centralized lead management and point-of-sale system. Auto finance receivables increased $1.5 billion over last year to $4.2 billion. This business continued to benefit from favorable market conditions and an expanded sales force. In our MasterCard* and Visa* portfolio, solid growth in our UP portfolio was substantially offset by attrition in our legacy undifferentiated Household Bank branded portfolio and reflects our strategy to de-emphasize this low margin business. Changes in the way private label accounts are originated resulted in decreased private label receivables. Substantially all private label receivables generated from new merchant relationships are now originated by an affiliate. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in an overall decrease in our private label portfolio.

Compared to June 30, 2000, managed receivables increased 5 percent, led by 6 percent growth in our consumer finance business. Auto finance growth, at 12 percent, was also strong in the quarter.

Owned receivables were $47.3 billion at September 30, 2000, up from $44.9 billion at June 30, 2000 and $37.1 billion at September 30, 1999. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.82 percent, compared with 4.80 percent at June 30, 2000 and 5.92 percent at September 30, 1999. The annualized consumer owned chargeoff ratio in the third quarter of 2000 was 3.38 percent, compared with
3.73 percent in the prior quarter and 4.00 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.75 percent, compared with 4.72 percent at June 30, 2000 and 5.57 percent at September 30, 1999. The annualized consumer managed chargeoff ratio in the third quarter of 2000 was 3.71 percent, compared with 4.07 percent in the prior quarter and 4.21 percent in the year-ago quarter.

Our debt to total shareholder's equity ratio was 6.7 to 1 at September 30, 2000 and 6.6 to 1 at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our main uses of cash are the origination or purchase of receivables and purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

We paid dividends of $100 million to our parent company during the third quarter of 2000 and $375.0 million during the first nine months of 2000. During the third quarter, we received no capital contributions from our parent. Capital contributions from our parent totaled $550 million during the first nine months of 2000.

Commercial paper, bank and other borrowings decreased to $8.7 billion at September 30, 2000 from $8.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $38.0 billion at September 30, 2000 from $30.4 billion at year-end.

*    MasterCard  is  a  registered   trademark  of   MasterCard   International,
     Incorporated and Visa is a registered trademark of VISA USA, Inc.

Our securitized receivable portfolio totaled $12.6 billion at September 30, 2000, compared to $12.7 billion at December 31, 1999.

We securitized (excluding replenishments of certificate holder interests) the following receivables:


--------------------------------------------------------------------------------
                             Three months ended               Nine months ended
                                  September 30,                   September 30,
(In billions)              2000            1999            2000            1999
--------------------------------------------------------------------------------
Auto finance               $ .6            $ .5           $ 1.4           $ 1.1
MasterCard/Visa              .5              .1              .7              .3
Other unsecured              .4              .7             1.3             1.0
--------------------------------------------------------------------------------
Total                     $ 1.5           $ 1.3           $ 3.4           $ 2.4
================================================================================



We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Although our securitized portfolio currently represents a smaller portion of our total funding mix, we plan to continue utilizing securitizations as a source of funding in the future. At September 30, 2000, 21 percent of our managed portfolio had been securitized compared to 25 percent a year ago.


INCOME STATEMENT REVIEW

Net interest margin

Net interest margin was $918.0 and $2,616.4 million for the third quarter and first nine months of 2000, compared to $788.4 and $2,236.9 million in the year ago periods. Net interest margin on a managed basis, assuming receivables securitized were held in our portfolio, was $1,288.4 and $3,557.9 million for the third quarter and first nine months of 2000, compared to $1,077.7 and $3,119.4 million for the same periods in 1999. The increases were primarily due to better pricing and receivable growth, which were partially offset by higher funding costs.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.21 percent, compared to 8.45 percent in the previous quarter and 8.50 percent in the year-ago quarter. The trends reflect the continued shift in the portfolio to lower margin real estate secured receivables and higher funding costs due to increases in interest rates, partially offset by better pricing in our consumer finance portfolio.

Provision for credit losses

The provision for credit losses for receivables was $363.1 and $1,133.3 million for the third quarter and first nine months of 2000, compared to $372.8 and $1,030.7 million for the same periods in 1999. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period.

Other revenues

Securitization income was $210.0 and $611.6 million for the third quarter and the first nine months of 2000, compared to $211.9 and $559.8 million for the same periods in 1999. Securitization income consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The year-to-date increase is primarily due to increases in average securitized receivables and changes in portfolio mix.

Insurance revenues were $104.6 and $287.9 million in the third quarter and first nine months of 2000 compared to $88.8 and $269.1 million in the year-ago periods. The increases reflected increased sales on a larger portfolio.

Fee income, which includes revenues from fee-based products such as credit cards, was $88.2 and $255.2 million in the third quarter and first nine months of 2000, compared to $105.6 and $299.5 million in the year-ago periods. The decreases are primarily due to decreases in credit card fees resulting from lower average receivables.

Other income was $20.0 and $104.3 million in the third quarter and first nine months of 2000 compared to $29.7 and $127.0 million in the prior year periods. The overall decrease is primarily due to lower commercial income.

Expenses

Total costs and expenses for the third quarter and first nine months of 2000 were $524.9 and $1,609.0 million compared to $484.3 and $1,485.2 million in the comparable prior year periods. Higher expenses were driven by higher receivable levels and increased technology, marketing, e-commerce, and personnel spending. Significant fluctuations were as follows:

Salaries and fringe benefits for the third quarter and first nine months of 2000 were $239.3 and $698.2 million compared to $203.5 and $599.6 million in the comparable prior year periods. The increases were primarily due to additional staffing to support growth in the consumer finance business and the impact of acquisitions.

Sales incentives for the third quarter and first nine months of 2000 were $50.7 and $145.9 million compared to $41.0 and $105.1 million in the comparable prior year periods. The increases were primarily due to higher sales volumes in our branches.

Occupancy and equipment expense for the third quarter and first nine months of 2000 was $60.3 and $180.1 million compared to $53.7 and $161.7 million in the comparable prior year periods. The increases were primarily due to support facility growth associated with our Tampa, Florida collections center and facilities acquired with acquisitions in the first half of the year.

Other marketing expenses for the third quarter and first nine months of 2000 were $47.1 and $153.3 million compared to $42.2 and $118.0 million in the comparable prior year periods. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the third quarter and first nine months of 2000 were $31.6 and $147.3 million compared to $57.7 and $225.1 million in the comparable prior year periods. The decreases were primarily due to increased fees earned for servicing receivables of affiliates, partially offset by increased e-commerce initiatives and increased costs resulting from portfolio acquisitions in the first half of the year.

Amortization of acquired intangibles and goodwill for the third quarter of 2000 and 1999 was $35.4 million and $111.6 for the first nine months of 2000 compared to $107.4 million for the first nine months of 1999. The year-to-date increase reflects higher amortization of purchased credit card relationships.

CREDIT LOSS RESERVES

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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

--------------------------------------------------------------------------------
                  September 30,   June 30,  March 31, December 31, September 30,
(in millions)              2000       2000       2000         1999          1999
--------------------------------------------------------------------------------
Owned                 $ 1,514.9  $ 1,525.5  $ 1,532.5    $ 1,470.7     $ 1,471.3
Serviced with limited
     recourse             794.6      781.5      774.7        737.4         681.9
--------------------------------------------------------------------------------
Total managed         $ 2,309.5  $ 2,307.0  $ 2,307.2    $ 2,208.1     $ 2,153.2
================================================================================

Managed credit loss reserves as a percent of nonperforming managed receivables were 101.0 percent, compared to 108.2 percent at June 30, 2000 and 101.3 percent at September 30, 1999.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

--------------------------------------------------------------------------------
        September 30,      June 30,    March 31,   December 31,  September 30,
                 2000          2000         2000           1999           1999
--------------------------------------------------------------------------------
Owned            3.20 %        3.40 %       3.75 %         3.84 %         3.96 %
Managed          3.86          4.05         4.31           4.33           4.38
--------------------------------------------------------------------------------

Reserve ratios at September 30, 2000 reflect improved credit quality and underwriting and the impact of a growing percentage of secured loans which have lower loss rates than unsecured loans. Real estate secured receivables represent 51 percent of our total managed receivables at September 30, 2000 and June 30, 2000, compared to 46 percent at September 30, 1999.

CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

Two-Months-and-Over   Contractual   Delinquency   (as  a  percent  of   consumer
receivables):

--------------------------------------------------------------------------------
                        9/30/00     6/30/00     3/31/00     12/31/99    9/30/99
--------------------------------------------------------------------------------
Managed:
     Real estate secured  2.95  %     2.90 %      3.16 %       3.34 %    3.42 %
     Auto finance         2.25        2.05        1.53         2.44      2.26
     MasterCard/Visa      3.28        2.98        3.17         3.46      3.90
     Private label        9.95        9.66        9.66         9.30      9.69
     Other unsecured      8.41        8.66        9.52         9.83      9.58
--------------------------------------------------------------------------------

     Total managed        4.75 %      4.72 %      5.09 %       5.45 %    5.57 %
--------------------------------------------------------------------------------

Owned                     4.82 %      4.80 %      5.24 %       5.58 %    5.92 %
================================================================================

Managed delinquency as a percent of managed consumer receivables increased slightly during the quarter and was down 82 basis points from the prior year quarter. The modest sequential increase in delinquency is due to normal aging of our portfolios and seasonality in our auto finance portfolio.

The decrease in managed delinquency from the prior year quarter was primarily driven by improvements in our real estate secured, MasterCard and Visa, and other unsecured portfolios. In our real estate secured portfolio, we continue to benefit from the growing percentage of loans on which we hold a first lien position. The decrease in our MasterCard and Visa delinquency was attributable to run-off associated with our undifferentiated Household Bank branded portfolio, tightened credit extension policies and re-engineered collection efforts. Additional collection staff in our other unsecured business has resulted in decreased delinquency. The increase in private label delinquency was attributable to reductions in the portfolio balance as more originations are booked by our affiliate.

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

Net Chargeoffs of Consumer Receivables

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

CHARGEOFFS:
-------------------------------------------------------------------------------
                      Third       Second        First     Fourth      Third
                    Quarter      Quarter      Quarter    Quarter    Quarter
                       2000         2000         2000       1999       1999
-------------------------------------------------------------------------------
Managed:
 Real estate secured    .44  %       .51 %        .55  %     .56 %      .58  %
 Auto finance          4.56         4.37         5.27       5.44       4.55
 MasterCard/Visa       5.07         5.85         6.24       6.13       7.04
 Private label         9.16         8.99         8.93       8.60       7.63
 Other unsecured       8.17         9.01         8.80       8.29       8.19
-------------------------------------------------------------------------------

Total                  3.71  %      4.07 %       4.37  %    4.25 %     4.21  %
-------------------------------------------------------------------------------

Owned                  3.38  %      3.73 %       4.09  %    4.17 %     4.00  %
===============================================================================

Managed net chargeoffs as a percent of average managed consumer receivables for the third quarter of 2000 decreased from both the prior quarter and the prior year quarter. Dollars of chargeoff have declined for the second consecutive quarter.

Compared to the second quarter, improvements in our real estate secured, MasterCard and Visa, and other unsecured portfolios were partially offset by increases in our auto and private label portfolios. Our MasterCard and Visa portfolio continues to benefit from lower bankruptcy rates and higher recoveries. Our other unsecured portfolio reflects the benefits of improved collections resulting from the addition of collection staff. The increase in our auto finance portfolio is attributable to increased volume and seasonality. Private label chargeoffs have been negatively impacted by reductions in the portfolio balance as more originations are booked by our affiliate.

Compared to the prior year quarter, significant reductions in our MasterCard and Visa portfolio were partially offset by increases in our private label portfolio. The reasons for the trends are consistent with those discussed above. Run-off in our undifferentiated Household Bank branded portfolio also contributed to the reduced chargeoff rate.

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


NONPERFORMING ASSETS

------------------------------------------------------------------------------------------------
                             September 30,    June 30,  March 31, December 31,  September 30,
(In millions)                         2000        2000       2000         1999           1999
------------------------------------------------------------------------------------------------
Owned assets:
  Nonaccrual receivables         $ 1,352.0   $ 1,223.7  $ 1,250.1    $ 1,183.7      $ 1,162.2
  Accruing consumer receivables
     90 or more days delinquent      465.2       462.4      484.1        508.4          527.9
  Renegotiated commercial loans       12.3        12.3       12.3         12.3           12.3
                                  ---------    --------   --------    ---------      ---------

  Total nonperforming receivables  1,829.5     1,698.4    1,746.5      1,704.4        1,702.4
  Real estate owned                  331.9       318.7      295.6        266.6          229.7
-----------------------------------------------------------------------------------------------

  Total nonperforming assets     $ 2,161.4   $ 2,017.1  $ 2,042.1    $ 1,971.0      $ 1,932.1
-----------------------------------------------------------------------------------------------

  Credit loss reserves as a
   percent of nonperforming
   receivables                        82.8%       89.8%      87.7%        86.3%          86.4%
-----------------------------------------------------------------------------------------------

Managed assets:
  Nonaccrual receivables         $ 1,700.3   $ 1,563.7  $ 1,638.7    $ 1,610.1      $ 1,502.6
  Accruing  consumer receivables
     90 or more days delinquent      574.0       556.2      582.5        605.8          611.7
  Renegotiated commercial loans       12.3        12.3       12.3         12.3           12.3
                                 ----------   ---------  ---------    ---------     ----------

  Total nonperforming
     receivables                   2,286.6     2,132.2    2,233.5      2,228.2        2,126.6
  Real estate owned                  331.9       318.7      295.6        266.6          229.7
----------------------------------------------------------------------------------------------

  Total nonperforming assets     $ 2,618.5   $ 2,450.9  $ 2,529.1    $ 2,494.8      $ 2,356.3
----------------------------------------------------------------------------------------------

  Credit loss reserves as
    a percent of nonperforming
    receivables                      101.0%      108.2%     103.3%        99.1%         101.3%
----------------------------------------------------------------------------------------------
