Form 10-K
period 2000-12-31
HOUSEHOLD FINANCE CORP
filed 2001-03-22
CIK 48681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 15, 2001, there were 1,000 shares of registrant's common stock outstanding, all of which are owned by Household International, Inc.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART/Item No.                                                             Page
 -------------                                                             ----
 PART I.
 Item 1.       Business..................................................     3
               Cautionary Statement on Forward-Looking Statements........     3
 Item 2.       Properties................................................     4
 Item 3.       Legal Proceedings.........................................     4
 Item 4.       Submission of Matters to a Vote of Security Holders.......     4

 PART II.
 Item 5.       Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................     4
 Item 6.       Selected Financial Data...................................     4
 Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................     5
 Item 7A.      Quantitative and Qualitative Disclosure About Market
               Risk......................................................    24
 Item 8.       Financial Statements and Supplementary Data...............    24
 Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................    24

 PART III.
 Item 10.      Directors and Executive Officers of the Registrant........    24
 Item 11.      Executive Compensation....................................    24
 Item 12.      Security Ownership of Certain Beneficial Owners and
               Management................................................    24
 Item 13.      Certain Relationships and Related Transactions............    24

 PART IV.
 Item 14.      Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K..................................................    24
               Financial Statements......................................    24
               Reports on Form 8-K.......................................    25
               Exhibits..................................................    25

 Signatures...............................................................   26

 Report of Independent Public Accountants.................................  F-1

 Consolidated Statements of Income........................................  F-2

 Consolidated Balance Sheets..............................................  F-3

 Consolidated Statements of Cash Flows....................................  F-4

 Consolidated Statements of Changes in Common Shareholder's Equity........  F-5

 Notes to Consolidated Financial Statements...............................  F-7

 Selected Quarterly Financial Data (Unaudited)............................ F-33

                                    PART I

Item 1. Business.

   Household Finance Corporation ("HFC") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC and its subsidiaries may also be referred to in this Form 10-K as "we," "us" or "our." On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company headquartered in Wilmington, Delaware. Upon completion of the merger, substantially all of the net assets of Beneficial were contributed by Household International to HFC. We offer real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans ("RAL") and other types of unsecured loans to consumers in the United States. Prior to December 1998 when the holding company for Beneficial's international operations was merged with an affiliate, we also provided our consumer lending products to consumers in the United Kingdom and Canada. Where applicable laws permit, credit and specialty insurance is offered to our customers in connection with our products in the United States and Canada and prior to December 1998, in the United Kingdom.

   We have one reportable segment, Consumer, which includes our branch-based and correspondent consumer lending, retail services, credit card services and auto finance businesses. Our consumer lending business includes our branch based operations and our mortgage services business, which includes our correspondent business. Information about operating segments which are not individually reportable are included in the "All Other" segment which includes our insurance and tax services and commercial businesses, our corporate and treasury activities, and prior to June 30, 1998, Beneficial's international operations.

   Our consumer lending business originates real estate and unsecured products through its retail branch network, correspondents, direct mail, telemarketing and Internet applications. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays and promotional activity associated with our affinity relationships. We also cross sell our credit cards to existing real estate secured, private label and RAL customers. Additionally, we supplement internally-generated receivable growth with purchases from affiliates and opportunistic portfolio acquisitions.

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

  . continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

  . changes associated with, as well as the difficulty in integrating systems, operational functions and cultures of any organization we acquire;

  . the continued repositioning of our MasterCard/Visa business to further penetrate selected consumer segments; and

  . the ability to attract and retain qualified personnel to expand all of our operations.

Item 2. Properties.

   Substantially all of our branch offices, servicing locations and headquarters are leased, except for processing facilities in Las Vegas, Nevada and Tampa, Florida. We believe that such properties are in good condition and are adequate to meet our current and reasonably anticipated needs.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no public market in HFC's common stock.

   We paid cash dividends to Household International of $425 million in 2000, $803 million in 1999 and $690 million in 1998. Beneficial paid cash dividends of $75.4 million in 1998.

Item 6. Selected Financial Data.

   Omitted.

    Item 7. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                             FINANCIAL HIGHLIGHTS
                Household Finance Corporation and Subsidiaries

                                              2000       1999       1998
                                            ---------  ---------  ---------
                                               (All dollar amounts are
                                                stated in millions.)
Year ended December 31,(1)
Net income................................. $ 1,185.5  $ 1,019.9  $   304.9(2)
                                            ---------  ---------  ---------
Key Performance Ratios
Return on average owned assets.............      2.23%      2.25%       .73%(2)
Return on average managed assets...........      1.77       1.78        .53(2)
Return on average common shareholder's
 equity....................................      18.1       17.5        5.1(2)
Managed net interest margin................      8.29       8.42       8.09
Managed consumer net chargeoff ratio.......      3.93       4.20       4.21
                                            ---------  ---------  ---------
At December 31,(1)
Total assets:
  Owned.................................... $58,591.1  $46,815.2  $42,363.0
  Managed(3)...............................  77,514.4   59,527.0   55,062.2
Managed receivables........................  69,192.6   50,961.9   47,145.2
Debt to equity ratio.......................     6.7:1      6.6:1      5.9:1
                                            ---------  ---------  ---------

--------
(1) On June 30, 1998, Household International merged with Beneficial Corporation ("Beneficial"), a consumer finance holding company. Upon completion of the merger, substantially all of the net assets of Beneficial were contributed by Household International to HFC. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the financial results of Beneficial for all periods presented.

(2) Excluding merger and integration related costs of $751.0 million after-tax and the $118.5 million after-tax gain on the sale of Beneficial's Canadian operations, net operating income was $937.4 million, return on average owned assets was 2.24 percent, return on average managed assets was 1.64 percent and return on average common shareholder's equity was
     15.6 percent.

(3) Our managed data includes assets on our balance sheet and those assets that we service for investors as part of our asset securitization program. In 2000, we purchased real estate secured portfolios totaling $3.7 billion and acquired $6.7 billion in managed GM Card receivables, at fair market value, from an affiliate.

                              OPERATIONS SUMMARY

 . Our net income increased 16 percent in 2000 to $1.2 billion, compared to $1.0 billion in 1999 and operating net income of $.9 billion in 1998. We define operating net income in 1998 as income excluding merger and integration related costs of $751.0 million after-tax related to our merger with Beneficial and the $118.5 million after-tax gain on the sale of Beneficial's Canadian operations. Net income was $304.9 million in 1998. Strong revenue growth driven by significant receivable growth was the key to our improved results in 2000 and 1999. Partially offsetting the revenue growth in 2000 were higher operating expenses reflecting our investment in growing our business. In 2000, we increased technology, marketing, e-commerce and personnel spending to support current growth and strengthen our ability to achieve sustainable and consistent revenue and receivable growth in the future. Net income in 1999 also benefited from declines in operating expenses as a result of the Beneficial merger and improved results in our domestic MasterCard and Visa business.

 . Managed receivables grew 36 percent to $69.2 billion in 2000. Growth was strongest in our consumer lending business, which includes our real estate secured and unsecured products, and auto finance business.

 . Our return on average common shareholder's equity ("ROE") was 18.1 percent in 2000, compared to 17.5 percent in 1999 and 15.6 percent in 1998. The ratio for 1998 excludes merger and integration related costs and the gain on sale of Beneficial Canada. Our return on average owned assets ("ROA") was 2.23 percent in 2000 compared to 2.25 percent in 1999 and 2.24 percent in 1998, excluding the nonrecurring items. Our return on average managed assets ("ROMA") was 1.77 percent in 2000 compared to 1.78 percent in 1999 and 1.64 percent in 1998, excluding the nonrecurring items. Including the merger and integration related costs and the gain on sale of Beneficial Canada, ROE was 5.1 percent, ROA was .73 percent and ROMA was .53 percent in 1998. The increases in our ratios in 2000 compared to 1999 reflect higher net interest margin and other revenues due to receivables growth, partially offset by higher operating expenses as we increased spending for technology, marketing, e-commerce and personnel. The increase in 1999 over 1998 was primarily attributable to improved efficiency following the Beneficial merger.

 . Our consolidated managed net interest margin was 8.29 percent in 2000, compared to 8.42 percent in 1999 and 8.09 percent in 1998. The decrease in 2000 reflects our continuing shift to lower margin real estate secured receivables which have lower credit losses due to their secured nature. In addition, the decline in the margin reflects higher interest costs due to higher interest rates. The increase in 1999 reflects higher yields resulting from successful repricing in our MasterCard and Visa and other unsecured portfolios and a lower cost of funds.

 .  Our normalized managed basis efficiency ratio was 31.4 percent in 2000,
   32.5 percent in 1999, and 36.0 percent in 1998. The efficiency ratio is the ratio of operating expenses to the sum of our managed net interest margin and other revenues less policyholders' benefits. We normalize, or adjust for, items that are not indicative of ongoing operations. The ratio improved slightly in 2000 as growth in net interest margin and other revenue was substantially offset by increased operating expenses as we made investments in technology, marketing and e-commerce to support the growth of our businesses. The ratio improved in 1999 due to cost savings and operating efficiencies achieved from the consolidation of Beneficial's operations. Continued cost control efforts in all our businesses benefited both periods.

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

 . In connection with the Beneficial merger, Household International and HFC established an integration plan. The plan was approved by the appropriate levels of management and identified activities that would not be continued as a result of the merger and the related costs of exiting those activities. Pursuant to our plan, we accrued pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in 1998 which have been reflected in the statement of income in total costs and expenses. See Footnote 2 in our consolidated financial statements for further detail about the components of our merger and integration related costs. During 1998, we made cash payments of $629 million and non-cash reductions of $291 million against our restructuring reserve. The restructure reserve liability was $80 million at December 31, 1998. We completed our merger and integration plan during 1999. The costs incurred to execute the plan were consistent with our original estimated cost of $1 billion.

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

Segment Results

   Our consumer segment reported higher net income in 2000 compared to prior years. Net income increased to $1.2 billion, compared to $.9 billion in 1999 and 1998. Managed receivables grew to $69.4 billion at year end 2000, up
37 percent from $50.7 billion in 1999 and $46.8 billion in 1998. Our higher managed receivables were driven by solid growth in real estate secured, other unsecured, and auto finance receivables. In 2000, in addition to strong organic growth, we took advantage of consolidation in the home equity industry by acquiring real estate portfolios of $2.2 billion in March and $1.5 billion in June. Also in 2000, we acquired $6.7 billion in managed GM Card(R) receivables, at fair market value, from an affiliate. This drove our increase in MasterCard and Visa receivables as strong growth in our Union Privilege ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, was substantially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. ROA was 2.45 percent in 2000 compared to 2.25 percent in 1999 and 2.52 percent in 1998. ROMA was 1.89 percent in 2000 compared to
1.72 percent in 1999 and 1.75 percent in 1998. Our improved results for 2000 were driven by strong receivables growth, which resulted in higher levels of net interest income and other revenues. The higher revenues were partially offset by our higher spending. Higher salary and sales incentive expenses and higher marketing expenses reflected our investment in the growth of our businesses. Our credit loss provision also rose as a result of increased levels of receivables. In 1999, improved operating results in our consumer lending business was offset by lower net interest margin and other revenues from our MasterCard and Visa portfolio due to lower average receivables as a result of prior restructuring initiatives and lower net income from our private label business due to lower average receivables as an affiliate now originates these receivables. Results for 1999 also reflect efficiencies achieved as we successfully integrated Beneficial's branch operations.

                             BALANCE SHEET REVIEW

   Receivables growth has been a key contributor to our 2000 results. We generated strong growth in our consumer lending business, which includes our real estate secured and unsecured products, and our auto finance business. We also acquired $6.7 billion in managed GM Card(R) receivables from an affiliate in October 2000. Our managed portfolio, which includes receivables on our balance sheet plus receivables serviced with limited recourse, increased $18.2 billion to $69.2 billion at December 31, 2000. Growth in our managed portfolio is shown in the following table:

                                           Increase (Decrease)   Increase (Decrease)
                                              in 2000/1999           in 1999/1998
                                           ---------------------------------------------
                         December 31, 2000      $          %          $           %
                         ----------------- ------------  --------------------  ---------
                                (All dollar amounts are stated in millions)
Managed receivables:
  Real estate secured...     $31,605.7     $    8,102.4      34% $    2,707.2       13%
  Auto finance..........       4,355.7          1,323.9      44       1,266.5       72
  MasterCard/Visa.......      13,806.7          7,239.5     110        (635.8)      (9)
  Private label.........       6,238.1           (259.4)     (4)     (1,355.4)     (17)
  Other unsecured.......      12,678.3          1,991.5      19       1,841.0       21
  Commercial............         508.1           (167.2)    (25)         (6.8)      (1)
                             ---------     ------------  ------  ------------  -------
    Total...............     $69,192.6        $18,230.7      36% $    3,816.7        8%
                             =========     ============  ======  ============  =======

 . Real estate secured receivables increased $8.1 billion to $31.6 billion during 2000. Favorable market conditions, reduced competition and improved customer retention were key contributors to our growth. Our branch sales force continued to benefit from our centralized lead management and point-of-sale system resulting in increased productivity and strong growth in our HFC and Beneficial branches. Our mortgage services business, which includes our correspondent business, also reported strong year-over-year growth. We supplemented the strong internal growth with opportunistic portfolio acquisitions of $2.2 billion in the first quarter and $1.5 billion in the second quarter of 2000.

 Our auto finance business expanded its sales force by approximately
 60 people, which improved our relationships with existing dealers and increased the number of our dealer relationships. Continued consolidation within the non-prime auto finance industry has resulted in more rational pricing and fewer competitors. These factors drove the $1.3 billion increase in our auto finance loans to $4.4 billion at the end of 2000. Approximately half of the new volume was generated through our Millennium program, which was introduced in the second quarter of 1999. We believe this product enables us to target higher quality customers at competitive rates and to add credit diversification to our non-prime segment. In addition to its positive impact on receivable growth, the Millennium product has begun to positively impact our credit loss characteristics. Additional growth was also generated via the Internet. Our Internet customers tend to have higher credit scores and thus are a lower credit risk than our traditional dealer relationship customers.

 MasterCard and Visa receivables more than doubled to $13.8 billion during 2000. In October 2000, we acquired $6.7 billion in managed GM Card(R) receivables, at fair market value, from an affiliate. This affiliate remains the designated issuer of the GM Card(R), but we periodically purchase additional receivables from this affiliate. Our Union Privilege ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, also reported strong year-over-year growth. This growth was offset, as expected, by continued attrition in our undifferentiated Household Bank portfolio and reflects our strategy to de-emphasize this low margin business.

 Private label receivables declined 4 percent to $6.2 billion in 2000. Since late 1998, substantially all private label receivables generated from new merchant relationships have been originated by an affiliate. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in continued decreases in our private label portfolio.

 Strong growth in our consumer lending branches was the driver of the 19 percent increase in our other unsecured receivables. As mentioned earlier, improved customer retention, as well as lower turnover and increased productivity from our branch sales force, combined with favorable market conditions, contributed to our strong branch growth. Included in our unsecured portfolio are our personal homeowner loans ("PHL's"), which are underwritten and priced as unsecured loans but include a lien on real estate. Consequently, these loans have lower credit loss severity than traditional unsecured loans. At December 31, 2000, PHL's included in the other unsecured category comprised 5.6 percent of our managed portfolio. A year earlier these loans represented 5.0 percent.

 .  Our distribution channels and growth strategies vary across product lines.
   The consumer lending business originates real estate and unsecured products through its retail branch network, correspondents, direct mail, telemarketing and Internet applications. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays and promotional activity associated with our affinity relationships. GM Card(R) and private label credit card receivables are purchased from an affiliate. We also supplement internally-generated receivable growth with opportunistic portfolio acquisitions.

 We have identified the potential for selling more products to existing customers as an opportunity for receivable growth. This opportunity results from our broad product array, recognized brand names, varied distribution channels, and large, diverse customer base. As a result of these cross-selling initiatives, during 2000, we increased our products per customer by approximately 10 percent over 1999.

 The Internet is also an increasingly important distribution channel and is enabling us to expand into new customer segments and serve current customers in a more cost-effective manner. We are currently accepting loan applications via the Internet for most of our products and have the ability to serve our customers entirely on-line or in combination with our other distribution channels. We offer on-line customer care in some of our businesses with the goal to expand across all products in 2001.

 . Owned assets totaled $58.6 billion at December 31, 2000 and $46.8 billion at year-end 1999. Owned receivables may vary from period to period depending on the timing and size of asset securitization transactions. We had initial securitizations, excluding replenishments of prior securitizations, of $5.8 billion of receivables in 2000 and $3.9 billion in 1999. We refer to the securitized receivables that are serviced for investors and not on our balance sheet as our off-balance sheet portfolio.

 .  The managed consumer two-months-and-over contractual delinquency ratio was
   4.51 percent at December 31, 2000 compared to 5.45 percent at December 31, 1999. The 2000 managed consumer net chargeoff ratio was 3.93 percent compared to 4.20 percent in 1999 and 4.21 percent in 1998.

 .  The owned consumer two-months-and-over contractual delinquency ratio was
   4.71 percent at December 31, 2000 compared to 5.58 percent at December 31, 1999. The 2000 owned consumer net chargeoff ratio was 3.58 percent compared to 3.98 percent in 1999 and 3.89 percent in 1998.

 . Our managed credit loss reserves were $2.6 billion at December 31, 2000 compared to $2.2 billion at December 31, 1999. Credit loss reserves as a percent of managed receivables were 3.77 percent at December 31, 2000 compared to 4.33 percent at year-end 1999.

 . Our owned credit loss reserves were $1.6 billion at December 31, 2000 compared to $1.5 billion at December 31, 1999. Credit loss reserves as a percent of owned receivables were 3.19 percent at December 31, 2000 compared to 3.84 percent at year-end 1999.

 . Our debt to equity ratio was 6.7 to 1 at December 31, 2000 compared to 6.6 to 1 at December 31, 1999. The increase in the ratio was due to higher debt levels primarily attributable to higher average owned receivables at December 31, 2000.

                    PRO FORMA MANAGED STATEMENTS OF INCOME

   Securitizations of consumer receivables have been, and will continue to be, a source of liquidity for us. We continue to service securitized receivables after they have been sold and retain a limited recourse liability for future credit losses. We include revenues and credit-related expenses related to the off-balance sheet portfolio in one line item in our owned statements of income. Specifically, we report net interest margin, provision for credit losses, fee income, and securitization related revenue as a net amount in securitization revenue.

   We monitor our operations on a managed basis as well as on the owned basis shown in our statements of income. Our pro forma managed income statement assumes that the securitized receivables have not been sold and are still on our balance sheet. Consequently, the income and expense items discussed above are reclassified from securitization revenue into the appropriate caption in our pro forma managed basis income statement as if the receivables had not been securitized. Our pro forma managed basis income statement is presented below. Our pro forma managed basis income statement is not intended to reflect the differences between our accounting policies for owned receivables and the off-balance sheet portfolio, but merely to report net interest margin, fees and provision for losses as if the securitized loans were held in portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.

   We define the net effect of securitization activity on our operations as securitization related revenue less the over-the-life provision for credit losses on initial securitization transactions. Securitization related revenue includes gross initial gains on current period securitization transactions less amortization of current and prior period securitization gains. The over-the-life provision for credit losses on initial securitization transactions is reported in our pro forma managed income statement as a component of provision for credit losses. The net effect of securitization activity will vary depending upon the amount and mix of securitizations in a particular period.

                    PRO FORMA MANAGED STATEMENTS OF INCOME

                                                     Year ended December 31
                                                  -----------------------------
                                                    2000      1999      1998
                                                  --------- --------- ---------
                                                          (In millions)
Finance income................................... $ 8,699.9 $ 7,023.0 $ 6,941.2
Other interest income............................      58.0      67.3      36.5
Interest expense.................................   3,813.4   2,827.0   2,927.9
                                                  --------- --------- ---------
Net interest margin..............................   4,944.5   4,263.3   4,049.8
Provision for credit losses......................   2,422.9   2,060.8   2,058.4
                                                  --------- --------- ---------
Net interest margin after provision for credit
 losses..........................................   2,521.6   2,202.5   1,991.4
                                                  --------- --------- ---------
Securitization related revenue...................     152.9      85.0     206.3
Insurance revenue................................     394.8     357.7     352.9
Investment income................................     159.0     154.4     146.7
Fee income.......................................     656.2     568.5     728.8
Other income.....................................     108.5     164.9     239.2
Gain on sale of Beneficial Canada................       --        --      189.4
                                                  --------- --------- ---------
  Total other revenues...........................   1,471.4   1,330.5   1,863.3
                                                  --------- --------- ---------
Salaries and fringe benefits.....................     955.4     824.5     820.2
Sales incentives.................................     193.6     140.4     101.5
Occupancy and equipment expense..................     239.0     218.8     266.3
Other marketing expenses.........................     191.3     158.6     205.8
Other servicing and administrative expenses......     207.3     252.0     417.8
Amortization of acquired intangibles and
 goodwill........................................     147.0     143.3     168.8
Policyholders' benefits..........................     231.7     224.7     207.6
Merger and integration related costs.............       --        --    1,000.0
                                                  --------- --------- ---------
  Total costs and expenses.......................   2,165.3   1,962.3   3,188.0
                                                  --------- --------- ---------
Income before income taxes.......................   1,827.7   1,570.7     666.7
Income taxes.....................................     642.2     550.8     361.8
                                                  --------- --------- ---------
    Net income................................... $ 1,185.5 $ 1,019.9 $   304.9
                                                  ========= ========= =========
Average managed receivables...................... $58,292.0 $48,930.0 $49,290.8
Average noninsurance investments.................     911.0   1,244.8     489.1
Other interest-earning assets....................     434.1     416.4     302.6
                                                  --------- --------- ---------
Average managed interest-earning assets.......... $59,637.1 $50,591.2 $50,082.5
                                                  ========= ========= =========

                          STATEMENT OF INCOME REVIEW

   The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net Interest Margin

   Our net interest margin on an Owned Basis expanded to $3.6 billion for 2000, up from $3.1 billion in 1999 and $2.6 billion in 1998. As a percent of average owned interest-earning assets, net interest margin was 7.84 percent in 2000, 7.91 percent in 1999, and 7.53 percent in 1998. In 2000, better pricing and growth in average owned interest-earning assets resulted in higher net interest margin dollars which was partially offset by higher interest costs. On a percentage basis, net interest margin was impacted by a shift in the portfolio to lower margin real estate secured receivables and higher interest costs. In 2000, the Federal Reserve raised interest rates

3 times for a total of 100 basis points in addition to the 75 basis point increase in 1999. This resulted in absolute higher levels of interest costs as well as delays in repricing our portfolios in response to the increases. The increase in net interest margin in 1999 was due to growth in average interest-earning assets and higher interest spreads. The interest spread represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets. Although interest rates decreased during the last half of 1998 and increased during the last half of 1999, the timing of these rate changes resulted in a lower average rate for 1999 than for 1998.

   Our net interest margin on a Managed Basis increased to $4.9 billion for 2000, up from $4.3 billion in 1999 and $4.0 billion in 1998. As a percent of average managed interest-earning assets, the net interest margin percentage was 8.29 percent in 2000, 8.42 percent in 1999, and 8.09 percent in 1998. The decrease in the ratio in 2000 reflects the continued shift in the portfolio to lower margin real estate secured receivables and higher interest costs due to increases in interest rates, partially offset by improved pricing in our consumer lending and MasterCard and Visa portfolios. During 1999, pricing improvements in our MasterCard and Visa and other unsecured portfolios and lower costs of funds contributed to the higher rates. Although interest rates decreased during the last half of 1998 and increased during the last half of 1999, the timing of these rate changes resulted in a lower average rate for 1999 than for 1998. These increases were partially offset by an increase in the percentage of secured loans.

   Net interest margin as a percent of receivables on a Managed Basis is greater than on an Owned Basis because auto finance and MasterCard and Visa receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio.

   Because we generally are able to adjust our pricing in response to interest rate changes, we remain relatively interest rate insensitive. At December 31, 2000 and 1999, we estimated that our after-tax earnings would decline by about $75 and $55 million, respectively, following a gradual 200 basis point increase in interest rates over a twelve month period.

Provision for Credit Losses

   The provision for credit losses includes current period credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees at a level that reflects known and inherent risks in the portfolio. The Managed Basis provision for credit losses also includes the over-the-life reserve requirement established on the off-balance sheet portfolio when receivables are securitized.

   The provision for credit losses on an Owned Basis totaled $1.6 billion in 2000 compared to $1.4 billion in 1999 and $1.3 billion in 1998. The increase in 2000 was primarily due to increases in chargeoffs due to receivable growth, except for a decrease in chargeoffs in our MasterCard and Visa portfolio. Additionally, despite the shift to secured loans and improved credit quality, we recorded excess owned loss provision of $25 million in 2000 due to our rapid receivable growth. The increase in the 1999 provision for credit losses was due to higher chargeoffs in our unsecured and private label portfolios. The provision for credit losses on an Owned Basis may vary from year to year, depending on the amount of securitizations in a particular period. As a percent of average owned receivables, the provision was 3.51 percent compared to 3.81 percent in 1999 and 3.68 percent in 1998. The decline in this ratio reflects improving credit quality as secured loans represent a larger percentage of our owned portfolio and the run-off of our Household Bank branded MasterCard and Visa portfolio which has higher loss rates.

   The provision for credit losses on a Managed Basis was $2.4 billion in 2000 and $2.1 billion in 1999 and 1998. The provision as a percent of average managed receivables was 4.16 percent in 2000, 4.21 percent in 1999, and
4.18 percent in 1998. The Managed Basis provision is impacted by the type and amount of receivables securitized during the year and substantially offsets the income recorded on the securitization transactions.

Other Revenues

   Total other revenues on an Owned Basis were $2.0 billion in 2000, $1.9 billion in 1999, and $2.5 billion in 1998. Total other revenues on a Managed Basis were $1.5 billion in 2000, $1.3 billion in 1999, and $1.9 billion in 1998. Total other revenues in 1998 included a pretax gain of $189.4 million from the sale of Beneficial's Canadian operations.

   Securitization revenue on an Owned Basis consists of income associated with the securitization and sale of receivables with limited recourse, including net interest margin, fee and other income, and provision for credit losses related to those receivables. Securitization revenue was $932.8 million in 2000, $794.9 million in 1999 and $1,058.5 million in 1998. The increase in 2000 was due to higher average securitized receivables and changes in portfolio mix. The decrease in 1999 was due to lower average securitized receivables. The components of securitization revenue are reclassified to the appropriate caption in the pro forma statements of income on a Managed Basis.

   Securitization related revenue on a Managed Basis was $152.9 million in 2000, $85.0 million in 1999, and $206.3 million in 1998. The net effect of securitization activity, after establishing credit loss reserves on initial transactions, decreased income by $336.2 million in 2000, $280.7 million in 1999 and $152.6 million in 1998. Pro forma income decreased because amortization of current and prior period securitization gains exceeded initial gains on new transactions. Securitization related revenue and the net effect of securitization activity will vary from year to year depending upon the amount and mix of securitizations in a particular period.

   The following table includes securitization related revenue on a Managed Basis and the net effect of securitization activity on our operations:

                                                       Year ended December 31
                                                       -------------------------
                                                        2000     1999     1998
                                                       -------  -------  -------
                                                            (In millions)
Gross initial gains................................... $ 624.5  $ 461.1  $ 447.3
Amortization..........................................  (471.6)  (376.1)  (241.0)
                                                       -------  -------  -------
Securitization related revenue........................   152.9     85.0    206.3
Over-the-life provision on initial transactions.......   489.1    365.7    358.9
                                                       -------  -------  -------
  Net effect of securitization activity............... $(336.2) $(280.7) $(152.6)
                                                       =======  =======  =======

   Insurance revenue of $394.8 million in 2000 was up from $357.7 million in 1999 and $352.9 million in 1998. The increase reflects increased sales on a larger loan portfolio and improved retention in our consumer lending branch systems.

   Investment income includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $159.0 million in 2000 compared to $154.4 million in 1999 and $146.7 million in 1998. The increases were due to higher average investment balances and in 2000, higher yields.

   Fee income on an Owned Basis includes revenues from fee-based products such as credit cards. Fee income was $361.0 million in 2000, $414.1 million in 1999, and $498.7 million in 1998. Decreases in credit card fees resulting from lower average MasterCard and Visa and private label receivables contributed to the decreases. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period.

   Fee income on a Managed Basis was $656.2 million in 2000, compared to $568.5 million in 1999, and $728.8 million in 1998. The increase in 2000 was primarily due to higher average MasterCard and Visa receivables as a result of the purchase of GM Card(R) receivables from an affiliate in October 2000, partially offset by lower average private label receivables. The decrease in 1999 was due to lower average MasterCard and Visa receivables resulting from repositioning initiatives and to lower average private label receivables.

   Other income, which includes revenue from our refund anticipation loan business, was $108.5 million in 2000, $164.9 million in 1999, and $239.2 million in 1998. The declines were attributable to lower non-recurring gains on sales of non-strategic assets and lower commercial income.

Expenses

   Total costs and expenses increased 10 percent to $2.2 billion in 2000, compared to $2.0 billion in 1999 and $3.2 billion in 1998. In 2000, higher expenses were driven by higher receivable levels and increased operating, technology, marketing, e-commerce, and personnel spending directly related to receivable growth. Acquisitions during the first half of 2000 also contributed to increased expenses over the prior year. Operating expenses, excluding the one-time merger related costs of $1.0 billion, were down in 1999 compared to 1998. Cost savings and operating efficiencies from the Beneficial integration and continued cost control efforts throughout the company resulted in lower occupancy and equipment, salaries and fringe benefits and other costs. Integration-related decreases in salaries and fringe benefits were offset by growth throughout our businesses. Our Managed Basis efficiency ratio was 31.4 percent in 2000, compared to 32.5 percent in 1999 and 36.0 percent in 1998.

   Salaries and fringe benefits were $955.4 million in 2000, up from $824.5 million in 1999 and $820.2 million in 1998. Additional staffing to support growth and collection efforts in our consumer lending business contributed to the increase over prior years. In 1999, growth in our consumer lending and auto finance businesses were partially offset by efficiencies resulting from Beneficial staff reductions.

   Sales incentives were $193.6 million in 2000, compared to $140.4 million in 1999 and $101.5 million in 1998. The increases were primarily due to higher sales volumes in our branches.

   Occupancy and equipment expense was $239.0 million in 2000, compared to $218.8 million in 1999 and $266.3 million in 1998. The increase in 2000 was primarily associated with our Tampa, Florida collections center and other facilities acquired in the first half of the year. These facilities have supported our receivable growth. The reductions in 1999 compared to 1998 primarily were due to the elimination of duplicate branch offices and operating centers, including the sublease of the Beneficial office complex.

   Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $191.3 million in 2000, compared to $158.6 million in 1999 and $205.8 million in 1998. The increase in 2000 was primarily due to increased credit card marketing initiatives. The decrease in 1999 was due to lower spending on marketing programs on our Household Bank branded MasterCard and Visa portfolio.

   Other servicing and administrative expenses were $207.3 million in 2000, $252.0 million in 1999, and $417.8 million in 1998. The decreases were primarily due to increased fees earned for servicing receivables of affiliates, partially offset by increased e-commerce initiatives and increased costs resulting from portfolio acquisitions in the first half of the year.

   Amortization of acquired intangibles and goodwill was $147.0 million in 2000, $143.3 million in 1999, and $168.8 million in 1998. The increase in 2000 reflects higher amortization of purchased credit card relationships. The decrease in 1999 reflects lower levels of intangible assets resulting from the Household Bank branded credit card portfolio sales in 1998.

   Policyholders' benefits were $231.7 million in 2000, $224.7 million in 1999, and $207.6 million in 1998. The increases are consistent with the increase in insurance revenues resulting from increased policy sales.

   Income taxes. The effective tax rate was 35.1 percent in both 2000 and 1999 and 36.5 percent in 1998 (excluding merger and integration related costs and the gain on sale of Beneficial Canada).

                                CREDIT QUALITY

Delinquency and Chargeoffs

   Our delinquency and net chargeoff ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection efforts and general economic conditions. Real estate secured receivables, which have a significantly lower chargeoff rate than unsecured receivables, represented 46 percent of our total managed receivables at both December 31, 2000 and 1999 and 60 percent of our total owned receivables at December 31, 2000, compared to 56 percent in 1999. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

   We track delinquency and chargeoff levels on both an owned and a managed basis. We apply the same credit and portfolio management procedures to both our owned and off-balance sheet portfolios. Our focus is to use risk-based pricing and effective collection efforts for each loan. We have a process which we believe gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers is helpful in managing net credit losses. Despite these efforts to manage in the current credit environment, bankruptcies remain an industry-wide issue and are difficult to predict. We have taken steps throughout 2000 to tighten underwriting and credit line management in light of the uncertainty surrounding the economy.

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

Consumer Two-Month-and-Over Contractual Delinquency Ratios

                                  2000 Quarter End        1999 Quarter End
                                 ----------------------  ----------------------
                                  4     3     2     1     4     3     2     1
                                 ----  ----  ----  ----  ----  ----  ----  ----
Managed:
Real estate secured............. 2.82% 2.95% 2.90% 3.16% 3.34% 3.42% 3.09% 3.36%
Auto finance.................... 2.63  2.25  2.05  1.53  2.44  2.26  1.87  1.74
MasterCard/Visa................. 2.72  3.28  2.98  3.17  3.46  3.90  3.73  4.69
Private label................... 9.51  9.95  9.66  9.66  9.30  9.69  8.46  8.00
Other unsecured................. 8.89  8.41  8.66  9.52  9.83  9.58  9.12  8.62
                                 ----  ----  ----  ----  ----  ----  ----  ----
Total Managed................... 4.51% 4.75% 4.72% 5.09% 5.45% 5.57% 5.14% 5.22%
                                 ----  ----  ----  ----  ----  ----  ----  ----
Total Owned..................... 4.71% 4.82% 4.80% 5.24% 5.58% 5.92% 5.28% 5.34%
                                 ====  ====  ====  ====  ====  ====  ====  ====

   Our managed consumer delinquency ratio at year-end declined from both the third quarter and prior-year levels. The sequential quarter improvement was driven by improved credit quality in our MasterCard and Visa portfolio. The decrease in MasterCard and Visa delinquency was due to the GM Card(R) portfolio acquisition in October 2000. The GM Card(R) portfolio has a lower delinquency rate than our other MasterCard and Visa receivables. The modest sequential increase in auto finance and other unsecured delinquency during the quarter was due to normal aging of our portfolios and seasonality in our auto finance business.

   Compared to a year ago, managed delinquency declined by 94 basis points. The decrease from a year ago was primarily driven by improvements in our real estate secured, MasterCard and Visa, and other unsecured portfolios. In our real estate secured portfolio, we continue to benefit from the growing percentage of loans on which we hold a first lien position. During 2000, our consumer lending business added additional collection staff which has helped decrease delinquency in our real estate secured and other unsecured portfolios. The decrease in our MasterCard and Visa delinquency was primarily attributable to the previously discussed GM Card(R) portfolio acquisition. Run-off in our undifferentiated Household Bank branded portfolio also had a favorable impact on delinquencies. The increase in private label delinquency was attributable to reductions in the portfolio balance as more originations are booked by our affiliate.

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

Consumer Net Chargeoff Ratios

                                  2000 Quarter                  1999 Quarter
                         Full      Annualized          Full      Annualized          Full
                         Year  ----------------------  Year  ----------------------  Year
                         2000   4     3     2     1    1999   4     3     2     1    1998
                         ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Managed:
Real estate secured.....  .48%  .44%  .44%  .51%  .55%  .56%  .56%  .58%  .62%  .48%  .58%
Auto finance............ 4.90  5.40  4.56  4.37  5.27  4.96  5.44  4.55  4.41  5.45  5.39
MasterCard/Visa......... 5.52  5.23  5.07  5.85  6.24  8.04  6.13  7.04  9.24  9.60  6.29
Private label........... 8.92  8.62  9.16  8.99  8.93  7.50  8.60  7.63  7.24  6.66  6.05
Other unsecured......... 8.21  7.05  8.17  9.01  8.80  7.51  8.29  8.19  6.27  7.16  7.90
                         ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Total Managed........... 3.93% 3.69% 3.71% 4.07% 4.37% 4.20% 4.25% 4.21% 4.05% 4.30% 4.21%
                         ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Total Owned............. 3.58% 3.23% 3.38% 3.73% 4.09% 3.98% 4.17% 4.00% 3.68% 4.07% 3.89%
                         ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====

   Our annualized fourth quarter chargeoff ratio improved for the third consecutive quarter. The sequential quarterly increase in auto finance chargeoffs is attributable to seasonality and aging of the portfolio. Our MasterCard and Visa portfolio continues to benefit from lower bankruptcy rates, higher recoveries and run-off in our undifferentiated Household Bank branded portfolio. Our real estate secured and other unsecured portfolios reflect the benefits of improved collections resulting from the addition of collection staff.

   The managed consumer net chargeoff ratio for 2000 improved to 3.93 percent, down from 4.20 percent in 1999 and 4.21 percent in 1998. Our MasterCard and Visa portfolio reported the strongest improvement in 2000 as a result of significant decreases in chargeoffs in our Household Bank portfolio and in bankruptcy chargeoffs. The increase in other unsecured chargeoffs was driven by higher chargeoff levels on older Beneficial vintages in the first half of the year. Private label chargeoffs have been negatively impacted by reductions in the portfolio balance as more originations are booked by our affiliate. The 1999 ratio reflected lower real estate secured, auto finance and other unsecured chargeoffs and a lower chargeoff contribution to the total portfolio from our MasterCard and Visa portfolio due to lower average receivables. Our overall MasterCard and Visa chargeoff ratio was up in 1999, reflecting the impact of the repositioning of our Household Bank branded portfolio. These improvements were substantially offset by the impact of higher private label chargeoffs.

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

Credit Loss Reserves

   We maintain credit loss reserves to cover probable losses of principal, interest and fees in both our owned and off-balance sheet portfolios. We estimate losses for consumer receivables based on delinquency status and past loss experience. For securitized receivables, we also record a provision for estimated probable losses that we expect to incur over the life of the transaction. In addition, we provide loss reserves on both consumer and commercial receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation, including bankruptcy trends, recent growth, product mix, economic conditions, and current levels in chargeoff and delinquency. Chargeoff policies are also considered when establishing loss reserve requirements to ensure the appropriate allowances exist for products with longer chargeoff periods. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of our control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

   The following table sets forth credit loss reserves for the periods indicated:

                                              At December 31
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                               (All dollar amounts are stated in millions)
Managed credit loss reserves.  $2,605.3  $2,208.1  $2,105.3  $2,125.3  $1,745.9
Reserves as a % of managed
 receivables.................      3.77%     4.33%     4.47%     4.21%     3.85%
                               ========  ========  ========  ========  ========
Owned credit loss reserves...  $1,603.9  $1,470.7  $1,448.9  $1,417.5  $1,169.7
Reserves as a % of owned
 receivables.................      3.19%     3.84%     4.21%     4.38%     3.84%
                               ========  ========  ========  ========  ========

   Reserves as a percent of receivables reflect improved credit quality and underwriting, the impact of a growing percentage of secured loans which have lower loss rates than unsecured loans, continued runoff of our Household Bank branded MasterCard and Visa portfolio, and the 1998 sale of credit card receivables. Real estate secured receivables, which have a significantly lower chargeoff rate than unsecured receivables, represented 46 percent of our total managed receivables at both December 31, 2000 and 1999 and 60 percent of our total owned receivables at December 31, 2000, compared to 56 percent in 1999. Prior to the 1998 repositioning of our MasterCard and Visa business, unsecured receivables represented a higher percentage of our portfolio and drove the increasing reserve ratios.

Geographic Concentrations

   The state of California accounts for 16 percent of our managed domestic consumer portfolio and is the only state with more than 10 percent of this portfolio. Because of our centralized underwriting collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Nonperforming Assets

                                                        At December 31
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                   (All dollar amounts are
                                                     stated in millions)
Nonaccrual owned receivables..................... $1,434.2  $1,183.7  $  822.7
Accruing owned consumer receivables 90 or more
 days delinquent.................................    480.3     508.4     602.6
Renegotiated commercial loans....................     12.3      12.3      12.3
                                                  --------  --------  --------
Total nonperforming owned receivables............  1,926.8   1,704.4   1,437.6
Real estate owned................................    332.1     266.6     235.1
                                                  --------  --------  --------
Total nonperforming owned assets................. $2,258.9  $1,971.0  $1,672.7
                                                  ========  ========  ========
Nonaccrual managed receivables................... $1,823.4  $1,610.1  $1,165.5
Accruing managed consumer receivables 90 or more
 days delinquent.................................    690.7     605.8     707.7
Renegotiated commercial loans....................     12.3      12.3      12.3
                                                  --------  --------  --------
Total nonperforming managed receivables..........  2,526.4   2,228.2   1,885.5
Real estate owned................................    332.1     266.6     235.1
                                                  --------  --------  --------
Total nonperforming managed assets............... $2,858.5  $2,494.8  $2,120.6
                                                  ========  ========  ========
Managed credit loss reserves as a percent of
 nonperforming managed receivables...............    103.1%     99.1%    111.7%
                                                  ========  ========  ========

                        LIQUIDITY AND CAPITAL RESOURCES

   Generally, we are funded independently from our parent. Cash flows, liquidity, and capital are monitored at both HFC and Household International levels. In managing capital, HFC develops targets for the ratio of equity to managed assets based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, credit loss reserve strength, risks inherent in the projected operating environment and acquisition objectives. We also specifically consider the level of intangibles arising from completed acquisitions. These targets include capital levels against both on-balance sheet assets and our off-balance sheet portfolio. We paid cash dividends to our parent of $425 million in 2000, $803 million in 1999 and $690 million in 1998. Beneficial paid cash dividends of $75.4 million in 1998. We received capital contributions from our parent company of $550 million in 2000 and $250 million in 1998.

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

   We domestically market our commercial paper through an in-house sales force. Outstanding commercial paper totaled $8.7 billion at December 31, 2000 and $8.1 billion at December 31, 1999. We actively manage the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally-established targets.

   We market domestic medium-term notes through investment banks and our in-house sales force. A total of $9.9 billion domestic medium-term notes were issued in 2000 and $4.0 billion were issued in 1999. During 2000, we also issued $4.8 billion of domestic long-term debt with a weighted-average original maturity of 6.98 years. Domestic long-term issuances in 1999 totaled $5.1 billion and had a weighted-average maturity of 7.07 years. These long-term issuances lengthened the term of our funding, reduced reliance on commercial paper and securitizations, and preserved liquidity.

   To obtain a broader investment base, we periodically issue debt in foreign markets. During 2000, $2.1 billion in notes were issued in these foreign markets, including Euro-denominated debt and our first Japanese and Australian issuances, compared to $1.0 billion in 1999. In order to eliminate future foreign exchange risk, currency swaps were used to convert the notes to U.S. dollars at the time of issuance.

   We had committed back-up lines of credit totaling $9.5 billion at December 31, 2000, of which $400 million was also available to our parent company. None of these back-up lines were used in 2000. In addition, none of these lines contained a material adverse change clause which could restrict availability. Our back-up lines expire on various dates from 2001 through 2005. The most restrictive financial covenant contained in the terms of our credit agreements is the maintenance of minimum shareholder's equity of $3.6 billion.

Capital Expenditures

   During 2000 we made $135 million in capital expenditures compared to the prior-year level of $94 million.

Asset Securitizations

   From time to time, we securitize consumer receivables whereby we receive annual servicing fees on the outstanding balance of securitized receivables and the rights to future cash flows arising after the investors receive their contractual return.

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

   The following table summarizes the composition of receivables securitized (excluding replenishments of certificate holder interests) during the year:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                  (In billions)
MasterCard/Visa.................................................. $1.4 $ .5 $ .8
Auto finance.....................................................  1.9  1.4   .8
Private label....................................................   .5   .5   --
Other unsecured..................................................  2.0  1.5  1.3
                                                                  ---- ---- ----
Total............................................................ $5.8 $3.9 $2.9
                                                                  ==== ==== ====

   Certain securitization trusts, such as credit cards, are established at fixed levels and due to the revolving nature of the underlying receivables require the sale of new receivables into the trust to replace receivable runoff. These replenishments totaled $8.1, $7.8, and $7.1 billion in 2000, 1999, and 1998, respectively.

   The following table summarizes the expected amortization of our securitizations by type:

                                              At December 31, 2000
                         ---------------------------------------------------------------
                           2001     2002     2003     2004    2005  Thereafter   Total
                         -------- -------- -------- -------- ------ ---------- ---------
                                                  (In millions)
Real estate secured..... $  603.0 $  380.3 $  250.6 $  224.0     --       --   $ 1,457.8
Auto finance............    909.8    677.8    749.3    375.8     --       --     2,712.7
MasterCard/Visa.........  3,745.6  3,578.3    787.7    320.0 $880.0       --     9,311.7
Private label...........    176.3    922.4    551.3       --     --       --     1,650.0
Other unsecured.........  1,580.2    926.1    735.6    271.8   90.9   $186.5     3,791.1
                         -------- -------- -------- -------- ------   ------   ---------
  Total................. $7,014.9 $6,484.9 $3,074.5 $1,191.6 $970.9   $186.5   $18,923.3
                         ======== ======== ======== ======== ======   ======   =========

   At December 31, 2000, the expected weighted average remaining life of these transactions was 1.6 years.

   For MasterCard and Visa and private label securitizations, the issued securities may pay off sooner than originally scheduled if certain events occur. One example of such an event is if the annualized portfolio yield (defined as the sum of finance income and applicable fees, less net chargeoffs) for a certain period drops below a base rate (generally equal to the sum of the rate paid to the investors and the servicing fee). For certain auto securitizations, early payoff of securities may occur if established delinquency or loss levels are exceeded. For real estate secured and other unsecured securitizations, early pay off of the securities begins if the annualized portfolio yield falls below various limits, or if certain other events occur. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have more than adequate sources of funds if an early payoff event occurred.

   At December 31, 2000, we had facilities with commercial banks under which $11.8 billion of receivables may be securitized. These facilities are renewable on an annual basis. At December 31, 2000, $10.7 billion of receivables were securitized under these programs. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

Risk Management

   We have a comprehensive program to address potential financial risks, such as interest rate, counterparty and currency risk. For all of its subsidiaries, the Finance Committee of the Board of Directors of Household International sets acceptable limits for each of these risks annually and reviews the limits semi-annually.

   Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We utilize simulation models to measure the impact on net interest margin of changes in interest rates. The key assumptions used in this model include the rate at which we expect our loans to pay off, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. The assumptions we make are based on our best estimates of actual conditions. The model cannot precisely predict the actual impact of changes in interest rates on net income because these assumptions are highly uncertain. At December 31, 2000, our interest rate risk levels were substantially below those allowed by our existing policy.

   We generally fund our assets with liabilities that have similar interest rate features. This reduces structural interest rate risk. Over time, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. To manage these exposures, as well as our liquidity position, we have used derivatives to synthetically alter the repricing terms of our assets or liabilities or off-balance sheet transactions. We do not use any exotic or leveraged derivatives. We discontinued synthetic alteration of off-balance sheet transactions during 2000.

   At December 31, 2000, we managed approximately $21 billion of receivables that have variable interest rates, including credit card, real estate secured and other unsecured products. These receivables have been funded with $8.8 billion of short-term debt, with the remainder funded by intermediate and long-term liabilities. This position exposes us to interest rate risk. We primarily use interest rate swaps to reduce this exposure to interest rate risk. These transactions have no impact on liquidity risk. Interest rate swaps also are used sometimes to synthetically alter our exposure to basis risk. This type of risk exists because the pricing of some of our assets is tied to the prime rate, while the funding for these assets is tied to LIBOR. The prime rate and LIBOR react differently to changes in market interest rates; that is, the prime rate does not change as quickly as LIBOR. We assign all of our synthetic alteration and hedge transactions to specific groups of assets or liabilities. Prior to December 31, 2000, we also periodically assigned these hedge transactions to off-balance sheet items.

   The economic risk related to our interest rate swap portfolio is minimal. The face amount of a swap transaction is referred to as the notional amount. The notional amount is used to determine the interest payment to be paid by each counterparty, but does not result in an exchange of principal payments.

   Our primary exposure on our interest rate swap portfolio is the risk that the counterparty will not pay us the money they owe us. We protect ourselves against counterparty risk in several ways. Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 2000, substantially all of our derivative counterparties were rated AA- or better. We have never suffered a loss due to counterparty failure. Certain swap agreements that we have entered into require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level.

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

   At December 31, 2000 and 1999, we estimated that our after-tax earnings would decline by about $75 and $55 million, respectively, following a gradual 200 basis point increase in interest rates over a twelve month period and would increase by about $77 and $53 million, respectively, following a gradual 200 basis point decrease in interest rates. These estimates assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

   We enter into currency swaps in order to minimize currency risk. Currency risk results from changes in the value of underlying foreign-denominated assets or liabilities. These swaps convert both principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U. S. dollars.

   In January 2001, we adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). The adoption of FAS No. 133 will not have a significant impact on our interest rate risk management strategy.

   See Note 8 to the accompanying consolidated financial statements, "Derivative Financial Instruments and Other Financial Instruments With Off-Balance Sheet Risk," for additional information related to interest rate risk management and Note 9, "Fair Value of Financial Instruments," for information regarding the fair value of certain financial instruments.

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

   Asset Securitization--The process where interests in a pool of financial assets, such as credit card or other unsecured receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors.

   Auto Finance Loans--Closed-end loans secured by a first lien on a vehicle.

   Co-Branded Credit Card--A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation. (e.g., the GM Card(R)) The account holder typically receives some form of added benefit for using the card.

   Consumer Net Chargeoff Ratio--Net chargeoffs of receivables divided by average receivables outstanding.

   Fee Income--Income associated with interchange on credit cards and late and other fees from the origination or acquisition of loans.

   Foreign Exchange Contract--A contract used to minimize our exposure to changes in foreign currency exchange rates.

   Futures Contract--An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

   Interchange Fees--Fees received for processing a credit card transaction through the MasterCard or Visa network.

   Interest Only Strip--Represents our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

   Interest Rate Swap--Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

   LIBOR--London Interbank Offered Rate. A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

   Liquidity--A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

   Managed Basis--Method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables are reported as if those receivables were still held on our balance sheet.

   Managed Basis Efficiency Ratio--Ratio of operating expenses to managed net interest margin and other revenues less policyholders' benefits. The normalized efficiency ratio excludes nonrecurring gains, losses and charges.

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

   Non-prime Accounts--Accounts held by individuals with credit history reflecting occasional delinquencies, prior chargeoffs, or other credit blemishes. These accounts generally are charged higher interest rates and fees to compensate for the additional risk.

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

   Personal Homeowner Loan ("PHL")--A real estate loan that has been underwritten and priced as an unsecured loan.

   Private Label Credit Card--A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

   Real Estate Secured Loan--Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

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

   Return on Average Owned Assets--Net income divided by average owned assets.

   Return on Average Common Shareholder's Equity--Net income less dividends on preferred stock divided by average common shareholder's equity.

   Return on Average Managed Assets--Net income divided by average managed assets.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Omitted.

Item 11. Executive Compensation.

   Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Omitted.

Item 13. Certain Relationships and Related Transactions.

   Omitted.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

       Report of Independent Public Accountants.

       Consolidated Statements of Income for the Three Years Ended December 31, 2000.

       Consolidated Balance Sheets, December 31, 2000 and 1999.

       Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000.

       Consolidated Statements of Changes in Common Shareholder's Equity for the Three Years Ended December 31, 2000.

       Notes to Consolidated Financial Statements.

       Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   HFC did not file any current report on Form 8-K during the three months ended December 31, 2000.

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

Dated: March 22, 2001

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

             Signature                                Title
             ---------                                -----
        /s/ G. D. Gilmer                  President and Chief
____________________________________      Executive Officer, Director
            G. D. Gilmer

       /s/ W. F. Aldinger                 Director
____________________________________
           W. F. Aldinger

      /s/ D. A. Schoenholz                Executive Vice President and   Dated: March 22,
____________________________________      Chief Financial Officer,             2001
          D. A. Schoenholz                Director (also the principal
                                          financial and accounting
                                          officer)

        /s/ J. A. Vozar                   Vice President and Director
____________________________________
            J. A. Vozar

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Household Finance Corporation:

   We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Household Finance Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Household Finance Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Chicago, Illinois
January 15, 2001

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Year ended December 31
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In millions)
Finance income...................................... $6,438.3 $5,139.8 $4,581.4
Other interest income...............................     58.0     67.3     36.5
Interest expense....................................  2,895.2  2,152.7  1,995.5
                                                     -------- -------- --------
Net interest margin.................................  3,601.1  3,054.4  2,622.4
Provision for credit losses on owned receivables....  1,564.2  1,407.4  1,253.1
                                                     -------- -------- --------
Net interest margin after provision for credit
 losses.............................................  2,036.9  1,647.0  1,369.3
                                                     -------- -------- --------
Securitization revenue..............................    932.8    794.9  1,058.5
Insurance revenue...................................    394.8    357.7    352.9
Investment income...................................    159.0    154.4    146.7
Fee income..........................................    361.0    414.1    498.7
Other income........................................    108.5    164.9    239.2
Gain on sale of Beneficial Canada...................      --       --     189.4
                                                     -------- -------- --------
  Total other revenues..............................  1,956.1  1,886.0  2,485.4
                                                     -------- -------- --------
Salaries and fringe benefits........................    955.4    824.5    820.2
Sales incentives....................................    193.6    140.4    101.5
Occupancy and equipment expense.....................    239.0    218.8    266.3
Other marketing expenses............................    191.3    158.6    205.8
Other servicing and administrative expenses.........    207.3    252.0    417.8
Amortization of acquired intangibles and goodwill...    147.0    143.3    168.8
Policyholders' benefits.............................    231.7    224.7    207.6
Merger and integration related costs................      --       --   1,000.0
                                                     -------- -------- --------
  Total costs and expenses..........................  2,165.3  1,962.3  3,188.0
                                                     -------- -------- --------
Income before income taxes..........................  1,827.7  1,570.7    666.7
Income taxes........................................    642.2    550.8    361.8
                                                     -------- -------- --------
    Net income...................................... $1,185.5 $1,019.9 $  304.9
                                                     ======== ======== ========



    The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 At December 31
                                                               -------------------
                                                                 2000      1999
                                                               --------- ---------
                                                                  (In millions,
                                                               except share data)
                            Assets
Cash.......................................................... $   269.5 $ 1,487.2
Investment securities.........................................   3,217.4   2,257.2
Receivables, net..............................................  50,498.5  38,187.6
Advances to parent company and affiliates.....................     504.6     691.8
Acquired intangibles and goodwill, net........................   1,426.0   1,572.9
Properties and equipment, net.................................     368.0     360.3
Real estate owned.............................................     332.1     266.6
Other assets..................................................   1,975.0   1,991.6
                                                               --------- ---------
    Total assets.............................................. $58,591.1 $46,815.2
                                                               ========= =========
             Liabilities and Shareholder's Equity
Debt:
  Commercial paper, bank and other borrowings................. $ 8,829.4 $ 8,780.2
  Senior and senior subordinated debt (with original
   maturities over one year)..................................  40,575.9  30,383.6
                                                               --------- ---------
Total debt....................................................  49,405.3  39,163.8
Insurance policy and claim reserves...........................     891.8   1,077.2
Other liabilities.............................................     944.8     643.0
                                                               --------- ---------
Total liabilities.............................................  51,241.9  40,884.0
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares authorized,
   issued and outstanding at December 31, 2000 and 1999, and
   additional paid-in capital.................................   3,503.3   2,955.5
  Retained earnings...........................................   3,813.8   3,053.3
  Accumulated other comprehensive income (loss)...............      32.1     (77.6)
                                                               --------- ---------
Total common shareholder's equity.............................   7,349.2   5,931.2
                                                               --------- ---------
    Total liabilities and shareholder's equity................ $58,591.1 $46,815.2
                                                               ========= =========

    The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year ended December 31
                                             ---------------------------------
                                                2000       1999        1998
                                             ----------  ---------  ----------
                                                      (In millions)
Cash Provided by Operations
Net income.................................  $  1,185.5  $ 1,019.9  $    304.9
Adjustments to reconcile net income to net
 cash provided by operations:
 Provision for credit losses on owned
  receivables..............................     1,564.2    1,407.4     1,253.1
 Insurance policy and claim reserves.......        68.6      161.7        28.6
 Depreciation and amortization.............       261.4      271.8       291.9
 Deferred income tax provision.............       196.0       16.1       259.1
 Non-cash merger and integration related
  costs....................................         --         --        291.0
 Net realized gains from sales of assets...         --         --       (156.9)
 Other, net................................      (232.5)    (435.6)     (355.5)
                                             ----------  ---------  ----------
   Cash provided by operations.............     3,043.2    2,441.3     1,916.2
                                             ----------  ---------  ----------
Investments in Operations
Investment securities:
 Purchased.................................      (595.8)  (1,279.5)   (1,304.4)
 Matured...................................       271.8      675.2       308.5
 Sold......................................       229.5      732.2       848.3
Short-term investment securities, net
 change....................................      (832.5)     481.3      (597.8)
Receivables:
 Originations, net.........................   (10,140.5)  (7,865.4)  (12,975.2)
 Purchases and related premiums............   (17,290.2)  (5,164.8)   (2,937.8)
 Sold......................................    13,702.4    7,503.7    10,267.8
Acquisition of business operations.........         --       (58.4)        --
Properties and equipment purchased.........      (135.1)     (93.8)     (107.6)
Properties and equipment sold..............        13.6       27.5        42.5
Advances to parent company and affiliates,
 net.......................................       187.2     (212.8)      363.4
Sale of foreign subsidiary to affiliate....         --         --        340.0
                                             ----------  ---------  ----------
   Cash decrease from investments in
    operations.............................   (14,589.6)  (5,254.8)   (5,752.3)
                                             ----------  ---------  ----------
Financing and Capital Transactions
Short-term debt and demand deposits, net
 change....................................        46.5    1,637.1    (2,718.3)
Senior and senior subordinated debt issued.    20,501.3    9,232.3    12,645.8
Senior and senior subordinated debt
 retired...................................   (10,232.9)  (6,102.2)   (4,869.6)
Policyholders' benefits paid...............      (111.3)    (113.9)     (119.8)
Cash received from policyholders...........          .1       22.0        63.7
Capital contributions from parent company..       550.0        --        250.0
Dividends paid to parent company...........      (425.0)    (803.0)     (690.0)
Dividends paid--pooled affiliate...........         --         --        (75.4)
Prepayment of debt.........................         --         --       (767.2)
                                             ----------  ---------  ----------
   Cash increase from financing and capital
    transactions...........................    10,328.7    3,872.3     3,719.2
                                             ----------  ---------  ----------
   Increase (decrease) in cash.............    (1,217.7)   1,058.8      (116.9)
   Cash at January 1.......................     1,487.2      428.4       545.3
                                             ----------  ---------  ----------
   Cash at December 31.....................  $    269.5  $ 1,487.2  $    428.4
                                             ==========  =========  ==========
Supplemental Cash Flow Information:
 Interest paid.............................  $  2,931.8  $ 2,200.1  $  1,928.4
 Income taxes paid.........................       392.6      317.3       156.9
                                             ----------  ---------  ----------


  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S EQUITY


                                           Common Shareholder's Equity
                                 ------------------------------------------------
                                   Common
                                 Stock and             Accumulated
                                 Additional               Other     Total Common
                                  Paid-in   Retained  Comprehensive Shareholder's
                                  Capital   Earnings   Income (1)      Equity
                                 ---------- --------  ------------- -------------
                                   (All dollar amounts are stated in millions)
Balance at December 31, 1997...   $2,555.1  $3,296.9     $(48.3)      $5,803.7
 Net income....................                304.9                     304.9
 Other comprehensive income,
  net of tax:
   Foreign currency translation
    adjustments................                            48.2           48.2
   Unrealized gain on
    investments, net of
    reclassification
    adjustment.................                            13.8           13.8
                                                                      --------
Total comprehensive income.....                                          366.9
Dividends to parent company....               (690.0)                   (690.0)
Dividends--pooled affiliate
 (2)...........................                (75.4)                    (75.4)
Contribution of capital from
 parent company................      250.0                               250.0
Contribution of capital--pooled
 affiliate (2).................      155.2                               155.2
                                  --------  --------     ------       --------
Balance at December 31, 1998...    2,960.3   2,836.4       13.7        5,810.4
 Net income....................              1,019.9                   1,019.9
 Other comprehensive income,
  net of tax:
   Foreign currency translation
    adjustments................                             1.2            1.2
   Unrealized loss on
    investments, net of
    reclassification
    adjustment.................                           (92.5)         (92.5)
                                                                      --------
Total comprehensive income.....                                          928.6
Dividends paid to parent
 company.......................               (803.0)                   (803.0)
Premiums on related party sale.       (4.8)                               (4.8)
                                  --------  --------     ------       --------
Balance at December 31, 1999...    2,955.5   3,053.3      (77.6)       5,931.2
 Net income....................              1,185.5                   1,185.5
 Other comprehensive income,
  net of tax:
   Foreign currency translation
    adjustments................                            14.6           14.6
   Unrealized gain on
    investments, net of
    reclassification
    adjustment.................                            95.1           95.1
                                                                      --------
Total comprehensive income.....                                        1,295.2
Dividends paid to parent
 company.......................               (425.0)                   (425.0)
Contribution of capital from
 parent company................      550.0                               550.0
Premiums on related party sale.       (2.2)                               (2.2)
                                  --------  --------     ------       --------
Balance at December 31, 2000...   $3,503.3  $3,813.8     $ 32.1       $7,349.2
                                  ========  ========     ======       ========

--------
(1)  Accumulated other comprehensive includes the following:

                                                            At December 31
                                                          --------------------
                                                          2000   1999    1998
                                                          ----- -------  -----
                                                             (In millions)
   Unrealized gains (losses) on available-for-sale
    investments:
    Gross unrealized gains (losses).....................  $41.8 $(109.6) $33.7
    Income tax expense (benefit)........................   17.2   (39.1)  11.7
                                                          ----- -------  -----
    Net unrealized gains (losses).......................   24.6   (70.5)  22.0
   Cumulative adjustments for foreign currency
    translation adjustments.............................    7.5    (7.1)  (8.3)
                                                          ----- -------  -----
                                                          $32.1 $ (77.6) $13.7
                                                          ===== =======  =====

(2)  Relates to previous equity transactions of Beneficial Corporation.

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Comprehensive Income

   The following discloses the related tax effects allocated to each component of other comprehensive income (expense) and reclassification adjustments:

                                                        At December 31
                                                -------------------------------
                                                              Tax
                                                           (Expense)
                                                Before-Tax  Benefit  Net-of-Tax
                                                ---------- --------- ----------
                                                         (In millions)
1998
Foreign currency translation adjustments.......  $  48.0    $   .2     $ 48.2
Unrealized gains on investments:
  Unrealized holding gains arising during the
   period......................................     26.9      (9.4)      17.5
  Less: Reclassification adjustment for gains
   realized in net income......................     (5.8)      2.1       (3.7)
                                                 -------    ------     ------
  Net unrealized gains on investments..........     21.1      (7.3)      13.8
                                                 -------    ------     ------
    Other comprehensive income.................  $  69.1    $ (7.1)    $ 62.0
                                                 =======    ======     ======
1999
Foreign currency translation adjustments.......  $   1.7    $  (.5)    $  1.2
Unrealized losses on investments:
  Unrealized holding losses arising during the
   period......................................   (133.9)     47.5      (86.4)
  Less: Reclassification adjustment for gains
   realized in net income......................     (9.4)      3.3       (6.1)
                                                 -------    ------     ------
  Net unrealized losses on investments.........   (143.3)     50.8      (92.5)
                                                 -------    ------     ------
    Other comprehensive expense................  $(141.6)   $ 50.3     $(91.3)
                                                 =======    ======     ======
2000
Foreign currency translation adjustments.......  $  14.6    $  --      $ 14.6
Unrealized gains on investments:
  Unrealized holding gains arising during the
   period......................................    152.2     (56.6)      95.6
  Less: Reclassification adjustment for gains
   realized in net income......................      (.8)       .3        (.5)
                                                 -------    ------     ------
  Net unrealized gains on investments..........    151.4     (56.3)      95.1
                                                 -------    ------     ------
    Other comprehensive income.................  $ 166.0    $(56.3)    $109.7
                                                 =======    ======     ======

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Household Finance Corporation ("HFC" or "the company") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC is a leading provider of consumer lending products to middle-market customers in the United States and prior to December 1998, to customers in the United Kingdom and Canada, with $69.2 billion of managed receivables at December 31, 2000. HFC may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, and other types of unsecured loans. We also offer tax refund anticipation loans in the United Sates and credit and specialty insurance in the United States, Canada, and prior to December 1998, in the United Kingdom. We have one reportable segment:
Consumer, which includes our consumer lending, retail services, credit card services and auto finance businesses. Our consumer lending business includes our branch-based operations and our mortgage services business, which includes our correspondent business. Our retail services business offers private label credit cards.

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

   Investment Securities. We maintain investment portfolios (comprised primarily of debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2000 and 1999. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

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

   Receivables. Receivables are carried at amortized cost. Finance income is recognized using the effective yield method. Premiums and discounts on purchased receivables are recognized as adjustments of the yield of the related receivables. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Net deferred annual fees related to these receivables totaled $3.0 million at December 31, 2000 and $25.7 million at December 31, 1999.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Provision and Credit Loss Reserves. Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer and commercial receivables are maintained to reflect our judgment of portfolio risk factors. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

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

   Receivables Sold and Serviced with Limited Recourse and Securitization Revenue. Certain real estate secured, auto finance, MasterCard and Visa, private label and other unsecured receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees, operating expenses and other factors. The resulting gain is also adjusted by a reserve for estimated probable losses under the recourse provisions. Gains on sale, recourse provisions and servicing cash flows on receivables sold are reported in the accompanying consolidated statements of income as securitization revenue.

   In connection with these transactions, we record an interest only strip receivable, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest only strip receivables are reported in receivables at fair value as a component of amounts due and deferred from receivable sales along with our estimates of probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Our interest only strip receivables are reviewed for impairment whenever events indicate that the carrying value may not be recovered.

   Properties and Equipment. Properties and equipment, which include leasehold improvements, are recorded at cost, net of accumulated depreciation and amortization of $785.7 million at December 31, 2000 and $705.9

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES million at December 31, 1999. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

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

   Acquired Intangibles and Goodwill. Acquired intangibles consist of acquired credit card relationships which are amortized on a straight-line basis over their estimated useful lives which vary by portfolio and range from 4 to 15 years. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and is amortized on a straight-line basis over periods not exceeding 25 years. We review acquired intangibles and goodwill for impairment utilizing undiscounted cash flows whenever events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

   Interest Rate Contracts. Interest rate swaps are the principal vehicle used to manage interest rate risk; however, we also utilize interest rate futures, options, caps and floors, and forward contracts. We also have entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency. Our interest rate contracts are designated as an effective hedge/synthetic alteration of the specific underlying assets or liabilities (or specific groups of assets or liabilities). The net amount to be paid or received is accrued and included in net interest margin in the statements of income.

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

   Foreign Currency Translation. We have credit and specialty insurance operations in Canada and prior to December 1998, had foreign subsidiaries located in Canada and the United Kingdom. The functional currency for our foreign operations and subsidiaries is its local currency. Assets and liabilities of these businesses are

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. Resulting translation adjustments are accumulated in common shareholder's equity as a component of accumulated other comprehensive income.

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

   Premiums on Related Party Sales. Receivables are purchased from affiliates at fair market value. Premiums are recorded when the fair market value exceeds the carrying value of receivables purchased. Prior to April 2001, these premiums were included as a reduction of paid-in capital, net of related tax effects. Effective April 1, 2000, these premiums are recognized as adjustments of the yield of the related receivables.

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

   New Accounting Pronouncements. In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures. FAS No. 140 is effective for all transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The disclosures required by FAS No. 140 are presented in Note 5, "Asset Securitizations." We will adopt the non-disclosure-related provisions of FAS No. 140 on April 1, 2001 and do not expect the adoption to have a significant effect on our operations.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133, as amended by FAS Nos. 137 and 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement. On January 1, 2001, we adopted FAS No. 133 as required. The adoption was accounted for as a cumulative effect of the change in accounting principle. The impact of the adoption was not material to earnings and reduced shareholder's equity by $230 million. The adjustment to shareholder's equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments.

2. Business Combinations, Acquisitions and Divestitures

   In August 1999, we acquired all of the outstanding capital stock of Decision One Mortgage Company LLC ("Decision One"). Decision One originates loans through a 30-state broker network and packages them for sale to investors. The acquisition was accounted for as a purchase and, accordingly, earnings from Decision One have been included in our results of operations subsequent to the acquisition date.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

   As a result of the merger, adjustments were made in 1998 to align accounting policies of the two companies, particularly relating to chargeoffs for the retail services and consumer lending businesses. These adjustments did not have a material impact on our reported results.

   In connection with the Beneficial merger, Household International and HFC established an integration plan. The plan was approved by the appropriate levels of management and identified activities that would not be continued as a result of the merger and the related costs of exiting those activities. Our plan also identified the number of employees who would be involuntarily terminated and established the benefit levels those employees would receive upon termination. These benefit levels were communicated to employees in April 1998. Pursuant to our plan, we accrued pre-tax merger and integration related costs of approximately $1 billion ($751 million after-tax) in 1998 which have been reflected in the statement of income in total costs and expenses.

   The merger and integration costs were comprised of the following:

                                                                   (In millions)
Employee termination costs........................................    $  270
                                                                      ------
Facility closures:
  Lease termination costs:
    Beneficial corporate office...................................       100
    Branch offices and other operating facilities.................       142
  Fixed asset writedowns..........................................        40
  Vendor contract termination penalties...........................        37
                                                                      ------
Total facility closure costs......................................       319
                                                                      ------
Asset writedowns to reflect modified business plans:
  Goodwill and other intangibles..................................       183
  Real estate interests...........................................        68
                                                                      ------
Total asset writedowns............................................       251
                                                                      ------
Investment banking fees...........................................        75
Legal and other expenses..........................................        25
Debt prepayment premiums..........................................        60
                                                                      ------
Total merger and integration costs................................    $1,000
                                                                      ======

   During 1998, we made cash payments of $629 million and non-cash reductions of $291 million against our restructure reserve. The restructure reserve liability was $80 million at December 31, 1998. The merger and integration plan was completed during 1999. The costs incurred to execute the plan were consistent with our originally estimated cost of $1 billion.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

   In April 1998, we completed the sale of Beneficial's German consumer banking operations. An after-tax loss of $27.8 million was recorded in the fourth quarter of 1997. This loss was recorded after consideration of a $31.0 million tax benefit.

   In March 1998, we completed the sale of Beneficial's Canadian operations and recorded an after-tax gain of $118.5 million.

3. Investment Securities

                                                               At December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                (In millions)
Available-For-Sale Investments
  Marketable equity securities............................... $   24.9 $   24.6
  Corporate debt securities..................................  1,867.6  1,679.6
  U.S. government and federal agency debt securities.........    879.3    182.3
  Certificates of deposit....................................     76.8    124.9
  Money market funds.........................................    187.5    106.6
  Other......................................................    147.0    106.7
                                                              -------- --------
Subtotal.....................................................  3,183.1  2,224.7
Accrued investment income....................................     34.3     32.5
                                                              -------- --------
    Total investment securities.............................. $3,217.4 $2,257.2
                                                              ======== ========

   Proceeds from the sale of available-for-sale investments totaled approximately $.2, $.7 and $.8 billion in 2000, 1999 and 1998, respectively. Gross gains of $2.2, $12.1 and $9.0 million and gross losses of $1.4, $2.7 and $3.2 million in 2000, 1999 and 1998, respectively, were realized on those sales.

   The gross unrealized gains (losses) of available-for-sale investment securities were as follows:

                                                           At December 31
                          ---------------------------------------------------------------------------------
                                            2000                                     1999
                          ---------------------------------------- ----------------------------------------
                                      Gross      Gross                         Gross      Gross
                          Amortized Unrealized Unrealized   Fair   Amortized Unrealized Unrealized   Fair
                            Cost      Gains      Losses    Value     Cost      Gains      Losses    Value
                          --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                                            (In millions)
Marketable equity
 securities.............  $   25.8    $  --     $   (.9)  $   24.9 $   23.8     $1.0     $   (.2)  $   24.6
Corporate debt
 securities.............   1,942.6      17.4      (92.4)   1,867.6  1,777.7      3.5      (101.6)   1,679.6
U.S. government and
 federal agency debt
 securities.............     879.5       1.6       (1.8)     879.3    194.3      1.0       (13.0)     182.3
Certificates of deposit.      76.8       --         --        76.8    124.9      --          --       124.9
Money market funds......     187.5       --         --       187.5    106.6      --          --       106.6
Other...................     146.8        .6        (.4)     147.0    107.0       .3         (.6)     106.7
                          --------    ------    -------   -------- --------     ----     -------   --------
 Total available-for-
  sale investments......  $3,259.0    $ 19.6    $ (95.5)  $3,183.1 $2,334.3     $5.8     $(115.4)  $2,224.7
                          ========    ======    =======   ======== ========     ====     =======   ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   See Note 9, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets, liabilities and off-balance sheet financial instruments.

   Contractual maturities of and yields on investments in debt securities were as follows:

                                           At December 31, 2000
                         ------------------------------------------------------------
                                                      U.S. Government and Federal
                          Corporate Debt Securities      Agency Debt Securities
                         ---------------------------- -------------------------------
                         Amortized   Fair             Amortized    Fair
                           Cost     Value   Yield (1)    Cost      Value    Yield (1)
                         --------- -------- --------- ----------  --------- ---------
                                (All dollar amounts are stated in millions)
Due within 1 year....... $  195.3  $  194.3   6.96%    $   761.4  $   761.3      5.99%
After 1 but within 5
 years..................    550.4     548.8   6.91          14.2       14.5      6.50
After 5 but within 10
 years..................    340.2     333.0   6.74          36.5       35.6      5.59
After 10 years..........    856.7     791.5   7.20          67.4       67.9      6.65
                         --------  --------   ----     ---------  ---------   -------
  Total................. $1,942.6  $1,867.6   7.01%    $   879.5  $   879.3      6.22%
                         ========  ========   ====     =========  =========   =======

--------
(1) Computed by dividing annualized interest by the amortized cost of the respective investment securities.

4. Receivables

                                                             At December 31
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
                                                              (In millions)
Real estate secured....................................... $30,147.9  $21,229.7
Auto finance..............................................   1,643.0    1,225.5
MasterCard/Visa...........................................   4,495.0    2,956.8
Private label.............................................   4,588.1    5,347.5
Other unsecured...........................................   8,887.2    6,815.3
Commercial................................................     508.1      675.3
                                                           ---------  ---------
Total owned receivables...................................  50,269.3   38,250.1
Accrued finance charges...................................   1,095.9      698.0
Credit loss reserve for owned receivables.................  (1,603.9)  (1,470.7)
Unearned credit insurance premiums and claims reserves....    (622.3)    (479.4)
Amounts due and deferred from receivables sales...........   2,360.9    1,927.0
Reserve for receivables serviced with limited recourse....  (1,001.4)    (737.4)
                                                           ---------  ---------
Total owned receivables, net..............................  50,498.5   38,187.6
Receivables serviced with limited recourse................  18,923.3   12,711.8
                                                           ---------  ---------
  Total managed receivables, net.......................... $69,421.8  $50,899.4
                                                           =========  =========

   The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                             At December 31
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
                                                              (In millions)
Real estate secured....................................... $ 1,457.8  $ 2,273.6
Auto finance..............................................   2,712.7    1,806.3
MasterCard/Visa...........................................   9,311.7    3,610.4
Private label.............................................   1,650.0    1,150.0
Other unsecured...........................................   3,791.1    3,871.5
                                                           ---------  ---------
  Total................................................... $18,923.3  $12,711.8
                                                           =========  =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   At December 31, 2000, the expected weighted-average remaining life of these securitization transactions was 1.6 years.

   The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                               At December 31
                                                             -------------------
                                                               2000      1999
                                                             --------- ---------
                                                                (In millions)
Real estate secured......................................... $31,605.7 $23,503.3
Auto finance................................................   4,355.7   3,031.8
MasterCard/Visa.............................................  13,806.7   6,567.2
Private label...............................................   6,238.1   6,497.5
Other unsecured.............................................  12,678.3  10,686.8
Commercial..................................................     508.1     675.3
                                                             --------- ---------
  Managed receivables....................................... $69,192.6 $50,961.9
                                                             ========= =========

   The amounts due and deferred includes interest only strip receivables and net customer payments owed to the securitization trustee and other assets established under the recourse provisions for certain receivables sales. Interest only strip receivables totaled $1,595.8 million at December 31, 2000 and $1,121.1 million at December 31, 1999. Net customer payments owed to the securitization trustee totaled $61.2 million at December 31, 2000 and $78.6 million at December 31, 1999. We also maintain credit loss reserves pursuant to the recourse provisions for receivables serviced with limited recourse which are included in receivables. These reserves totaled $1,001.4 million at December 31, 2000 and $737.4 million at December 31, 1999 and represent our best estimate of probable over-the-life losses on these receivables. Interest only strip receivables, net of our reserve for receivables serviced with limited recourse, were $594.4 million at December 31, 2000 and $383.7 million at December 31, 1999.

   HFC and Household International maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $11.8 billion, of which $10.7 billion were utilized at December 31, 2000. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

   Contractual maturities of owned receivables were as follows:

                                                At December 31, 2000
                         ------------------------------------------------------------------
                           2001      2002     2003     2004     2005   Thereafter   Total
                         --------- -------- -------- -------- -------- ---------- ---------
                                                   (In millions)
Real estate secured..... $ 7,515.7 $5,586.3 $4,188.5 $3,144.8 $2,364.5 $ 7,348.1  $30,147.9
Auto finance............      11.7     27.6    136.8    366.1    709.5     391.3    1,643.0
MasterCard/Visa.........     423.3    400.5    322.6    296.8    270.6   2,781.2    4,495.0
Private label...........   2,366.6    767.4    219.9    161.9    116.5     955.8    4,588.1
Other unsecured.........   3,788.0  2,076.6  1,177.6    689.8    415.7     739.5    8,887.2
Commercial..............      66.2     30.6     39.8     54.6     38.9     278.0      508.1
                         --------- -------- -------- -------- -------- ---------  ---------
  Total................. $14,171.5 $8,889.0 $6,085.2 $4,714.0 $3,915.7 $12,493.9  $50,269.3
                         ========= ======== ======== ======== ======== =========  =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding MasterCard and Visa receivables, approximated 51 percent in 2000 and 62 percent in 1999.

   The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                         At December 31, 2000
                                                       ------------------------
                                                         Over 1 But    Over 5
                                                       Within 5 years   years
                                                       -------------- ---------
                                                            (In millions)
Receivables at predetermined interest rates...........   $18,070.8    $ 9,596.3
Receivables at floating or adjustable rates...........     5,533.1      2,897.6
                                                         ---------    ---------
  Total...............................................   $23,603.9    $12,493.9
                                                         =========    =========

   Nonaccrual consumer receivables totaled $1,403.5 and $1,152.3 million at December 31, 2000 and 1999, respectively. Interest income that would have been recorded in 2000 and 1999 if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $219.9 and $194.7 million, respectively. Interest income that was included in net income for 2000 and 1999, prior to these loans being placed on nonaccrual status, was approximately $122.6 and $107.9 million, respectively.

   The following table sets forth the activity in the company's credit loss reserves for the periods indicated:

                                                    Year ended December 31
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
                                                         (In millions)
Owned Receivables:
Credit loss reserves at January 1................ $ 1,470.7  $1,448.9  $1,417.5
Provision for credit losses......................   1,564.2   1,407.4   1,253.1
Chargeoffs.......................................  (1,726.3) (1,605.7) (1,426.8)
Recoveries.......................................     136.8     153.9     127.6
Other, net.......................................     158.5      66.2      77.5
                                                  ---------  --------  --------
  Total credit loss reserves for owned
   receivables at December 31....................   1,603.9   1,470.7   1,448.9
                                                  ---------  --------  --------
Receivables Serviced with Limited Recourse:
Credit loss reserves at January 1................     737.4     656.4     707.8
Provision for credit losses......................     858.7     653.4     805.3
Chargeoffs.......................................    (727.2)   (611.4)   (800.1)
Recoveries.......................................      31.6      29.2      50.7
Other, net.......................................     100.9       9.8    (107.3)
                                                  ---------  --------  --------
  Total credit loss reserves for receivables
   serviced with limited recourse at December 31.   1,001.4     737.4     656.4
                                                  ---------  --------  --------
  Total credit loss reserves for managed
   receivables at December 31.................... $ 2,605.3  $2,208.1  $2,105.3
                                                  =========  ========  ========

5. Asset Securitizations

   During 2000, we sold unsecured consumer, auto finance, MasterCard and Visa, and private label receivables in several securitization transactions. We continue to service and receive servicing fees on the outstanding balance of securitized receivables. We also retain rights to future cash flows arising from the receivables after

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions typically result in the recording of an interest only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts only have limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain.

   Securitization revenue on an owned basis includes income associated with the securitization and sale of receivables with limited recourse, including gains on sales, net interest income, fee and other income and provision for credit losses related to those receivables. Securitization related revenue on a managed basis includes the gross initial gains on current period securitization transactions less amortization of current and prior period securitization gains. We evaluate our financial performance on a managed basis. See the "Statement of Income Review" section within Management's Discussion and Analysis of Financial Condition and Results of Operations for further information about our operating results on a pro forma managed basis.

   The following table presents the components of securitization related revenue on a managed basis:

                                                                  Year ended
                                                               December 31, 2000
                                                               -----------------
                                                                 (In millions)
Gross initial gains...........................................      $624.5
Amortization..................................................      (471.6)
                                                                    ------
Securitization related revenue................................      $152.9
                                                                    ======

   Offsetting securitization related revenue, we provided an over-the-life credit loss provision of $489.1 million on initial transactions in 2000. The level of credit loss provision required on securitized receivables is generally higher than that for owned receivables which are on balance sheet.

   Net initial gains, representing the difference between gross initial gains and the over-the-life provision on initial transactions, and the key economic assumptions used in measuring the net initial gains from securitizations completed during the year ended December 31, 2000 were as follows:

                                   MasterCard/   Other   Private  Auto
                                      Visa     Unsecured  Label  Finance  Total
                                   ----------- --------- ------- -------  ------
Net initial gains (in millions)...   $37.6       $8.9     $8.5   $80.4    $135.4
Key economic assumptions: (1)
  Weighted-average life (in
   years).........................      .58       1.18      .93    2.06
  Payment speed...................    84.10%     54.18%   63.97%  33.31%
  Expected credit losses (annual
   rate)..........................     4.98       7.89     6.60    5.38
  Discount rate on cash flows.....     9.00      11.00    10.00   10.00
  Cost of funds...................     5.90       6.71     6.36    7.12

(1) Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

   Certain securitization trusts, such as credit cards, are established at fixed levels and due to the revolving nature of the underlying receivables, require the sale of new receivables into the trust to replace receivable run-off. These periodic replenishments occur frequently. In 2000, these replenishments totaled $8.1 billion. Net gains (gross gains less over-the-life loss provision) related to these replenishments totaled $174.2 million in 2000 and

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES were calculated using weighted-average assumptions consistent with those used for calculating initial gains. These net gains related to periodic replenishments are substantially offset by amortization of prior period gains as these receivables have a relatively short life and the level of replenishments is fairly consistent from period to period. Gross gains and amortization related to periodic replenishments are included in the amortization line of the reconciliation of securitization related revenue presented above. The net effect of replenishments, including amortization and the related over-the-life provision, did not have a significant impact on our consolidated statement of income.

   For the year ended December 31, 2000, cash flows received from securitization trusts were as follows:

                                                                   (In millions)
                                                                   -------------
Proceeds from initial securitizations.............................   $5,837.6
Servicing fees received...........................................      275.5
Other cash flow received on retained interests (1)................      667.3
                                                                     --------

(1) Other cash flows include all cash flows from interest only strip receivables, excluding servicing fees.

   At December 31, 2000, the sensitivity of the current fair value of the interest only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest only strip receivables at December 31, 2000.

                             MasterCard/   Other   Private   Auto    Real Estate
                                Visa     Unsecured  Label   Finance    Secured
                             ----------- --------- -------  -------  -----------
                                  (Dollar amounts are stated in millions)
Carrying value (fair value)
 of interest only strip
 receivables, net of
 reserves for recourse
 liability..................   $203.5     $267.1   $18.8    $ 99.7     $ 5.3
Weighted-average life (in
 years).....................       .58       1.33     .94      1.87      1.70
Payment speed assumption
 (annual rate)..............     83.77%     44.39%  63.52%    37.57%    27.96%
  Impact on fair value of
   10% adverse change.......   $(18.0)    $(17.2)  $(1.7)   $ (3.0)    $(1.9)
  Impact on fair value of
   20% adverse change.......    (33.5)     (33.8)   (3.1)     (5.8)     (3.8)
Expected credit losses
 (annual rate)..............      5.02%      7.22%   6.50%     5.74%     1.67%
  Impact on fair value of
   10% adverse change.......   $(21.6)    $(31.6)  $(8.9)   $(27.1)    $(2.8)
  Impact on fair value of
   20% adverse change.......    (43.3)     (63.2)  (17.8)    (54.1)     (5.3)
Discount rate on residual
 cash flows (annual rate)...      9.00%     11.00%  10.00%    10.00%    13.00%
  Impact on fair value of
   10% adverse change.......   $ (2.5)    $ (2.3)  $ (.1)   $ (7.6)    $ (.6)
  Impact on fair value of
   20% adverse change.......     (5.0)      (4.6)    (.3)    (15.0)     (1.2)
Variable returns to
 investors (annual rate)....      6.45%      6.88%   6.70%     7.00%     6.81%
  Impact on fair value of
   10% adverse change.......   $(29.1)    $(30.8)  $(9.6)   $ (7.4)    $(5.3)
  Impact on fair value of
   20% adverse change.......    (58.3)     (61.7)  (18.8)    (14.8)     (5.3)

   These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual cash flow is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

6. Commercial Paper, Bank and Other Borrowings

                                        At December 31
                           -----------------------------------------
                                            Bank and Other
                           Commercial Paper   Borrowings     Total
                           ---------------- -------------- ---------
                               (All dollar amounts are stated in
                                           millions)
2000
Balance...................     $8,721.3         $108.1     $ 8,829.4
Highest aggregate month-
 end balance..............                                  11,177.8
Average borrowings........      9,298.0          106.8       9,404.8
Weighted average interest
 rate:
  At year end.............          6.6%           6.7%          6.6%
  Paid during year........          6.4            6.4           6.4
                               --------         ------     ---------
1999
Balance...................     $8,065.0         $715.2     $ 8,780.2
Highest aggregate month-
 end balance..............                                   9,280.9
Average borrowings........      8,132.1          100.0       8,232.1
Weighted average interest
 rate:
  At year end.............          5.6%           5.4%          5.6%
  Paid during year........          5.3            5.3           5.3
                               --------         ------     ---------
1998
Balance...................     $7,074.8         $ 68.3     $ 7,143.1
Highest aggregate month-
 end balance..............                                  11,122.0
Average borrowings........      8,870.1          905.3       9,775.4
Weighted average interest
 rate:
  At year end.............          5.2%           4.9%          5.2%
  Paid during year........          5.6            4.5           5.5
                               --------         ------     ---------

   Interest expense for commercial paper, bank and other borrowings totaled, $602.6, $433.7 and $537.7 million for 2000, 1999 and 1998, respectively.

   We maintain various bank credit agreements primarily to support commercial paper borrowings. At December 31, 2000 and 1999, we had committed back-up lines and other bank lines of $9.1 and $9.0 billion, respectively. None of these back-up lines were used in 2000 or 1999. Formal credit lines are reviewed annually and expire at various dates from 2001 to 2005. Borrowings under these lines generally are available at a surcharge over LIBOR. Annual commitment fee requirements to support availability of these lines at December 31, 2000 totaled $8.2 million.

7. Senior and Senior Subordinated Debt (with original maturities over one year)

                                                          At December 31
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
                                                     (All dollar amounts are
                                                       stated in millions)
Senior Debt:
  5.00% to 6.49%; due 2001 to 2013.................. $    7,570.8  $   8,729.3
  6.50% to 6.99%; due 2001 to 2013..................      4,011.8      4,538.0
  7.00% to 7.49%; due 2001 to 2023..................      4,119.3      2,826.8
  7.50% to 7.99%; due 2001 to 2019..................      4,173.5        660.7
  8.00% to 8.99%; due 2001 to 2010..................      3,892.5        679.6
  9.00% and greater; due 2001.......................        208.8        372.2
  Variable interest rate debt; 5.15% to 7.26%; due
   2001 to 2025.....................................     16,629.8     12,299.3
Senior Subordinated Debt:
  6.94% to 9.01%; due 2001..........................         80.6        302.6
Unamortized discount................................       (111.2)       (24.9)
                                                     ------------  -----------
    Total senior and senior subordinated debt....... $   40,575.9  $  30,383.6
                                                     ============  ===========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Weighted average interest rates were 6.9 and 6.4 percent at December 31, 2000 and 1999, respectively. Interest expense for senior and senior subordinated debt was $2,292.6 $1,719.0 and $1,441.5 million for 2000, 1999 and 1998, respectively. The most restrictive financial covenant contained in the terms of our debt agreements is the maintenance of a minimum shareholder's equity of $3.6 billion.

   Maturities of senior and senior subordinated debt were:

                                                            At December 31, 2000
                                                            --------------------
                                                               (In millions)
2001.......................................................      $ 7,554.6
2002.......................................................        7,729.6
2003.......................................................        5,395.8
2004.......................................................        2,190.9
2005.......................................................        4,733.7
Thereafter.................................................       12,971.3
                                                                 ---------
  Total....................................................      $40,575.9
                                                                 =========

8. Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk

   In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative and other off-balance sheet financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the "Risk Management" section within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   We use interest-rate contracts and foreign exchange rate contracts. Each of these financial instruments has varying degrees of credit risk and/or market risk.

   Credit Risk. Credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. Our exposure to credit loss related to interest-rate swaps, cap and floor transactions, forward and futures contracts and options is the amount of uncollected interest or premium related to these instruments. These interest-rate related instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. We control the credit risk of our off-balance sheet financial instruments through established credit approvals, risk control limits and ongoing monitoring procedures. We have never experienced nonperformance by any derivative instrument counterparty.

   Market Risk. Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. We mitigate this risk by establishing limits for positions and other controls.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Interest Rate and Foreign Exchange Contracts. The following table summarizes the activity in interest rate and foreign exchange contracts for 2000, 1999 and 1998:

                              Exchange Traded                                          Non-Exchange Traded
                  ------------------------------------------  --------------------------------------------------------------
                  Interest Rate Futures                                              Foreign Exchange       Interest Rate
                        Contracts              Options                                Rate Contracts      Forward Contracts
                  ----------------------  ------------------   Interest   Currency  --------------------  -----------------
                  Purchased      Sold     Purchased  Written  Rate Swaps   Swaps    Purchased    Sold     Purchased  Sold
                  ----------  ----------  ---------  -------  ----------  --------  ---------  ---------  --------- -------
                                                                  (In millions)
1998
Notional amount,
 1997...........  $    872.0  $   (200.0)       --       --   $  8,800.9  $2,065.2  $   407.7  $  (474.6)      --       --
New contracts...     2,736.0    (2,281.0) $ 1,344.0      --      6,971.8   1,600.0    1,762.9   (2,707.5)  $ 257.0      --
Matured or
 expired
 contracts......    (1,072.0)       15.0     (800.0)     --     (2,238.8)    (26.3)  (1,446.5)   1,677.0    (257.0)     --
Terminated
 contracts......         --          --         --       --       (873.0)   (254.6)       --         --        --       --
In-substance
 maturities (1).    (2,466.0)    2,466.0        --       --          --        --      (724.1)     724.1       --       --
Activity
 associated with
 sale to
 affiliate (3)..         --          --         --       --       (680.6)   (193.9)       --         --        --       --
                  ----------  ----------  ---------  -------  ----------  --------  ---------  ---------   -------  -------
Notional amount,
 1998...........  $     70.0         --   $   544.0      --   $ 11,980.3  $3,190.4        --   $  (781.0)      --       --
                  ==========  ==========  =========  =======  ==========  ========  =========  =========   =======  =======
Fair value,
 1998(2)........         --          --         --       --   $     97.0  $  148.7        --   $    (1.4)      --       --
                  ----------  ----------  ---------  -------  ----------  --------  ---------  ---------   -------  -------
1999
Notional amount,
 1998...........  $     70.0         --   $   544.0      --   $ 11,980.3  $3,190.4        --   $  (781.0)      --       --
New contracts...     5,608.0  $ (4,725.0)   1,158.0  $ (50.0)   18,583.0   1,176.5  $   488.5     (135.5)      --   $ 500.0
Matured or
 expired
 contracts......      (878.0)       25.0     (949.0)            (2,552.9)   (447.8)     (16.2)     121.3       --    (500.0)
Terminated
 contracts......         --          --         --       --     (1,593.7)    (66.1)                  --        --       --
In-substance
 maturities (1).    (4,700.0)    4,700.0      (50.0)    50.0         --        --      (373.1)     373.1       --       --
                  ----------  ----------  ---------  -------  ----------  --------  ---------  ---------   -------  -------
Notional amount,
 1999...........  $    100.0         --   $   703.0      --   $ 26,416.7  $3,853.0  $    99.2  $  (422.1)      --       --
                  ==========  ==========  =========  =======  ==========  ========  =========  =========   =======  =======
Fair value,
 1999(2)........  $      (.1)        --         --       --   $   (111.6) $ (286.7) $      .2  $     5.7       --       --
                  ----------  ----------  ---------  -------  ----------  --------  ---------  ---------   -------  -------
2000
Notional amount,
 1999...........  $    100.0         --   $   703.0      --   $ 26,416.7  $3,853.0  $    99.2  $  (422.1)      --       --
New contracts...    21,715.0  $(20,321.0)   1,300.0  $(300.0)   13,653.3   2,677.9        --         --        --       --
Matured or
 expired
 contracts......    (1,494.0)        --    (1,403.0)     --    (13,231.2)   (574.5)     (80.1)     350.7       --       --
Terminated
 contracts......         --          --      (600.0)   300.0    (3,783.7)   (654.9)       --         --        --       --
In-substance
 maturities (1).   (20,321.0)   20,321.0        --       --          --        --       (19.1)      19.1       --       --
                  ----------  ----------  ---------  -------  ----------  --------  ---------  ---------   -------  -------
Notional amount,
 2000...........         --          --         --       --   $ 23,055.1  $5,301.5        --   $   (52.3)      --       --
                  ==========  ==========  =========  =======  ==========  ========  =========  =========   =======  =======
Fair value,
 2000(2)........         --          --         --       --   $    263.8  $ (506.6)       --   $     4.0       --       --
                  ----------  ----------  ---------  -------  ----------  --------  ---------  ---------   -------  -------
                  Other Risk
                  Management
                  Instruments
                  -----------
1998
Notional amount,
 1997...........   $ 1,350.0
New contracts...       823.8
Matured or
 expired
 contracts......      (100.0)
Terminated
 contracts......         --
In-substance
 maturities (1).         --
Activity
 associated with
 sale to
 affiliate (3)..         --
                  -----------
Notional amount,
 1998...........   $ 2,073.8
                  ===========
Fair value,
 1998(2)........   $     1.3
                  -----------
1999
Notional amount,
 1998...........   $ 2,073.8
New contracts...     2,089.4
Matured or
 expired
 contracts......      (261.7)
Terminated
 contracts......    (1,200.0)
In-substance
 maturities (1).         --
                  -----------
Notional amount,
 1999...........   $ 2,701.5
                  ===========
Fair value,
 1999(2)........   $     3.4
                  -----------
2000
Notional amount,
 1999...........   $ 2,701.5
New contracts...     2,550.6
Matured or
 expired
 contracts......    (2,589.8)
Terminated
 contracts......      (309.4)
In-substance
 maturities (1).         --
                  -----------
Notional amount,
 2000...........   $ 2,352.9
                  ===========
Fair value,
 2000(2)........   $    (2.6)
                  -----------

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

   Interest-rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. We primarily enter into interest-rate swap transactions to synthetically alter balance sheet items. These transactions

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES are specifically designated to a particular asset/liability, off-balance sheet item or anticipated transaction of a similar characteristic. Specific assets or liabilities may consist of groups of individually small dollar homogeneous assets or liabilities of similar economic characteristics. Credit and market risk exists with respect to these instruments. The following table reflects the items so altered at December 31, 2000:

                                                                    (In millions)
                                                                    -------------
Investment securities..............................................   $    29.7
Commercial paper, bank and other borrowings........................     2,350.0
Senior and senior subordinated debt................................    20,675.4
                                                                      ---------
  Total items synthetically altered with interest rate swaps.......   $23,055.1
                                                                      =========

   In all instances, the notional amount is not greater than the carrying value of the related asset/liability or off-balance sheet item.

   We manage our exposure to interest rate risk primarily through the use of interest rate swaps. These swaps synthetically alter the interest rate risk inherent in balance sheet assets and liabilities. The majority of our interest rate swaps are used to convert floating rate assets or debt to fixed rate, fixed rate assets or debt to floating rate, or floating rate assets or debt from one floating rate index to another. Interest rate swaps have also been used to synthetically alter interest rate characteristics on certain receivables that are sold and serviced with limited recourse. These off-balance sheet items expose us to the same interest rate risk as on-balance sheet items. Interest rate swaps have also been used to synthetically alter the interest rate provisions of the securitization transaction whereby the underlying receivables pay a fixed (floating) rate and the pass-through rate to the investor is floating (fixed). As of December 31, 2000, we had not synthetically altered the interest rate characteristics of any of our receivables serviced with limited recourse. We also have entered into currency swaps to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency.

   The following table summarizes the maturities and related weighted-average receive/pay rates of interest-rate swaps outstanding at December 31, 2000:

                            2001      2002      2003     2004    2005     2006    Thereafter   Total
                          --------  --------  --------  ------  ------  --------  ---------- ---------
                                       (All dollar amounts are stated in millions)
Pay a fixed rate/receive
 a floating rate:
 Notional value.........  $6,608.1  $6,054.0  $1,683.8     --      --        --         --   $14,345.9
 Weighted-average
  receive rate..........      6.69%     6.82%     6.81%    --      --        --         --        6.76%
 Weighted-average pay
  rate..................      6.47      6.87      6.73     --      --        --         --        6.67
Pay a floating
 rate/receive a fixed
 rate:
 Notional value.........  $  122.5  $  102.3       --   $307.1  $100.0  $1,325.0   $6,252.3  $ 8,209.2
 Weighted-average
  receive rate..........      6.16%     6.66%      --     5.75%   6.86%     7.16%      6.97%      6.94%
 Weighted-average pay
  rate..................      6.82      6.76       --     6.76    6.74      7.12       6.95       6.97
Pay a floating
 rate/receive a
 different floating
 rate:
 Notional value.........  $  500.0       --        --      --      --        --         --   $   500.0
 Weighted-average
  receive rate..........      6.47%      --        --      --      --        --         --        6.47%
 Weighted-average pay
  rate..................      6.79       --        --      --      --        --         --        6.79
                          --------  --------  --------  ------  ------  --------   --------  ---------
   Total notional value.  $7,230.6  $6,156.3  $1,683.8  $307.1  $100.0  $1,325.0   $6,252.3  $23,055.1
                          ========  ========  ========  ======  ======  ========   ========  =========
Total weighted-average
 rates on swaps:
Receive rate............      6.66%     6.81%     6.81%   5.75%   6.86%     7.16%      6.97%      6.81%
Pay rate................      6.50      6.87      6.73    6.76    6.74      7.12       6.95       6.78
                          --------  --------  --------  ------  ------  --------   --------  ---------

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest-rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use hedging/synthetic alteration instruments to manage the volatility of net interest margin resulting from changes in interest rates on the underlying hedged/synthetically altered items. Owned net interest margin would have declined by 8, 4 and 8, basis points in 2000, 1999 and 1998, respectively, had these instruments not been utilized.

   Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We have both interest-rate and foreign exchange rate forward contracts and interest-rate futures contracts. Foreign exchange contracts are used to reduce our exposure to foreign currency exchange risk. Interest-rate forward and futures contracts are used to hedge resets of interest rates on our floating rate assets and liabilities. Our exposure to credit risk for futures is limited, as these contracts are traded on organized exchanges. Each day, changes in contract values are settled in cash. In contrast, forward contracts have credit risk relating to the performance of the counterparty. These instruments also are subject to market risk. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

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

   Deferred gains of $41.7 and $45.1 million and deferred losses of $61.1 and $.6 million from hedging/synthetic alteration instruments were recorded on the balance sheets at December 31, 2000 and 1999, respectively. The weighted-average amortization period associated with the deferred gains was 3.0 and 4.3 years at December 31, 2000 and 1999, respectively. The weighted-average amortization period for the deferred losses was 6.0 and 1.2 years at December 31, 2000 and 1999, respectively.

   At December 31, 2000 and 1999, the accrued interest, unamortized premium and other assets recorded for agreements which would be written off should all related counterparties fail to meet the terms of their contracts was $79.9 and $52.2 million, respectively.

   Concentrations of Credit Risk. A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

   Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 2000 and 1999. We lend nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 2000: California--16 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)-- 22 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA,
WV)--15 percent; Northeast (CT, ME, MA, NH, NY, RI, VT)--12 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--17 percent.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

9. Fair Value of Financial Instruments

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

   A significant portion of our financial instruments do not have a quoted market price. For these items, fair values were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management's assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in our asset/liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental and changes in these assumptions could significantly affect fair value calculations.

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

   The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                   At December 31
                          ---------------------------------------------------------------------
                                        2000                               1999
                          ---------------------------------- ----------------------------------
                           Carrying   Estimated               Carrying   Estimated
                            Value     Fair Value  Difference   Value     Fair Value  Difference
                          ----------  ----------  ---------- ----------  ----------  ----------
                                                    (In millions)
Cash....................  $    269.5  $    269.5       --    $  1,487.2  $  1,487.2        --
Investment securities...     3,217.4     3,217.4       --       2,257.2     2,257.2        --
Receivables.............    50,498.5    51,065.4   $ 566.9     38,187.6    38,493.4   $  305.8
Advances to parent
 company and affiliates.       504.6       504.6       --         691.8       691.8        --
                          ----------  ----------   -------   ----------  ----------   --------
  Subtotal..............    54,490.0    55,056.9     566.9     42,623.8    42,929.6      305.8
                          ----------  ----------   -------   ----------  ----------   --------
Commercial paper, bank
 and other borrowings...    (8,829.4)   (8,829.4)      --      (8,780.2)   (8,780.2)       --
Senior and senior
 subordinated debt......   (40,575.9)  (40,176.1)    399.8    (30,383.6)  (29,317.0)   1,066.6
Insurance reserves......      (891.8)   (1,122.0)   (230.2)    (1,077.2)   (1,240.8)    (163.6)
                          ----------  ----------   -------   ----------  ----------   --------
  Subtotal..............   (50,297.1)  (50,127.5)    169.6    (40,241.0)  (39,338.0)     903.0
                          ----------  ----------   -------   ----------  ----------   --------
Interest rate and
 foreign exchange
 contracts..............        81.2      (241.4)   (322.6)        50.3      (389.1)    (439.4)
Commitments to extend
 credit and guarantees..         --         48.9      48.9          --         49.1       49.1
                          ----------  ----------   -------   ----------  ----------   --------
  Subtotal..............        81.2      (192.5)   (273.7)        50.3      (340.0)    (390.3)
                          ----------  ----------   -------   ----------  ----------   --------
    Total...............  $  4,274.1  $  4,736.9   $ 462.8   $  2,433.1  $  3,251.6   $  818.5
                          ==========  ==========   =======   ==========  ==========   ========

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The following methods and assumptions were used to estimate the fair value of our financial instruments:

   Cash: The carrying value approximates fair value for this instrument due to its liquid nature.

   Investment securities: Investment securities are classified as available-for-sale and are carried at fair value on the balance sheets. Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Receivables: The fair value of adjustable rate consumer receivables approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the rates that would achieve a similar return on assets with comparable risk characteristics. These receivables are relatively insensitive to changes in overall market interest rates and, therefore, have additional value compared to alternative uses of funds.

   Receivables also includes our interest only strip receivables. The interest only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, MasterCard and Visa, private label and other unsecured receivables.

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

   Senior and senior subordinated debt: The estimated fair value of our fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.

   Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2000 and 1999. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

   Interest-rate and foreign exchange contracts: Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest-rate contracts) or forward foreign-currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest-rate contracts to hedge our exposure to interest-rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of these contracts would be offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 8, "Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk," for additional discussion of the nature of these items.

   Commitments to extend credit and guarantees: These commitments were valued by considering our relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

10. Leases

   We lease certain offices, buildings and equipment under operating leases which include various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $91.2, $69.9 and $97.7 million for 2000, 1999 and 1998, respectively.

   In connection with our merger with Beneficial, we have a lease obligation on the Beneficial office complex which expires in 2010. This facility has been subleased through the end of the lease period with the sublessee assuming our future rental obligations.

   Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                       Minimum  Minimum
                                                        Rental  Sublease
                                                       Payments  Income   Net
                                                       -------- -------- ------
At December 31, 2000
--------------------                                        (In millions)
2001..................................................  $122.9   $ 23.2  $ 99.7
2002..................................................   110.3     23.0    87.3
2003..................................................    97.0     22.8    74.2
2004..................................................    79.3     22.1    57.2
2005..................................................    66.8     21.8    45.0
Thereafter............................................   267.8     98.0   169.8
                                                        ------   ------  ------
Net minimum lease commitments.........................  $744.1   $210.9  $533.2
                                                        ======   ======  ======

11. Employee Benefit Plans

   We participate in several defined benefit pension plans which are sponsored by Household International and cover substantially all of our employees. At December 31, 2000, plan assets included an investment in 2,480,910 shares of Household International's common stock with a fair value of $136.5 million.

   The fair value of pension plan assets exceeded the projected benefit obligations by $503.7 and $378.6 million at December 31, 2000 and 1999, respectively. The assumptions used in determining the benefit obligation and pension income of the domestic defined benefit plans at December 31 were as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
Discount rate................................................. 8.25%  8.0%  7.0%
Salary increase assumption....................................  4.0%  4.0%  4.0%
Expected long-term rate of return on plan assets.............. 10.0% 10.0% 10.0%
                                                               ----  ----  ----

   Our share of the net prepaid pension cost for the combined plans was $119.6 and $118.2 million at December 31, 2000 and 1999, respectively. Our share of net pension (income) expense was $(1.4) million for 2000, $4.8 million for 1999, and $(1.6) million for 1998.

   We also participate in various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under the Household International plan, each participant's contribution is matched by the company up to a maximum of 6 percent of the participant's compensation. For 2000, 1999 and 1998, total expense for these plans was $41.0, $34.9 and $28.7 million, respectively.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

   While no separate actuarial valuation has been made for our participation in Household International's plans for postretirement medical, dental and life benefits, our share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $161.0 and $160.5 million at December 31, 2000 and 1999, respectively. Our estimated share of Household International's accrued postretirement benefit obligation was $157.4 and $144.8 million at December 31, 2000 and 1999, respectively. In addition, our estimated share of postretirement benefit expense recognized in 2000, 1999 and 1998 was $14.6, $16.1 and $18.6 million, respectively.

   Household International's accumulated postretirement benefit obligation and benefit expense were determined using the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
Discount rate................................................. 8.25% 8.0%  7.0%
Salary increase assumption....................................  4.0% 4.0%  4.0%
                                                               ----  ---   ---

   A 7.5 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2001. This rate of increase is assumed to decline gradually to 5.0 percent in 2006.

   Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

                                                             1 Percent 1 Percent
                                                             Increase  Decrease
                                                             --------- ---------
                                                                (In millions)
Effect on total of service and interest cost components.....   $(.6)     $  .6
Effect on postretirement benefit obligation.................    7.6       (7.2)
                                                               ----      -----

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

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Household International accounts for options and shares issued under the ESPP in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," pursuant to which no compensation cost has been recognized.

   Household International also sponsors a non-qualified supplemental retirement plan. This plan, which is unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan based on average earnings, years of service and age at retirement.

12. Income Taxes

   Total income taxes were allocated as follows:

                                                        Year ended December
                                                                 31
                                                        ---------------------
                                                         2000   1999    1998
                                                        ------ ------  ------
                                                           (In millions)
Provision for income taxes related to operations....... $642.2 $550.8  $361.8
Income taxes related to adjustments included in common
 shareholder's equity:
  Unrealized gain (loss) on investments, net...........   56.3  (50.8)    7.3
  Foreign currency translation adjustments.............    --      .5     (.2)
  Exercise of stock options--pooled affiliate..........    --     --    (41.6)
                                                        ------ ------  ------
    Total.............................................. $698.5 $500.5  $327.3
                                                        ====== ======  ======

   Provisions for income taxes related to operations were:

                                                        Year ended December
                                                                 31
                                                        ---------------------
                                                         2000   1999    1998
                                                        ------ ------  ------
                                                           (In millions)
Current:
  United States........................................ $440.3 $528.9  $ 95.2
  Foreign..............................................    5.9    5.8     7.5
                                                        ------ ------  ------
    Total current......................................  446.2  534.7   102.7
Deferred--United States................................  196.0   16.1   259.1
                                                        ------ ------  ------
    Total income taxes................................. $642.2 $550.8  $361.8
                                                        ====== ======  ======

   The significant components of deferred income tax provisions attributable to income from operations were:

                                                        Year ended December
                                                                 31
                                                        ---------------------
                                                         2000   1999    1998
                                                        ------ ------  ------
                                                           (In millions)
Deferred income tax provision.......................... $196.0 $ 16.1  $262.3
Adjustment of valuation allowance......................    --     --     (3.3)
Change in operating loss carryforwards.................    --     --       .1
                                                        ------ ------  ------
Deferred income tax provision.......................... $196.0 $ 16.1  $259.1
                                                        ====== ======  ======

   Income before income taxes from foreign operations was $3.3, $5.1 and $4.8 million in 2000, 1999 and 1998, respectively.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Effective tax rates are analyzed as follows:

                                                      Year ended December 31
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Statutory federal income tax rate....................    35.0%    35.0%    35.0%
Increase (decrease) in rate resulting from:
  State and local taxes, net of federal benefit......     3.0      2.9      4.5
  Tax credits........................................    (3.1)    (1.9)    (2.1)
  Amortization of intangible assets..................      .4       .5      1.8
  Nondeductible acquisition costs....................     --       --      17.5
  Leveraged lease tax benefits.......................     (.6)    (1.7)    (5.7)
  Other..............................................      .4       .3      3.3
                                                      -------  -------  -------
    Effective tax rate...............................    35.1%    35.1%    54.3%
                                                      =======  =======  =======

   Provision for U.S. income taxes had not been made at December 31, 2000 and 1999 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. If this amount was distributed, the additional income tax payable would be approximately $28.0 million.

   Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                               At December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                (In millions)
Deferred Tax Liabilities:
  Receivables sold........................................... $  796.8 $  689.4
  Leveraged lease transactions, net..........................    385.3    368.8
  Deferred loan origination costs............................    100.8     49.6
  Other......................................................    340.8    297.1
                                                              -------- --------
    Total deferred tax liabilities........................... $1,623.7 $1,404.9
                                                              -------- --------
Deferred Tax Assets:
  Credit loss reserves....................................... $  931.1 $  854.4
  Other......................................................    290.2    400.9
                                                              -------- --------
    Total deferred tax assets................................  1,221.3  1,255.3
                                                              -------- --------
    Net deferred tax liability at end of year................ $  402.4 $  149.6
                                                              ======== ========

13. Transactions with Parent Company and Affiliates

   HFC periodically advances funds to Household International and affiliates or receives amounts in excess of current requirements. Advances to (from) the parent company and affiliates consisted of the following:

                                                                 At December
                                                                     31
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
                                                                (In millions)
Parent company and other subsidiaries.......................... $ (9.3) $ (9.6)
Household Bank, f.s.b..........................................  264.7   466.0
Household Global Funding, Inc..................................  249.2   235.4
                                                                ------  ------
  Advances to parent company and affiliates.................... $504.6  $691.8
                                                                ======  ======

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   These advances bear interest at various market interest rates. Net interest income on advances to (from) the parent company and affiliates was as follows:

                                                                  Year ended
                                                                  December 31
                                                               -----------------
                                                               2000  1999  1998
                                                               ----- ----- -----
                                                                 (In millions)
Parent company and other subsidiaries......................... $19.5 $11.5 $ 6.8
Household Bank, f.s.b.........................................  18.0  10.2   1.3
Household Global Funding, Inc.................................  28.4  40.1  12.5
                                                               ----- ----- -----
  Net interest income on advances to (from) parent company and affiliates................................................. $65.9 $61.8 $20.6
                                                               ===== ===== =====

   Household Bank, f.s.b. ("the Bank") has agreements with our wholly-owned bank subsidiary to provide loans of up to $450 million to fund their credit card operations. We have not borrowed against these lines since 1998. Interest expense on these borrowings totaled $5.8 million in 1998.

   The Bank also periodically buys from and sells federal funds to our wholly-owned bank subsidiary. Sales to our subsidiaries are included in investment securities while purchases are included in commercial paper, bank and other borrowings. We had investments of $714.0 million at December 31, 2000 and borrowings of $606.0 million at December 31, 1999. Net interest income totaled $37.9, $52.4, and $2.9 million in 2000, 1999 and 1998, respectively.

   From June 1994 to May 1997, our bank subsidiary issued new GM Card(R) accounts though a licensing agreement with Household International. During the second quarter of 1998, this subsidiary sold its $1.9 billion GM Card(R) portfolio to Household Bank (SB) ("SB"), a wholly-owned subsidiary of the Bank. Fees paid to Household International under this arrangement were $12.3 million in 1998 and are recorded in other operating expenses on the consolidated statements of income. In October 2000, we acquired SB's GM Card(R) portfolio including $1.0 billion in owned receivables and $5.7 billion in securitized receivables. The receivables were acquired at fair market value. SB remains the designated issuer of the GM Card(R). We purchase additional charges on accounts previously sold daily and new account originations periodically.

   In November 2000, approximately 60 of our agency offices became Household Bank offices. In conjunction with this transaction, we sold $110.8 million of unsecured consumer loans, at fair market value, to the Bank.

   We have various agreements to purchase receivables, at fair market value, from the Bank. We purchase private label credit cards at 29 days contractually past due, other consumer receivables at 90 days contractually past due, additional charges on previously sold accounts, and receivables for subsequent securitizations. These purchases totaled $5.9 billion in 2000 and $3.4 billion in 1999. Included in these purchases were $847.0 million and $335.0 million of delinquent private label and other unsecured receivables in 2000 and 1999.

   Household Tax Masters, Inc. ("Tax Masters"), a wholly-owned subsidiary of HFC, has an agreement with the Bank who originates Refund Anticipation products for individuals who qualify and anticipate a tax refund. Tax Masters purchases the Refund Anticipation products from the Bank within two days of originating the account. During 2000, we paid $39.6 million in fees on approximately 6.7 million Refund Anticipation accounts that were purchased from the Bank. During 1999, we paid $34.3 million in fees on approximately 5.7 million accounts purchased.

   Household International has a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and HFC agree to maintain the capital of the Bank at the required levels.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

The agreement also requires that any capital deficiency be cured by Household International and/or HFC within thirty days. There were no cash capital contributions made by Household International to the Bank in 2000 and 1999.

   HFC and Household Credit Services, Inc., a wholly-owned subsidiary of HFC, have negotiated a market rate agreement with the Bank for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable, and payroll processing. Fees for these services totaled $390.0, $129.2 and $72.3 million during 2000, 1999 and 1998, respectively.

   We were allocated costs incurred on our behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $41.1, $35.2 and $25.7 million in 2000, 1999 and 1998, respectively.

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

15. Segment Reporting

   We have one reportable segment, Consumer, which is managed separately and characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment includes our consumer lending, retail services, credit card services and auto finance businesses. Our consumer lending business includes our branch based operations and our mortgage services business, which includes our correspondent business. Our Consumer segment provides real estate secured, automobile secured and unsecured loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, direct mail, telemarketing, independent merchants or automobile dealers. MasterCard and Visa credit cards are also offered via strategic affinity relationships. We also cross sell our credit cards to existing real estate secured, private label and Refund Anticipation Loan ("RAL") customers. All businesses offer products and service customers through the Internet. Additionally, we purchase loans of a similar nature from other lenders and an affiliate. The All Other caption includes our insurance and tax services and commercial businesses, our corporate and treasury activities, and prior to June 30, 1998, Beneficial's international operations, each of which falls below the quantitative threshold tests under FAS No. 131 for determining reportable segments.

   The accounting policies of our reportable segment is the same as those described in the summary of significant accounting policies. For segment reporting purposes, intersegment transactions have not been eliminated in accordance with FAS No. 131. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets. We generally account for transactions between segments as if they were with third parties.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Reportable Segments

                                                           Adjustments/
                           Total                           Reconciling     Consolidated
                         Consumer  All Other      Totals      Items           Totals
                         --------- ---------     --------- ------------    ------------
                                        (Owned Basis In millions)
For the year ended
 December 31, 2000:
Net interest margin and
 other
 revenues (6)........... $ 5,348.4 $   207.0     $ 5,555.4  $  (229.9)(1)   $ 5,325.5
Intersegment revenues...     224.6       5.3         229.9     (229.9)(1)         --
Provision for credit
 losses.................   1,580.7     (22.3)      1,558.4        5.8(2)      1,564.2
Depreciation and
 amortization...........     185.5      75.9         261.4        --            261.4
Income taxes............     731.3      (2.8)        728.5      (86.3)(3)       642.2
Segment net income......   1,151.6     183.3       1,334.9     (149.4)        1,185.5
Total segment assets....  52,903.5  13,697.4      66,600.9   (8,009.8)(5)    58,591.1
Total segment assets--
 managed................  71,948.7  13,575.5      85,524.2   (8,009.8)(5)    77,514.4
Expenditures for long-
 lived assets (7).......      35.4      99.7         135.1        --            135.1
                         --------- ---------     ---------  ---------       ---------
For the year ended
 December 31, 1999:
Net interest margin and
 other
 revenues (6)........... $ 4,630.6 $   229.7     $ 4,860.3  $  (144.6)(1)   $ 4,715.7
Intersegment revenues...     141.2       3.4         144.6     (144.6)(1)         --
Provision for credit
 losses.................   1,379.2        .8       1,380.0       27.4(2)      1,407.4
Depreciation and
 amortization...........     188.8      65.3         254.1        --            254.1
Income taxes............     587.5      36.6         624.1      (73.3)(3)       550.8
Segment net income......     883.6     245.4       1,129.0     (109.1)        1,019.9
Total segment assets....  40,579.1  14,507.5      55,086.6   (8,271.4)(5)    46,815.2
Total segment assets--
 managed................  53,431.5  14,366.9      67,798.4   (8,271.4)(5)    59,527.0
Expenditures for long-
 lived assets (7).......      84.7      63.9         148.6        --            148.6
                         --------- ---------     ---------  ---------       ---------
For the year ended
 December 31, 1998:
Net interest margin and
 other
 revenues (6)........... $ 4,410.3 $   596.3     $ 5,006.6  $  (106.4)(1)   $ 4,900.2
Intersegment revenues...     102.0       4.4         106.4     (106.4)(1)         --
Provision for credit
 losses.................   1,137.7      38.3       1,176.0       77.1(2)      1,253.1
Depreciation and
 amortization...........     207.6      84.3         291.9        --            291.9
Income taxes............     561.9    (132.5)        429.4      (67.6)(3)       361.8
Segment net income......     880.0    (459.2)(4)     420.8     (115.9)          304.9
Total segment assets....  36,953.5   8,863.2      45,816.7   (3,453.7)(5)    42,363.0
Total segment assets--
 managed................  49,652.7   8,863.2      58,515.9   (3,453.7)(5)    55,062.2
Expenditures for long-
 lived assets (7).......      24.1      83.5         107.6        --            107.6
                         --------- ---------     ---------  ---------       ---------

--------
(1) Eliminates intersegment revenues.
(2) Eliminates bad debt recovery sales between operating segments.
(3) Tax benefit associated with items comprising adjustments/reconciling items.
(4) Includes merger and integration related costs of approximately $751.0 million after-tax related to the Beneficial merger and the gain on the sale of Beneficial Canada of $118.5 million after-tax.
(5) Eliminates investments in subsidiaries.
(6) Net interest margin and other revenues, including intersegment revenues, net of policyholder benefits.
(7) Includes goodwill associated with purchase business combinations and capital expenditures.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Geographic Data

   All of our identifiable assets and long-lived assets, which represents properties and equipment, net of accumulated depreciation, and goodwill, net of accumulated amortization, are located in the United States. The following summarizes revenues and income before income taxes by material country:

                                                         Income Before Income
                                     Revenues                    Taxes
                            -------------------------- -------------------------
                              2000     1999     1998     2000      1999    1998
                            -------- -------- -------- --------- -------- ------
                                               (In millions)
United States.............. $8,447.1 $7,089.7 $6,874.1 $ 1,824.4 $1,568.1 $661.9
United Kingdom.............      --       --     181.3       --       --     3.0
Canada.....................      5.3      3.4     16.4       3.3      2.6     .5
Other......................      --       --      31.5       --       --     1.3
                            -------- -------- -------- --------- -------- ------
Total...................... $8,452.4 $7,093.1 $7,103.3 $ 1,827.7 $1,570.7 $666.7
                            ======== ======== ======== ========= ======== ======

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                               2000--Three Months Ended            1999--Three Months Ended
                          ----------------------------------- -----------------------------------
                            Dec.    Sept.     June    March     Dec.    Sept.     June    March
                          -------- -------- -------- -------- -------- -------- -------- --------
                                        (All dollar amounts are stated in millions)
Finance income..........  $1,817.1 $1,671.6 $1,528.4 $1,421.2 $1,373.7 $1,321.0 $1,264.9 $1,180.2
Other interest income...      19.5     13.7     13.0     11.8     14.4     18.9     17.4     16.6
Interest expense........     851.9    767.3    679.8    596.2    570.6    551.5    523.9    506.7
                          -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin.....     984.7    918.0    861.6    836.8    817.5    788.4    758.4    690.1
Provision for credit
 losses on owned
 receivables............     430.9    363.1    349.6    420.6    376.7    372.8    326.2    331.7
                          -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin
 after provision for
 credit losses..........     553.8    554.9    512.0    416.2    440.8    415.6    432.2    358.4
                          -------- -------- -------- -------- -------- -------- -------- --------
Securitization revenue..     321.2    210.0    200.8    200.8    235.1    211.9    155.7    192.2
Insurance revenue.......     106.9    104.6     91.6     91.7     88.6     88.8     88.3     92.0
Investment income.......      43.6     40.8     38.1     36.5     37.1     41.4     38.4     37.5
Fee income..............     105.8     88.2     73.0     94.0    114.6    105.6     94.3     99.6
Other income............       4.2     20.0     25.6     58.7     37.9     29.7     26.6     70.7
                          -------- -------- -------- -------- -------- -------- -------- --------
Total other revenues....     581.7    463.6    429.1    481.7    513.3    477.4    403.3    492.0
                          -------- -------- -------- -------- -------- -------- -------- --------
Salaries and fringe
 benefits...............     257.2    239.3    233.4    225.5    224.9    203.5    203.3    192.8
Sales incentives........      47.7     50.7     54.3     40.9     35.3     41.0     35.4     28.7
Occupancy and equipment
 expense................      58.9     60.3     59.8     60.0     57.1     53.7     54.6     53.4
Other marketing
 expenses...............      38.0     47.1     53.3     52.9     40.6     42.2     33.7     42.1
Other servicing and
 administrative
 expenses...............      60.0     31.6     43.2     72.5     26.9     57.7     72.5     94.9
Amortization of acquired
 intangibles and
 goodwill...............      35.4     35.4     35.4     40.8     35.9     35.4     35.9     36.1
Policyholders' benefits.      59.1     60.5     55.5     56.6     56.4     50.8     58.7     58.8
                          -------- -------- -------- -------- -------- -------- -------- --------
Total costs and
 expenses...............     556.3    524.9    534.9    549.2    477.1    484.3    494.1    506.8
                          -------- -------- -------- -------- -------- -------- -------- --------
Income before income
 taxes..................     579.2    493.6    406.2    348.7    477.0    408.7    341.4    343.6
Income taxes............     207.9    174.9    141.2    118.2    167.0    144.8    117.2    121.8
                          -------- -------- -------- -------- -------- -------- -------- --------
Net income..............  $  371.3 $  318.7 $  265.0 $  230.5 $  310.0 $  263.9 $  224.2 $  221.8
                          ======== ======== ======== ======== ======== ======== ======== ========

                                 EXHIBIT INDEX

                                  DESCRIPTION

xhibitENo.

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

     99.1 Ratings of Household Finance Corporation and its significant subsidiaries.