Form 10-Q
period 2001-03-31
HOUSEHOLD FINANCE CORP
filed 2001-05-09
CIK 48681

1

                             FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

          For the transition period from ______________ to _______________


                           Commission file number 1-75


                          HOUSEHOLD FINANCE CORPORATION
                           -----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2001, there were 1,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                                Table of Contents


PART I.        Financial Information                                   Page
                                                                       ----

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income
               (Unaudited) - Three Months
               Ended March 31, 2001 and 2000.........................     2

               Condensed Consolidated Balance Sheets -
               March 31, 2001 (Unaudited) and December 31, 2000......     3

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended
               March 31, 2001 and 2000...............................     4

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)................................     5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........    12



PART II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K......................    21

     Signature ..........................................................22

                                        5
INCOME STATEMENT

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


------------------------------------------------------------------------------
                                                          Three months ended
                                                                   March 31,
(In millions)                                            2001           2000
------------------------------------------------------------------------------
Finance and other interest income                   $ 1,811.1       $ 1,433.0
Interest  expense                                       825.5           596.2
                                                  ------------    ------------
      Net interest margin                               985.6           836.8
Provision for credit losses on owned receivables        548.8           420.6
                                                  ------------    ------------
      Net interest margin after provision for
          credit losses                                 436.8           416.2
                                                  ------------    ------------
Securitization revenue                                  306.3           200.8
Insurance revenue                                       115.9            91.7
Investment income                                        38.3            36.5
Fee income                                              117.7            94.0
Other income                                            105.6            58.7
                                                  ------------    ------------
      Total other revenues                              683.8           481.7
                                                  ------------    ------------
Salaries and fringe benefits                            294.3           225.5
Sales incentives                                         52.4            40.9
Occupancy and equipment expense                          64.3            60.0
Other marketing expenses                                 62.4            52.9
Other servicing and administrative expenses              82.3            72.5
Amortization of acquired intangibles and goodwill        35.4            40.8
Policyholders' benefits                                  66.6            56.6
                                                  ------------    ------------
      Total costs and expenses                          657.7           549.2
                                                  ------------    ------------
Income before income taxes                              462.9           348.7
Income taxes                                            161.6           118.2
------------------------------------------------------------------------------
Net income                                            $ 301.3         $ 230.5
==============================================================================
See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
                                                    March 31,   December 31,
(In millions, except share data)                        2001           2000
-----------------------------------------------------------------------------
ASSETS                                            (UNAUDITED)
Cash                                               $    135.5     $    269.5
Investment securities                                 3,289.3        3,217.4
Receivables, net                                     51,273.8       50,498.5
Advances to parent company and affiliates             1,028.5          504.6
Acquired intangibles and goodwill, net                1,392.5        1,426.0
Properties and equipment, net                           383.2          368.0
Real estate owned                                       344.6          332.1
Other assets                                          1,979.3        1,975.0
-----------------------------------------------------------------------------
Total assets                                       $ 59,826.7     $ 58,591.1
=============================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
     Commercial paper, bank and other borrowings    $ 8,463.5      $ 8,829.4
     Senior and senior subordinated debt
        (with original maturities over one year)     41,581.5       40,575.9
                                                  ------------  -------------
     Total debt                                      50,045.0       49,405.3
Insurance policy and claim reserves                     877.9          891.8
Other liabilities                                     1,793.6          944.8
                                                  ------------  -------------
     Total liabilities                               52,716.5       51,241.9
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000
        shares authorized, issued and
        outstanding at March 31, 2001
        and December 31, 2000 and additional
        paid-in capital                               3,503.3        3,503.3
     Retained earnings                                3,840.0        3,813.8
     Accumulated other comprehensive income            (233.1)          32.1
                                                --------------  -------------
     Total common shareholder's equity                7,110.2        7,349.2
-----------------------------------------------------------------------------
Total liabilities and shareholder's equity         $ 59,826.7     $ 58,591.1
=============================================================================
See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------
                                                            Three months ended
                                                                     March 31,
(In millions)                                          2001               2000
-------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                          $ 301.3            $ 230.5
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned
      receivables                                     548.8              420.6
      Insurance policy and claim reserves              48.3               10.7
      Depreciation and amortization                    70.6               69.1
      Other, net                                      265.7              358.2
                                                ------------    ---------------
Cash provided by operations                         1,234.7            1,089.1
                                                ------------    ---------------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                      (425.2)            (232.6)
      Matured                                          89.2               91.9
      Sold                                            143.3                8.4
Short-term investment securities, net change          159.0             (466.2)
Receivables:
      Originations, net                              (444.8)          (1,437.4)
      Purchases and related premiums               (7,634.0)          (3,673.5)
      Sold                                          6,757.5            2,048.8
Properties and equipment purchased                    (41.1)             (28.6)
Properties and equipment sold                           1.8                2.5
Advances to parent company and affiliates, net       (523.9)             507.2
                                                ------------    ---------------
Cash decrease from investments in operations       (1,918.2)          (3,179.5)
                                                ------------    ---------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change      (366.1)          (1,266.2)
Senior and senior subordinated debt issued          4,058.4            3,438.3
Senior and senior subordinated debt retired        (2,839.6)          (1,064.0)
Policyholders' benefits paid                          (28.2)             (28.5)
Dividends paid to parent company                     (275.0)            (275.0)
                                                ------------    ---------------
Cash increase from financing and capital
     transactions                                     549.5              804.6
                                               -------------    ---------------
Decrease in cash                                     (134.0)          (1,285.8)
Cash at January 1                                     269.5            1,487.2
-------------------------------------------------------------------------------
Cash at March 31                                    $ 135.5            $ 201.4
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                       $ 834.0            $ 626.3
Income taxes paid (refunded)                           52.2               (7.0)
-------------------------------------------------------------------------------
See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2001 should not be considered indicative of the results for any future quarters or the year ending December 31, 2001. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.


2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

-------------------------------------------------------------------------------
                                               March 31,           December 31,
(In millions)                                       2001                   2000
-------------------------------------------------------------------------------
                                    Amortized       Fair  Amortized       Fair
                                         Cost      Value       Cost      Value
                                    ---------- ---------- ---------- ----------
Marketable equity securities           $ 35.6     $ 32.5     $ 25.8     $ 24.9
Corporate debt securities             1,851.9    1,808.8    1,942.6    1,867.6
U.S. government and federal agency
   debt securities                    1,158.5    1,164.2      879.5      879.3
Certificates of deposit                  77.8       77.8       76.8       76.8
Money market funds                       91.2       91.2      187.5      187.5
Other                                    78.8       78.7      146.8      147.0
                                    ---------- ---------- ---------- ----------

Subtotal                              3,293.8    3,253.2    3,259.0    3,183.1
Accrued investment income                36.1       36.1       34.3       34.3
-------------------------------------------------------------------------------

Total available-for-sale investments$ 3,329.9  $ 3,289.3  $ 3,293.3  $ 3,217.4
===============================================================================

3.       RECEIVABLES

Receivables consisted of the following:
-------------------------------------------------------------------------------
                                                       March 31,  December 31,
(In millions)                                               2001          2000
-------------------------------------------------------------------------------
Real estate secured                                   $ 31,147.0    $ 30,147.9
Auto finance                                             1,858.8       1,643.0
MasterCard*/Visa*                                        4,085.6       4,495.0
Private label                                            4,375.4       4,588.1
Other unsecured                                          9,307.9       8,887.2
Commercial and other                                       491.7         508.1
-------------------------------------------------------------------------------

Total owned receivables                                 51,266.4      50,269.3

Accrued finance charges                                  1,116.0       1,095.9
Credit loss reserve for owned receivables               (1,748.3)     (1,603.9)
Unearned credit insurance premiums and claims reserves    (656.3)       (622.3)
Amounts due and deferred from receivables sales          2,276.8       2,360.9
Reserve for receivables serviced with limited recourse    (980.8)     (1,001.4)
                                                      ----------- -------------

Total owned receivables, net                            51,273.8      50,498.5
Receivables serviced with limited recourse              18,428.6      18,923.3
-------------------------------------------------------------------------------

Total managed receivables, net                        $ 69,702.4    $ 69,421.8
===============================================================================

Receivables serviced with limited recourse consisted of the following:
-------------------------------------------------------------------------------
                                                       March 31,  December 31,
(In millions)                                               2001          2000
-------------------------------------------------------------------------------
Real estate secured                                    $ 1,318.0     $ 1,457.8
Auto finance                                             2,812.8       2,712.7
MasterCard/Visa                                          8,937.6       9,311.7
Private label                                            1,650.0       1,650.0
Other unsecured                                          3,710.2       3,791.1
-------------------------------------------------------------------------------

Total receivables serviced with limited recourse       $ 18,428.6    $ 18,923.3
===============================================================================

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
-------------------------------------------------------------------------------
                                                      March 31,   December 31,
(In millions)                                              2001           2000
-------------------------------------------------------------------------------
Real estate secured                                  $ 32,465.0     $ 31,605.7
Auto finance                                            4,671.6        4,355.7
MasterCard/Visa                                        13,023.2       13,806.7
Private label                                           6,025.4        6,238.1
Other unsecured                                        13,018.1       12,678.3
Commercial and other                                      491.7          508.1
-------------------------------------------------------------------------------

Total managed receivables                            $ 69,695.0     $ 69,192.6
===============================================================================

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:


-------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                                2001         2000
-------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period        $ 1,603.9    $ 1,470.7
     Provision for credit losses                            548.8        420.6
     Chargeoffs                                            (447.9)      (438.6)
     Recoveries                                              39.2         31.6
     Other, net                                               4.3         48.2
-------------------------------------------------------------------------------

     Credit loss reserves for owned receivables
        at March 31                                       1,748.3      1,532.5
-------------------------------------------------------------------------------

Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period          1,001.4        737.4
     Provision for credit losses                            220.8        199.5
     Chargeoffs                                            (253.7)      (168.0)
     Recoveries                                              14.0          5.7
     Other, net                                              (1.7)         0.1
-------------------------------------------------------------------------------

     Credit loss reserves for receivables serviced with
        limited recourse at March 31                        980.8        774.7
-------------------------------------------------------------------------------

Total credit loss reserves for managed receivables
     at March 31                                        $ 2,729.1    $ 2,307.2
===============================================================================



The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves.


5.       INCOME TAXES

Our effective tax rate was 34.9 percent for the three months ended March 31, 2001 and 33.9 percent for the first three months of 2000. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.

6.       TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $1,028.5 million at March 31, 2001 compared to $504.6 million at December 31, 2000. There were no advances from parent company and affiliates at March 31, 2001 and December 31, 2000. Net interest income on affiliated balances was $12.8 million for the first quarter of 2001 and $16.9 million for the prior year quarter.

7.       COMPREHENSIVE INCOME

Comprehensive income was $36.1 million for the quarter ended March 31, 2001, and $284.0 million for the prior year quarter.

The components of accumulated other comprehensive income are as follows:

------------------------------------------------------------------------------
                                                   March 31,     December 31,
(In millions)                                           2001             2000
------------------------------------------------------------------------------
Foreign currency translation adjustments           $     1.6        $     7.5
Unrealized gain on investments                          92.0             24.6
Derivative instruments and hedging activity           (326.7)              -
------------------------------------------------------------------------------

Accumulated other comprehensive income              $ (233.1)          $ 32.1
==============================================================================


8.       SEGMENT REPORTING

We have one reportable segment, Consumer, which includes our consumer lending, retail services, credit card services and auto finance businesses. Our consumer lending business includes our branch-based operations and our mortgage services business. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2000.

Information about our reportable segment for the three months ended March 31, 2001 and 2000 was as follows:


-----------------------------------------------------------------------------
                                                          Three months ended
Owned Basis                                                        March 31,
(In millions)                                           2001            2000
-----------------------------------------------------------------------------
Net interest margin and
     other revenues (1)                            $ 1,477.0       $ 1,232.4
Intersegment revenues                                   55.1            46.0
Net income                                             240.6           186.3
Total assets                                        53,874.2        42,797.7
Total assets - managed                              72,434.0        55,690.3
-----------------------------------------------------------------------------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits.

A reconciliation of the total reportable segment's net income to consolidated net income for the three months ended March 31, 2001 and 2000 is as follows:


---------------------------------------------------------------------------
                                                        Three months ended
                                                                 March 31,
(In millions)                                       2001              2000
---------------------------------------------------------------------------
Reportable segment net income                    $ 240.6           $ 186.3
Other operations not individually
     reportable                                     96.5              74.6
Adjustments/eliminations                           (35.8)            (30.4)
---------------------------------------------------------------------------
Total consolidated net income                    $ 301.3           $ 230.5
===========================================================================



9.       DERIVATIVE FINANCIAL INSTRUMENTS

Change in Accounting Principle

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), as amended. FAS No. 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The adoption of FAS No. 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholder's equity by $230 million. The adjustment to common shareholder's equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. We expect that $109 million of derivative losses recorded in common shareholder's equity on January 1, 2001 will be reclassified into earnings within one year. These unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net impact to our earnings. Derivative gains expected to be reclassified into earnings within one year are not expected to be material. During the three months ended March 31, 2001, approximately $19 million in net derivative losses were reclassified into earnings.

Accounting Policies

Under FAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign-currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign-currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other income in the current period.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, as discussed below.


When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized into income over the remaining life of the hedged asset or liability. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income will be reclassified into income as earnings are impacted by the variability in the cash flows of the hedged item.

If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to accumulated other comprehensive income are the same as described above when a derivative no longer qualifies as an effective hedge.

If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value. The hedged item, including previously recorded mark-to-market adjustments, are derecognized immediately as a component of the gain or loss upon disposition.

Objectives for Holding Derivative Instruments

We generally fund our assets with liabilities that have similar interest rate features. This reduces structural interest rate risk. Over time, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. We maintain an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by volatility in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps. We do not speculate on interest rate or foreign currency market exposure and we do not use leveraged derivative instruments for interest-rate risk management.

By utilizing derivative instruments to mitigate market risk, we are exposed to additional credit risk. We control the credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Additionally, certain swap agreements that we have entered into require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. We have never experienced nonperformance by any derivative instrument counterparty.

We have a comprehensive program to address potential financial risks such as interest rate, counterparty and currency risk. The Finance Committee of the Board of Directors of Household International, Inc. sets acceptable limits for each of these risks annually and reviews the limits semi-annually.

At March 31, 2001, the fair value of derivatives included other assets of $139 million and other liabilities of $910 million.

Fair Value Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements to convert our fixed rate debt to variable rate debt. The critical terms of the interest rate swap are designed to match that of the hedged item, enabling the application of the short-cut method of accounting as defined by FAS No. 133. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income.

We enter into cross-currency interest rate swap agreements (currency swaps) to convert debt issued from one currency into pay variable debt of the appropriate functional currency. Such swap agreements are used to manage our exposure to changes in foreign currency and interest rates. Although the critical terms of the currency swap are designed to match that of the hedged item, FAS No. 133 does not allow short-cut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

There was no hedge ineffectiveness associated with fair value hedges reported in earnings during the first quarter of 2001. At March 31, 2001, we had recorded adjustments which decreased the carrying value of our debt by $248 million.

Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements to convert our variable rate debt to fixed rate debt. The critical terms of the interest rate swap are designed to match that of the hedged item, enabling the application of the short-cut method of accounting as defined by FAS No. 133. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings immediately as other income.

To manage our exposure to changes in foreign currency, we enter into cross-currency interest rate swap agreements (currency swaps) to convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Although the critical terms of the currency swap and hedged item are designed to match that of the hedged item, FAS No. 133 does not allow short-cut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

At March 31, 2001, we had approximately $327 million of unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. We expect $120 million of currently unrealized net losses, after taxes, will be reclassified to earnings within one year. These unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net impact to our earnings. Hedge ineffectiveness associated with cash flow hedges reported in the first quarter of 2001 was immaterial.

Non-Hedging Activities At March 31, 2001, we had $0.6 million, net of tax, in net fair value losses on derivatives, consisting of interest rate caps, exchange traded futures, and some interest rate swaps, which were not designated as hedges under FAS No. 133. These are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. The primary purpose of these derivatives is to minimize our exposure to volatility in interest rates. We do not use any of these instruments for trading purposes.

10.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures. We adopted the non-disclosure provisions of FAS No. 140 on April 1, 2001 and do not expect the adoption to have a significant effect on our operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2000 Form 10-K.

OPERATIONS SUMMARY

Our net income for the first quarter of 2001 increased 31 percent to $301.3 million, from $230.5 million a year ago. Our improved results were due to strong revenue growth driven by significant receivable growth and higher income from our tax refund lending business. Partially offsetting the revenue growth were higher operating expenses as a result of the portfolio growth and increased investments in sales and collection personnel.

Our annualized return on average owned assets ("ROA") was 2.00 percent in the first quarter of 2001 compared to 1.94 percent for the prior year quarter. Our annualized return on average managed assets ("ROMA") was 1.54 percent in the first quarter of 2001, equal to that for the same period in 2000.


SEGMENT RESULTS

Our Consumer segment reported higher net income over the comparable prior year quarter. Net income increased to $240.6 million for the quarter compared to $186.3 million in the year-ago quarter. Managed receivables grew to $70.1 billion at March 31, 2001, from $69.4 billion at December 31, 2000 and $53.4 billion at March 31, 2000. Our higher managed receivables compared to year end were driven by solid growth in real estate secured, other unsecured and auto finance receivables partially offset by normal, seasonal run-off in our Master Card and Visa credit card portfolio. Compared with the prior year quarter, we also experienced strong receivable growth across all product lines except private label. The increase in MasterCard* and Visa* receivables over the prior year quarter reflects the October 2000 acquisition of $6.7 billion in managed GM Card(R) receivables from an affiliate and strong growth in our Union Privilege portfolio. Our private label portfolio declined over both the prior and year-ago quarters as an affiliate now originates substantially all receivables generated from new merchant relationships. ROA was 1.80 percent in both the first quarter 2001 and 2000. ROMA was 1.34 percent for the quarter compared to 1.38 percent in the year-ago quarter. The increase in net income reflects higher dollars of net interest margin and other revenues, which were partially offset by higher salary expense, including higher sales incentive compensation, and higher credit loss provision resulting from the increased levels of receivables.


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA, USA, Inc.

                                       13
BALANCE SHEET REVIEW

Strong receivable growth drove our improved results. Our managed portfolio increased $16.1 billion to $69.7 billion, or 30 percent from a year ago. Growth was strongest in our real estate secured and other unsecured products as our branch sales force continued to benefit from our centralized lead management and point-of-sale system which has resulted in increased productivity and strong growth in our HFC and Beneficial branches. Our mortgage services business also reported strong year-over-year growth with receivables increasing $3.2 billion, or 41 percent, over March 31, 2000. Our mortgage services receivable growth included an opportunistic portfolio acquisition of $2.2 billion in the second quarter of 2000. Expansion of our auto finance sales force and favorable market conditions contributed to the $1.3 billion increase in auto finance receivables. MasterCard and Visa receivables more than doubled to $13.0 billion. In October 2000, we acquired $6.7 billion in managed GM Card(R) receivables, at fair market value, from an affiliate. This affiliate remains the designated issuer of the GM Card(R), but we periodically purchase additional receivables from this affiliate. Private label receivables were flat with the prior year. Since late 1998, substantially all private label receivables generated from new merchant relationships have been originated by an affiliate. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in continued decreases in our private label portfolio.

Compared to December 31, 2000, managed receivables grew $502 million, or an annualized 2.9 percent, as robust growth in our consumer lending, mortgage services, and auto finance businesses more than offset the seasonal runoff in our credit card portfolios.

Owned receivables were $51.3 billion at March 31, 2001, up from $50.3 billion at December 31, 2000 and $40.8 billion at March 31, 2000. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.91 percent at March 31, 2001, compared with 4.71 percent at December 31, 2000 and 5.24 percent at March 31, 2000. The annualized consumer owned chargeoff ratio in the first quarter of 2001 was 3.22 percent, compared with 3.23 percent in the prior quarter and 4.09 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.63 percent at March 31, 2001, compared with
4.51 percent at December 31, 2000 and 5.09 percent at March 31, 2000. The annualized consumer managed chargeoff ratio in the first quarter of 2001 was
3.76 percent, compared with 3.69 percent in the prior quarter and 4.37 percent in the year-ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our main uses of cash are the origination or purchase of receivables and purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

We paid dividends of $275.0 million to our parent company during the first quarter of both 2001 and 2000. During the first quarter of 2001 and 2000, we received no capital contributions from our parent.

Commercial paper, bank and other borrowings decreased to $8.5 billion at March 31, 2001 from $8.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $41.6 billion at March 31, 2001 from $40.6 billion at year-end. The change in total debt levels from year end is consistent with the change in owned receivables.

Our securitized receivables totaled $18.4 billion at March 31, 2001, compared to $18.9 billion at December 31, 2000.

The composition of receivables securitized (excluding replenishments of certificate holder interests) during the quarter is as follows:

-------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In billions)                                         2001                2000
-------------------------------------------------------------------------------
Auto finance                                          $ .4                $ .5
MasterCard/Visa                                         .1                  .2
Other unsecured                                         .4                  .6
-------------------------------------------------------------------------------
                                                      $ .9               $ 1.3
===============================================================================


We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2001, securitizations represented 27 percent of the funding associated with our managed portfolio, compared to 24 percent a year ago. The increase is primarily attributable to the October 2000 acquisition of managed GM Card(R) receivables from an affiliate.


PRO FORMA MANAGED STATEMENTS OF INCOME

Securitizations of consumer receivables have been, and will continue to be, a source of liquidity for us. We continue to service securitized receivables after they have been sold and retain a limited recourse liability for future credit losses. We include revenues and credit-related expenses related to the off-balance sheet portfolio in one line item in our owned statements of income. Specifically, we report net interest margin, provision for credit losses, fee income and securitization related revenue as a net amount in securitization revenue.

We monitor our operations on a managed basis as well as on the owned basis reported in our statements of income. Our pro forma managed income statement assumes that the securitized receivables have not been sold and are still on our balance sheet. Consequently, the income and expense items discussed above are reclassified from securitization revenue into the appropriate caption in our pro forma managed basis income statement as if the receivables had not been securitized. Our pro forma managed basis income statement is presented below. Our pro forma managed basis income statement is not intended to reflect the differences between our accounting policies for owned receivables and the off-balance sheet portfolio, but merely to report net interest margin, fees and provision for losses as if the securitized loans were held in portfolio. Therefore, net income on a pro forma managed basis equals net income on an owned basis.

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

-----------------------------------------------------------------------------
                                                          Three months ended
                                                                   March 31,
(In millions)                                             2001          2000
-----------------------------------------------------------------------------
Finance and other interest income                    $ 2,541.4     $ 1,927.2
Interest  expense                                      1,120.3         783.4
                                                    ----------- -------------
      Net interest margin                              1,421.1       1,143.8
Provision for credit losses on managed receivables       769.6         620.1
                                                    ----------- -------------
      Net interest margin after provision for
          credit losses                                  651.5         523.7
                                                    ----------- -------------
Securitization revenue                                   (23.1)         49.9
Insurance revenue                                        115.9          91.7
Investment income                                         38.3          36.5
Fee income                                               232.4         137.4
Other income                                             105.6          58.7
                                                    ----------- -------------
      Total other revenues                               469.1         374.2
                                                    ----------- -------------
Salaries and fringe benefits                             294.3         225.5
Sales incentives                                          52.4          40.9
Occupancy and equipment expense                           64.3          60.0
Other marketing expenses                                  62.4          52.9
Other servicing and administrative expenses               82.3          72.5
Amortization of acquired intangibles and goodwill         35.4          40.8
Policyholders' benefits                                   66.6          56.6
                                                    ----------- -------------
      Total costs and expenses                           657.7         549.2
                                                    ----------- -------------
Income before income taxes                               462.9         348.7
Income taxes                                             161.6         118.2
-----------------------------------------------------------------------------
Net income                                             $ 301.3       $ 230.5
=============================================================================
Average managed receivables                         $ 69,518.6    $ 51,280.7
Average noninsurance investments                         931.3         804.1
Other interest-earning assets                            448.5         426.0
-----------------------------------------------------------------------------
Average managed interest-earning assets             $ 70,898.4    $ 52,510.8
=============================================================================



INCOME STATEMENT REVIEW

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin

Net interest margin on an Owned Basis was $985.6 million for the first quarter of 2001, an increase of $148.8 million, or 18 percent, from the year ago quarter. Net interest margin on a Managed Basis was $1,421.1 million for the first quarter of 2001 compared to $1,143.8 million in the prior year quarter. The increases were primarily due to receivable growth, which was partially offset by higher funding costs. Although interest rates declined dramatically in the first quarter of 2001, they increased steadily throughout 1999 and the first half of 2000, which resulted in a higher average rate for the first quarter of 2001 compared to the first quarter of 2000.

Net interest margin as a percent of average managed interest-earning assets, annualized, increased to 8.02 percent, up from 7.89 percent in the previous quarter but down from 8.71 percent in the year-ago quarter. The increase from the previous quarter is primarily due to lower funding costs resulting from recent easing in United States monetary policy. Though the rates we charge on our products may also be reduced as a result of the easing in monetary policy, these reductions generally do not occur as quickly as the reductions in our funding costs which results in a temporary expansion of our margins. Compared to the prior year quarter, the margin reflects higher funding costs due to higher interest rates as discussed above.

Provision for credit losses

The provision for credit losses for receivables on an Owned Basis for the first quarter of 2001 totaled $548.8 million, compared to $420.6 million in the prior year quarter. As a percent of average owned receivables, annualized, the provision was 4.28 percent in the first quarter of 2001, compared to 4.32 percent in the first quarter of 2000. During the first quarter of 2001 we recorded owned loss provision in excess of chargeoffs of $140.1 million reflecting our rapid receivables growth, recent increases in personal bankruptcy filings and continued uncertainty on the impact the weakening economy will have on future chargeoff and delinquency trends. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period and the product mix of loans in our portfolio.

The provision for credit losses for receivables on a Managed Basis totaled $769.6 million in the first quarter of 2001, compared to $620.1 million in the prior-year quarter. As a percent of average managed receivables, annualized, the provision was 4.43 percent in the first quarter of 2001, compared to 4.84 percent in the first quarter of 2000. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the revenue recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.
Other revenues

Securitization revenue on an Owned Basis was $306.3 million for the first quarter of 2001, compared to $200.8 million for the same quarter in 2000. Securitization revenue consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increase is primarily due to increases in average securitized receivables and changes in portfolio mix. The components of securitization revenue are reclassified to the appropriate caption in the pro forma statements of income on a managed basis.

Securitization related revenue on a Managed Basis, which includes the gross gains and amortization on our securitized portfolio, was an expense of $23.1 million in the first quarter of 2001 compared to revenue of $49.9 million in the year-ago quarter. The net effect of securitization activity, after establishing credit loss reserves on initial transactions, decreased income by $102.8 million in the first quarter of 2001 compared to $65.1 million in the year-ago quarter. Securitization related revenue and the net effect of securitization activity will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

The following table includes securitization related revenue on a Managed Basis and the net effect of securitization activity on our operations:

                                                              Three months ended
                                                                       March 31,
(In millions)                                       2001                 2000
------------------------------------------------------------------------------
Gross initial gains                              $ 107.1              $ 146.8
Amortization                                      (130.2)               (96.9)
                                                ----------           ----------
Securitization related revenue                     (23.1)                49.9
Over-the-life provision on initial transactions     79.7                115.0
------------------------------------------------------------------------------
     Net effect of securitization activity      $ (102.8)             $ (65.1)
==============================================================================



Insurance revenue was $115.9 million in the first quarter of 2001 compared to $91.7 million in the year-ago quarter. The increase reflected increased sales on a larger portfolio.

Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $117.7 million in the first quarter of 2001, compared to $94.0 million in the year-ago quarter. The increase is primarily due to higher average MasterCard and Visa receivables as a result of the October 2000 acquisition of GM Card(R) receivables from an affiliate.

Fee income on a Managed Basis was $232.4 million in the first quarter of 2001 compared to $137.4 million in the year-ago quarter. The increases were primarily due to higher credit card fees as discussed above.

Other income was $105.6 million in the first quarter of 2001 compared to $58.7 million in the prior year quarter. The increase is primarily due to higher revenue from our tax refund lending business.

Expenses

Total costs and expenses for the first quarter of 2001 were $657.7 million compared to $549.2 million in the comparable prior year quarter as we invested in sales and collection personnel to support our growing portfolio. Significant fluctuations were as follows:

Salaries and fringe benefits for the first quarter of 2001 were $294.3 million compared to $225.5 million in the comparable prior year quarter. The increases were primarily due to additional staffing to support growth including sales and collections personnel.

Sales incentives for the first quarter of 2001 were $52.4 million compared to $40.9 million in the comparable prior year quarter. The increases were primarily due to higher sales volumes in our branches.

Occupancy and equipment expense for the first quarter of 2001 was $64.3 million compared to $60.0 million in the comparable prior year quarter. The increases were primarily due to support facility growth and facilities acquired in the first half of 2000.

Other marketing expenses for the first quarter of 2001 were $62.4 million compared to $52.9 million in the comparable prior year quarter. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the first quarter of 2001 were $82.3 million compared to $72.5 million in the comparable prior year quarter. The increases were primarily due to higher collection expenses and costs associated with our privacy mailings.

Amortization of acquired intangibles and goodwill for the first quarter of 2001 were $35.4 million compared to $40.8 million in the comparable prior year quarter. The decrease reflects reductions in acquired intangibles in the first quarter of 2000.


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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

-------------------------------------------------------------------------------
                       March 31, December 31,September 30,  June 30,  March 31,
(in millions)               2001         2000         2000      2000       2000
-------------------------------------------------------------------------------
Owned                  $ 1,748.3    $ 1,603.9    $ 1,514.9 $ 1,525.5  $ 1,532.5
Serviced with limited
     recourse              980.8      1,001.4        794.6     781.5      774.7
-------------------------------------------------------------------------------
Total managed          $ 2,729.1    $ 2,605.3    $ 2,309.5 $ 2,307.0  $ 2,307.2
===============================================================================


Managed credit loss reserves as a percent of nonperforming managed receivables were 102.6 percent, compared to 103.1 percent at December 31, 2000 and 103.3 percent at March 31, 2000.

Total owned and managed credit loss reserves as a percent of receivables were as follows:


--------------------------------------------------------------------------
           March 31,  December 31,  September 30,   June 30,    March 31,
                2001          2000           2000       2000         2000
--------------------------------------------------------------------------
Owned           3.41%         3.19%          3.20%      3.40%        3.75%
Managed         3.92          3.77           3.86       4.05         4.31
--------------------------------------------------------------------------



Reserve ratios at March 31, 2001 reflect historical and estimated future credit quality, the growing level of personal bankruptcy filings, and the continuing uncertainty over what impact the weakening economy will ultimately have on our chargeoff and delinquency levels.

CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):


-------------------------------------------------------------------------------
                      March 31, December 31, September 30, June 30, March 31,
                           2001         2000          2000     2000      2000
-------------------------------------------------------------------------------
Managed:
     Real estate secured   2.84%        2.82%         2.95%    2.90%     3.16%
     Auto finance          1.80         2.63          2.25     2.05      1.53
     MasterCard/Visa       2.99         2.72          3.28     2.98      3.17
     Private label         9.66         9.51          9.95     9.66      9.66
     Other unsecured       9.42         8.89          8.41     8.66      9.52
------------------------------------------------------------------------------

     Total managed         4.63%        4.51%         4.75%    4.72%     5.09%
------------------------------------------------------------------------------

Owned                      4.91%        4.71%         4.82%    4.80%     5.24%
==============================================================================


Managed delinquency as a percent of managed consumer receivables increased slightly during the quarter, but was substantially lower than the prior-year quarter. The sequential increase in delinquency during the quarter was due to increases in our MasterCard and Visa and other unsecured portfolios, partially offset by improvement in our auto finance portfolio. The increase in MasterCard and Visa delinquency reflects lower levels of receivables due to normal seasonal run-off. The improvement in auto finance delinquency is primarily due to seasonality in this business. The increase in other unsecured delinquency is primarily due to certain older vintages.

Improvements in our real estate secured, MasterCard and Visa, and other unsecured portfolios drove the decrease in the delinquency ratio from a year ago. In our real estate secured portfolio, we continue to benefit from the growing percentage of loans on which we hold a first lien position. During 2000, our consumer lending business added additional collection staff which has resulted in decreased delinquency in our real estate secured and other unsecured portfolios. Delinquency in our MasterCard and Visa portfolio reflects the GM Card(R) portfolio acquisition in October 2000. The GM Card(R) portfolio has a lower delinquency rate than our other MasterCard and Visa receivables.

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

Net Chargeoffs of Consumer Receivables

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):


------------------------------------------------------------------------
                           First     Fourth    Third    Second    First
                         Quarter    Quarter  Quarter   Quarter  Quarter
                            2001       2000     2000      2000     2000
------------------------------------------------------------------------
Managed:
     Real estate secured     .47  %     .44 %    .44  %    .51 %    .55  %
     Auto finance           5.31       5.40     4.56      4.37     5.27
     MasterCard/Visa        5.13       5.23     5.07      5.85     6.24
     Private label          9.07       8.62     9.16      8.99     8.93
     Other unsecured        7.41       7.05     8.17      9.01     8.80
------------------------------------------------------------------------

Total                       3.76  %    3.69 %   3.71  %   4.07 %   4.37  %
------------------------------------------------------------------------

Owned                       3.22  %    3.23 %   3.38  %   3.73 %   4.09  %
========================================================================


Managed net chargeoffs as a percent of average managed receivables increased modestly over the previous quarter. Private label chargeoffs have been negatively impacted by reductions in the portfolio and seasoning of the portfolio as more originations are booked by our affiliate. Seasoning of certain older vintages contributed to the increase in other unsecured chargeoffs.

Compared to the prior year quarter, managed net chargeoffs decreased 61 basis points. Our real estate secured and other unsecured portfolios reflect the benefits of improved collections resulting from additional collection staff hired in 2000. The October 2000 GM Card(R) portfolio acquisition was the primary contributor to the decrease in MasterCard and Visa chargeoffs.

The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for MasterCard and Visa, and private label receivables are higher than managed chargeoffs due to the difference in credit quality and seasoning of the receivables that remain on our balance sheet. Chargeoffs on owned auto finance receivables are lower than managed chargeoffs due to the predominantly unseasoned nature of the receivables which remain on our balance sheet. Owned chargeoffs for real estate secured and other unsecured receivables are comparable to managed chargeoffs.

NONPERFORMING ASSETS


--------------------------------------------------------------------------------------------------------------------------
                                              March 31,    December 31,    September 30,        June 30,        March 31,
(In millions)                                      2001            2000             2000            2000             2000
--------------------------------------------------------------------------------------------------------------------------
Owned assets:
     Nonaccrual receivables                   $ 1,581.3       $ 1,434.2        $ 1,352.0       $ 1,223.7        $ 1,250.1
     Accruing consumer receivables
        90 or more days delinquent                511.8           480.3            465.2           462.4            484.1
     Renegotiated commercial loans                 12.3            12.3             12.3            12.3             12.3
                                         ---------------  --------------  --------------- ---------------  ---------------

     Total nonperforming receivables            2,105.4         1,926.8          1,829.5         1,698.4          1,746.5
     Real estate owned                            344.6           332.1            331.9           318.7            295.6
--------------------------------------------------------------------------------------------------------------------------

     Total nonperforming assets               $ 2,450.0       $ 2,258.9        $ 2,161.4       $ 2,017.1        $ 2,042.1
--------------------------------------------------------------------------------------------------------------------------

     Credit loss reserves as a
        percent of nonperforming
        receivables                               83.0%           83.2%            82.8%           89.8%            87.7%
--------------------------------------------------------------------------------------------------------------------------

Managed assets:
     Nonaccrual receivables                   $ 1,914.3       $ 1,823.4        $ 1,700.3       $ 1,563.7        $ 1,638.7
     Accruing  consumer receivables
        90 or more days delinquent                733.9           690.7            574.0           556.2            582.5
     Renegotiated commercial loans                 12.3            12.3             12.3            12.3             12.3
                                         ---------------  --------------  --------------- ---------------  ---------------

     Total nonperforming
        receivables                             2,660.5         2,526.4          2,286.6         2,132.2          2,233.5
     Real estate owned                            344.6           332.1            331.9           318.7            295.6
--------------------------------------------------------------------------------------------------------------------------

     Total nonperforming assets               $ 3,005.1       $ 2,858.5        $ 2,618.5       $ 2,450.9        $ 2,529.1
--------------------------------------------------------------------------------------------------------------------------

     Credit loss reserves as
        a percent of nonperforming
        receivables                              102.6%          103.1%           101.0%          108.2%           103.3%
--------------------------------------------------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              12      Statement of Computation of Ratio of Earnings to Fixed
                      Charges.

              99.1    Debt Securities Ratings.

     (b)      Report on Form 8-K

              During the first quarter of 2001, the Registrant filed a Current Report on Form 8-K dated March 19, 2001 pertaining to the financial results of Household Finance Corporation for the year ended December 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HOUSEHOLD FINANCE CORPORATION
                                  (Registrant)



Date:    May 9, 2001                            By: /s/ David A. Schoenholz
         ------------                            ---------------------------
                                                 David A. Schoenholz
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 and on behalf of
                                                 Household Finance Corporation

Exhibit Index


   12           Statement of Computation of Ratio of Earnings to Fixed Charges.

   99.1         Debt Securities Ratings.

                                   EXHIBIT 12


COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

-----------------------------------------------------------------------------
                                                          Three months ended
                                                                   March 31,
(In millions)                                        2001               2000
-----------------------------------------------------------------------------
Net income                                        $ 301.3            $ 230.5
Income taxes                                        161.6              118.2
                                             -------------     --------------

Income before income taxes                          462.9              348.7
                                             -------------     --------------

Fixed charges:
      Interest expense (1)                          844.1              602.1
      Interest portion of rentals (2)                12.0               10.8
                                             -------------     --------------

Total fixed charges                                 856.1              612.9
                                             -------------     --------------

Total earnings as defined                       $ 1,319.0            $ 961.6
                                             =============     ==============

Ratio of earnings to fixed charges                   1.54               1.57
=============================================================================


(1) For financial statement purposes, interest expense includes income earned on temporary investment of excess funds, generally resulting from over-subscriptions of commercial paper.

(2) Represents one-third of rentals, which approximates the portion representing interest.

                            EXHIBIT 99.1


           HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       DEBT SECURITIES RATINGS


                                          Standard      Moody's
                                          & Poor's    Investors
                                       Corporation      Service   Fitch Inc.
--------------------------------------------------- ------------ ------------
At March 31, 2001
--------------------------------------------------- ------------ ------------
Household Finance Corporation
     Senior debt                                 A           A2           A+
     Senior subordinated debt                   A-           A3            A
     Commercial paper                          A-1          P-1          F-1

Household Bank (Nevada) N.A.
     Senior debt                                 A           A2           A+
--------------------------------------------------- ------------ ------------