Form 10-Q
period 2001-06-30
HOUSEHOLD FINANCE CORP
filed 2001-08-10
CIK 48681

>

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2001

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


               2700 Sanders Road, Prospect Heights, Illinois 60070
               ---------------------------------------------------
                (Address of principal executive offices) (Zip Code)

                                  (847) 564-5000

               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 2001, there were 1,000 shares of the registrant's common stock outstanding.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                     HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                                   Table of Contents


PART I.      Financial Information                                       Page
                                                                         ----

     Item 1. Financial Statements

             Condensed Consolidated Statements of Income (Unaudited) -
             Three Months and Six Months Ended June 30, 2001 and 2000.....  2

             Condensed Consolidated Balance Sheets -
             June 30, 2001 (Unaudited) and December 31, 2000..............  3

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Six Months Ended June 30, 2001 and 2000......................  4

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited).......................................  5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................ 10



PART II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K........................ 19

     Signature    ........................................................ 20

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
                                                         Three months ended                 Six months ended
                                                                   June 30,                         June 30,
(In millions)                                         2001             2000             2001            2000
--------------------------------------------------------------------------------------------------------------

Finance and other interest income               $ 1,857.2        $ 1,541.4        $ 3,668.3       $ 2,974.4
Interest  expense                                   777.3            679.8          1,602.8         1,276.0
                                              ------------   --------------   --------------   -------------

Net interest margin                               1,079.9            861.6          2,065.5         1,698.4
Provision for credit losses on
     owned receivables                              488.6            349.6          1,037.4           770.2
                                              ------------   --------------   --------------   -------------

Net interest margin after provision
     for credit losses                              591.3            512.0          1,028.1           928.2
                                              ------------   --------------   --------------   -------------

Securitization revenue                              306.3            200.8            612.6           401.6
Insurance revenue                                   118.6             91.6            234.5           183.3
Investment income                                    34.2             38.1             72.5            74.6
Fee income                                           94.4             73.0            212.1           167.0
Other income                                         46.6             25.6            152.3            84.3
                                              ------------   --------------   --------------   -------------

Total other revenues                                600.1            429.1          1,284.0           910.8
                                              ------------   --------------   --------------   -------------

Salaries and fringe benefits                        306.6            233.4            600.9           458.9
Sales incentives                                     71.2             54.3            123.6            95.2
Occupancy and equipment expense                      64.0             59.8            128.3           119.8
Other marketing expenses                             49.5             53.3            111.9           106.2
Other servicing and administrative
     expenses                                        66.3             43.2            148.6           115.7
Amortization of acquired intangibles
     and intangibles                                 33.9             35.4             69.4            76.2
Policyholders' benefits                              62.6             55.5            129.3           112.1
                                              ------------   --------------   --------------   -------------

Total costs and expenses                            654.1            534.9          1,312.0         1,084.1
                                              ------------   --------------   --------------   -------------

Income before income taxes                          537.3            406.2          1,000.1           754.9
Income taxes                                        186.1            141.2            347.7           259.4
------------------------------------------------------------------------------------------------------------

Net income                                        $ 351.2          $ 265.0          $ 652.4         $ 495.5
============================================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,         December 31,
(In millions, except share data)                                                         2001                 2000
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (UNAUDITED)

Cash                                                                                  $ 154.9              $ 269.5
Investment securities                                                                 2,965.6              3,217.4
Receivables, net                                                                     54,533.0             50,498.5
Advances to parent company and affiliates                                               762.9                504.6
Acquired intangibles and goodwill, net                                                1,358.7              1,426.0
Properties and equipment, net                                                           391.9                368.0
Real estate owned                                                                       360.0                332.1
Other assets                                                                          1,976.1              1,975.0
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $ 62,503.1           $ 58,591.1
===================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
     Commercial paper, bank and other borrowings                                    $ 9,092.0            $ 8,829.4
     Senior and senior subordinated debt (with original
         maturities over one year)                                                   43,759.8             40,575.9
                                                                               ---------------     ----------------
Total debt                                                                           52,851.8             49,405.3
Insurance policy and claim reserves                                                     891.3                891.8
Other liabilities                                                                     1,511.1                944.8
                                                                               ---------------     ----------------
Total liabilities                                                                    55,254.2             51,241.9
                                                                               ---------------     ----------------
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares authorized,
         issued and outstanding at June 30, 2001 and
         December 31, 2000, and additional paid-in capital                            3,503.3              3,503.3
     Retained earnings                                                                3,966.2              3,813.8
     Accumulated other comprehensive income                                            (220.6)                32.1
                                                                               ---------------     ----------------
Total common shareholder's equity                                                     7,248.9              7,349.2
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                         $ 62,503.1           $ 58,591.1
===================================================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
                                                             Six months ended
                                                                     June 30,
(In millions)                                              2001          2000
-------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                              $ 652.4        $ 495.5
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned receivables  1,037.4          770.2
      Insurance policy and claim reserves                 135.2           67.9
      Depreciation and amortization                       137.4          131.5
      Other, net                                         (337.5)         537.7
                                                       ---------    -----------
Cash provided by operations                             1,624.9        2,002.8
                                                       ---------    -----------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                          (888.4)        (335.9)
      Matured                                             132.5          139.7
      Sold                                                403.8           33.8
Short-term investment securities, net change              629.1         (495.3)
Receivables:
      Originations, net                                (1,936.6)      (4,141.9)
      Purchases and related premiums                  (17,380.1)      (6,903.1)
      Sold                                             14,372.6        3,654.7
Properties and equipment purchased                        (77.3)         (60.1)
Properties and equipment sold                               2.2            3.6
Advances to parent company and affiliates                (258.3)        (396.2)
                                                     -----------    -----------
Cash decrease from investments in operations           (5,000.5)      (8,500.7)
                                                     -----------    -----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change           262.6           21.1
Senior and senior subordinated debt issued             10,436.8        8,434.8
Senior and senior subordinated debt retired            (6,888.6)      (3,456.7)
Policyholders' benefits paid                              (49.8)         (56.8)
Dividends paid to parent company                         (500.0)        (275.0)
Capital contributions from parent company                     -          550.0
                                                     -----------    -----------
Cash increase from financing and capital transactions   3,261.0        5,217.4
                                                     -----------    -----------
Decrease in cash                                         (114.6)      (1,280.5)
Cash at January 1                                         269.5        1,487.2
-------------------------------------------------------------------------------
Cash at June 30                                         $ 154.9        $ 206.7
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                         $ 1,775.6      $ 1,366.0
Income taxes paid                                         503.9          256.3
-------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2001 should not be considered indicative of the results for any future quarters or the year ending December 31, 2001. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.


2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:



-------------------------------------------------------------------------------
                                            June 30,               December 31,
(In millions)                                   2001                       2000
--------------------------------------------------------------------------------
                              Amortized        Fair     Amortized          Fair
                                   Cost       Value          Cost         Value
                             ----------- -----------  ------------  ------------
Marketable equity securities     $ 31.6      $ 29.4        $ 25.8        $ 24.9
Corporate debt securities       1,903.7     1,851.2       1,942.6       1,867.6
U.S. government and federal
     agency debt securities       788.0       789.5         879.5         879.3
Certificates of deposit            79.0        79.0          76.8          76.8
Money market funds                 99.6        99.6         187.5         187.5
Other                              80.4        80.3         146.8         147.0
                             ----------- -----------  ------------  ------------

Subtotal                        2,982.3     2,929.0       3,259.0       3,183.1
Accrued investment income          36.6        36.6          34.3          34.3
--------------------------------------------------------------------------------

Total available-for-sale
      investments             $ 3,018.9   $ 2,965.6     $ 3,293.3     $ 3,217.4
===============================================================================

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

3.       RECEIVABLES


--------------------------------------------------------------------------------
                                                        June 30,   December 31,
(In millions)                                               2001           2000
--------------------------------------------------------------------------------
Real estate secured                                   $ 32,696.3     $ 30,147.9
Auto finance                                             1,894.0        1,643.0
MasterCard*/Visa*                                        4,362.1        4,495.0
Private label                                            5,484.6        4,588.1
Other unsecured                                          9,640.5        8,887.2
Commercial and other                                       482.4          508.1
--------------------------------------------------------------------------------

Total owned receivables                                 54,559.9       50,269.3

Accrued finance charges                                  1,197.0        1,095.9
Credit loss reserve for owned receivables               (1,796.7)      (1,603.9)
Unearned credit insurance premiums and claims reserves    (708.1)        (622.3)
Amounts due and deferred from receivables sales          2,277.9        2,360.9
Reserve for receivables serviced with limited recourse    (997.0)      (1,001.4)
                                                      -----------  -------------

Total owned receivables, net                            54,533.0       50,498.5
Receivables serviced with limited recourse              18,487.4       18,923.3
--------------------------------------------------------------------------------

Total managed receivables, net                        $ 73,020.4     $ 69,421.8
================================================================================
Receivables serviced with limited recourse consisted of the following:

--------------------------------------------------------------------------------
                                                        June 30,   December 31,
(In millions)                                               2001           2000
--------------------------------------------------------------------------------
Real estate secured                                    $ 1,205.8      $ 1,457.8
Auto finance                                             3,120.7        2,712.7
MasterCard/Visa                                          8,937.6        9,311.7
Private label                                            1,650.0        1,650.0
Other unsecured                                          3,573.3        3,791.1
--------------------------------------------------------------------------------

Total receivables serviced with limited recourse      $ 18,487.4     $ 18,923.3
================================================================================
The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:
--------------------------------------------------------------------------------
                                                        June 30,   December 31,
(In millions)                                               2001           2000
--------------------------------------------------------------------------------
Real estate secured                                   $ 33,902.1     $ 31,605.7
Auto finance                                             5,014.7        4,355.7
MasterCard/Visa                                         13,299.7       13,806.7
Private label                                            7,134.6        6,238.1
Other unsecured                                         13,213.8       12,678.3
Commercial and other                                       482.4          508.1
--------------------------------------------------------------------------------

Total managed receivables                             $ 73,047.3     $ 69,192.6
================================================================================


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended             Six months ended
                                                                               June 30,                     June 30,
(In millions)                                                        2001          2000           2001          2000
---------------------------------------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period                $ 1,748.3     $ 1,532.5      $ 1,603.9     $ 1,470.7
     Provision for credit losses                                    488.6         349.6        1,037.4         770.2
     Chargeoffs                                                    (490.3)       (427.5)        (938.2)       (866.1)
     Recoveries                                                      37.9          36.0           77.1          67.6
     Other, net                                                      12.2          34.9           16.5          83.1
---------------------------------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables
        at June 30                                                1,796.7       1,525.5        1,796.7       1,525.5
---------------------------------------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period                    980.9         774.7        1,001.4         737.4
     Provision for credit losses                                    263.8         166.1          484.6         365.6
     Chargeoffs                                                    (262.6)       (167.2)        (516.3)       (335.2)
     Recoveries                                                      16.3           7.8           30.3          13.5
     Other, net                                                      (1.4)          0.1           (3.0)          0.2
---------------------------------------------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced with
        limited recourse at June 30                                 997.0         781.5          997.0         781.5
---------------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
     at June 30                                                 $ 2,793.7     $ 2,307.0      $ 2,793.7     $ 2,307.0
=====================================================================================================================


The level of reserves for consumer credit losses is based on delinquency and chargeoff experience by product and judgmental factors. We also evaluate the potential impact of existing and anticipated national and regional economic conditions on the managed receivable portfolio when establishing credit loss reserves.


5.       INCOME TAXES

Our effective tax rate was 34.8 percent for the six months ended June 30, 2001 and 34.4 percent for the first six months of 2000. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.

6.       TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $762.9 million at June 30, 2001 compared to $504.6 million at December 31, 2000. There were no advances from parent company and affiliates at June 30, 2001 and December 31, 2000. Net interest income on affiliated balances was $9.7 million for the second quarter of 2001 and $17.1 million for the prior year quarter. In the first six months of 2001, net interest income on affiliated balances was $22.5 million compared to $34.0 million for the same period last year.

7.       COMPREHENSIVE INCOME

Comprehensive income was $363.7 million for the quarter ended June 30, 2001, $254.0 million for the quarter ended June 30, 2000, $399.7 million for the six months ended June 30, 2001 and $538.0 million for the six months ended June 30, 2000.

The components of accumulated other comprehensive income are as follows:

------------------------------------------------------------------------------
                                                 June 30,        December 31,
(In millions)                                        2001                2000
------------------------------------------------------------------------------
Foreign currency translation adjustments           $ (0.4)              $ 7.5
Unrealized gain on investments                      142.3                24.6
Derivative instruments and hedging activity        (362.5)                  -
------------------------------------------------------------------------------

Accumulated other comprehensive income           $ (220.6)             $ 32.1
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

Information about our reportable segment for the three and six months ended June 30, 2001 and 2000 was as follows:

-------------------------------------------------------------------------------
                                Three months ended            Six months ended
Owned Basis                               June 30,                    June 30,
(In millions)                   2001          2000          2001          2000
-------------------------------------------------------------------------------

Net interest margin and
     other revenues (1)    $ 1,554.5     $ 1,263.8     $ 3,031.6     $ 2,496.2
Intersegment revenues           65.4          60.7         120.5         106.8
Net income                     315.1         265.7         555.8         452.0
Total assets                57,138.4      46,736.8      57,138.4      46,736.8
Total assets - managed      75,777.7      59,023.5      75,777.7      59,023.5
-------------------------------------------------------------------------------

     (1)  Net  interest  margin  and  other  revenues,   including  intersegment
revenues, net of policyholders' benefits

A reconciliation of the total reportable segment's net income to consolidated net income for the three and six months ended June 30, 2001 and 2000 is as follows:


-------------------------------------------------------------------------------
                                     Three months ended       Six months ended
Owned Basis                                    June 30,               June 30,
(In millions)                        2001          2000       2001        2000
------------------------------------------------------------------------------

Reportable segment net income     $ 315.1       $ 265.7    $ 555.8    $ 452.0
Other operations not individually
     reportable                      78.6          39.6      175.1      114.4
Adjustments/eliminations            (42.5)        (40.3)     (78.5)     (70.9)
------------------------------------------------------------------------------

Total consolidated net income     $ 351.2       $ 265.0    $ 652.4    $ 495.5
==============================================================================


9.       DERIVATIVE FINANCIAL INSTRUMENTS

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

     The  adoption  of FAS No.  133 on January  1, 2001 was  accounted  for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholder's equity by $230 million. The adjustment to common shareholder's equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. At June 30, 2001, we had approximately $363 million of unrealized losses on derivative instruments, net of a $209 million tax benefit, recorded in accumulated other comprehensive income. Also at June 30, 2001, the fair value of derivatives included in other assets was $103 million, the fair value of derivatives included in other liabilities was $1,105 million, and adjustments to the carrying value of our debt associated with fair value hedges totaled $430 million. During the three and six months ended June 30, 2001, hedge ineffectiveness associated with fair value and cash flow hedges was not material.

10.      NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures. We fully adopted the provisions of FAS No. 140 on April 1, 2001 and do not expect the adoption to have a significant effect on our operations.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement. We will adopt FAS No. 142 on January 1, 2002 and do not expect the adoption to have a significant impact to our earnings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2000 Form 10-K.

OPERATIONS SUMMARY

Our net income for the second quarter of 2001 increased 33 percent to $351.2 million, from $265.0 million a year ago. Net income for the first six months of 2001 was $652.4 million, compared to $495.5 million in the year ago period. Our improved results were due to strong revenue growth driven by significant receivable growth. Partially offsetting the revenue growth were higher operating expenses as a result of portfolio growth, increased investments in sales and collection personnel, and higher technology spending. In addition, our year-to-date earnings included higher revenues from our tax refund lending business.

Our annualized return on average owned assets ("ROA") was 2.28 percent in the second quarter of 2001 and 2.15 percent for the first six months of 2001, compared to 2.07 percent and 2.01 percent in the same periods in 2000. Our annualized return on average managed assets ("ROMA") was 1.77 percent in the second quarter of 2001 and 1.66 percent for the first six months of 2001, compared to 1.68 percent and 1.61 percent in the same periods in 2000.

In July, we announced plans to implement new best practices in sub-prime real estate lending. The changes, which we plan to initiate by late August 2001, will include reducing the prepayment fee duration on new real estate loans from five years to three years; providing tailored solutions, including subsidized interest rates and no-fee loans, to victims of predatory lenders; reducing interest rates for new customers with better credit ratings and payment histories; adopting even more rigorous standards to ensure that all real estate loans benefit our customers; doubling customer's time to cancel any credit insurance product and receive a full refund; and improving disclosures. Also in July, we announced plans to discontinue the sale of single premium credit insurance on our real estate loans in favor of offering a fixed monthly premium insurance product. This new product will be rolled out in five states by the end of August 2001, with full rollout to begin by the first quarter of 2002. We do not expect these changes to have a material impact on the results of our operations.

SEGMENT RESULTS

Our Consumer segment reported higher net income over the prior year periods. Net income increased to $315.1 million for the second quarter compared to $265.7 million in the year-ago quarter. Year-to-date, net income increased to $555.8 million compared to $452.0 million for the first six months of 2000. Managed receivables grew to $73.5 billion at June 30, 2001, from $70.1 billion at March 31, 2001 and $56.9 billion at June 30, 2000. Our higher managed receivables compared to the prior quarter were driven by solid growth in our real estate secured, auto finance and private label portfolios. The increase in private label receivables reflects the acquisition of $1.7 billion of receivables from an affiliate in May 2001. Compared with the prior year quarter, we experienced strong receivables growth across all product lines. The increase in MasterCard* and Visa* receivables over the prior year quarter reflects the October 2000 acquisition of $6.7 billion in managed GM Card receivables from an affiliate and strong growth in our Union Privilege portfolio. ROA was 2.26 and 2.03 percent in the second quarter and first six months of 2001 compared to 2.38 and 2.10 percent in the year ago periods. ROMA was 1.71 and 1.53 percent in the second quarter and first six months of 2001 compared to 1.86 and 1.63 percent in the year ago periods. The increases in net income reflect higher dollars of net interest margin and other revenues, which were partially offset by higher salary expense, including higher sales incentive compensation, and higher credit loss provision resulting from the increased levels of receivables.


 * MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

BALANCE SHEET REVIEW

Strong receivable growth drove our improved results. Our managed portfolio increased $16.1 billion to $73.0 billion, or 28 percent from a year ago. Growth was strong in our real estate secured and other unsecured products as our branch sales force continued to benefit from our centralized lead management and point-of-sale system which has resulted in increased productivity and strong growth in our HFC and Beneficial branches. Our mortgage services business also reported strong year-over-year growth with receivables increasing $1.7 billion, or 17 percent, over June 30, 2000. Expansion of our auto finance sales force and favorable market conditions contributed to the $1.3 billion increase in auto finance receivables. MasterCard and Visa receivables more than doubled to $13.3 billion. In October 2000, we acquired $6.7 billion in managed GM Card(R) receivables, at fair market value, from an affiliate. This affiliate remains the designated issuer of the GM Card(R), but we periodically purchase additional receivables from this affiliate. Our Union Privilege portfolio also reported strong growth over the prior year. Private label receivables increased $1.3 billion, or 22 percent, over the prior year. In May 2001, we acquired $1.7 billion in owned private label receivables from an affiliate. This acquisition was partially offset by continuing decreases in the private label portfolio. Since late 1998, substantially all private label receivables generated from new merchant relationships have been originated by an affiliate. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in continued overall decreases in our private label portfolio.

Compared to March 31, 2001, managed receivables grew $3.4 billion, or an annualized 19 percent. Annualized growth excluding the May 2001 private label portfolio acquisition was 9 percent. All products grew during the quarter, with the strongest growth reported in our real estate secured and auto finance portfolios.

Owned receivables were $54.6 billion at June 30, 2001, up from $51.3 billion at March 31, 2001 and $44.9 billion at June 30, 2000. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.01 percent at June 30, 2001, compared with 4.91 percent at March 31, 2001 and 4.80 percent at June 30, 2000. The annualized consumer owned chargeoff ratio in the second quarter of 2001 was 3.43 percent, compared with 3.22 percent in the prior quarter and 3.73 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.62 percent at June 30, 2001, compared with
4.63 percent at March 31, 2001 and 4.72 percent at June 30, 2000. The annualized consumer managed chargeoff ratio in the second quarter of 2001 was 3.95 percent, compared with 3.76 percent in the prior quarter and 4.07 percent in the year-ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our main uses of cash are the origination or purchase of receivables and purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

We paid dividends of $225 million to our parent company in the second quarter of 2001 and $500 million during the first six months of 2001. We paid no dividends to our parent in the second quarter of 2000 and $275 million during the first six months of 2000. We received no capital contributions from our parent during 2001 and $550 million during the second quarter of 2000.

Commercial paper, bank and other borrowings increased to $9.1 billion at June 30, 2001 from $8.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $43.8 billion at June 30, 2001 from $40.6 billion at year-end. The change in total debt levels from year end is consistent with the change in owned receivables.

Our securitized receivables totaled $18.5 billion at June 30, 2001, compared to $18.9 billion at December 31, 2000.

The composition of receivables securitized (excluding replenishments of certificateholder interests) during the three and six months was as follows:

-----------------------------------------------------------------------------
                            Three months ended               Six months ended
                                      June 30,                       June 30,
(In billions)               2001          2000          2001            2000
-----------------------------------------------------------------------------
Auto finance                $ .6          $ .3         $ 1.0            $ .8
MasterCard/Visa               .1             -            .2              .2
Other unsecured               .5            .3            .9              .9
-----------------------------------------------------------------------------
Total                      $ 1.2          $ .6         $ 2.1           $ 1.9
=============================================================================

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At June 30, 2001, securitizations represented 26 percent of the funding associated with our managed portfolio, compared to 21 percent a year ago. The increase was primarily attributable to the October 2000 acquisition of managed GM Card(R) receivables from an affiliate.

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

-------------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                               Six months ended
                                                            June 30,                                       June 30,
(In millions)                             2001     *            2000      *             2001     *             2000     *
-------------------------------------------------------------------------------------------------------------------------------
Finance and other interest
     income                          $ 2,537.5    14.02%    $ 2,064.1    14.71%     $ 5,079.0   14.18%     $ 3,991.3    14.70%
Interest expense                       1,026.1     5.67%        877.8     6.26%       2,146.4    5.99%       1,659.1     6.11%
                                  ------------- --------- ------------  -------- ------------- -------- ------------- ---------

Net interest margin                    1,511.4     8.35%      1,186.3     8.45%       2,932.6    8.19%       2,332.2     8.59%
Provision for credit losses              752.4                  515.7                 1,522.0                1,135.8
                                  -------------           ------------           -------------          -------------

Net interest margin after
     provision for credit losses         759.0                  670.6                 1,410.6                1,196.4
                                  -------------           ------------           -------------          -------------

Securitization related revenue            11.0                    1.0                   (12.1)                  50.8
Insurance revenue                        118.6                   91.6                   234.5                  183.3
Investment income                         34.2                   38.1                    72.5                   74.6
Fee income                               222.0                  114.2                   454.3                  249.6
Other income                              46.6                   25.6                   152.3                   84.3
                                  -------------           ------------           -------------          -------------

Total other revenues                     432.4                  270.5                   901.5                  642.6
                                  -------------           ------------           -------------          -------------

Salaries and fringe benefits             306.6                  233.4                   600.9                  458.9
Sales incentives                          71.2                   54.3                   123.6                   95.2
Occupancy and equipment
     expense                              64.0                   59.8                   128.3                  119.8
Other marketing expenses                  49.5                   53.3                   111.9                  106.2
Other servicing and
     administrative expenses              66.3                   43.2                   148.6                  115.7
Amortization of acquired
     intangibles and goodwill             33.9                   35.4                    69.4                   76.2
Policyholders' benefits                   62.6                   55.5                   129.3                  112.1
                                  -------------           ------------           -------------          -------------

Total costs and expenses                 654.1                  534.9                 1,312.0                1,084.1
                                  -------------           ------------           -------------          -------------

Income before taxes                      537.3                  406.2                 1,000.1                  754.9
Income taxes                             186.1                  141.2                   347.7                  259.4
---------------------------------------------------------------------------------------------------------------------

Net income                             $ 351.2                $ 265.0                 $ 652.4                $ 495.5
=====================================================================================================================

Average managed receivables         $ 71,201.7             $ 54,799.7              $ 70,360.1             $ 53,040.2
Average noninsurance
     investments                         730.9                  880.5                   821.2                  842.3
Other interest-earning assets            454.6                  431.2                   451.5                  428.6
---------------------------------------------------------------------------------------------------------------------

Average managed interest-
     earning assets                 $ 72,387.2             $ 56,111.4              $ 71,632.8             $ 54,311.1
=====================================================================================================================
*    As a percent, annualized, of appropriate earning assets

INCOME STATEMENT REVIEW

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin

Net interest margin on an Owned Basis was $1.1 billion for the second quarter of 2001, up 25 percent from $861.6 million for the prior-year quarter. Net interest margin on an Owned Basis for the first six months of 2001 was $2.1 billion, up from $1.7 billion in the prior year period. Net interest margin on a Managed Basis increased 27 percent to $1.5 billion for the second quarter of 2001, from $1.2 billion for the prior-year quarter. Net interest margin on a Managed Basis for the first six months of 2001 was $2.9 billion, up from $2.3 billion in the prior year period. The increases were primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in the first half of 2001.

Net interest margin as a percent of average managed interest-earning assets, annualized, increased to 8.35 percent, up from 8.02 percent in the previous quarter but down from 8.45 percent in the year-ago quarter. The increase from the previous quarter is primarily due to the reduction in funding costs discussed above. The decrease from the prior year quarter is primarily due to changes in our portfolio mix, partially offset by reductions in funding costs.

Provision for credit losses

The provision for credit losses for receivables on an Owned Basis for the second quarter of 2001 totaled $488.6 million, compared to $349.6 million in the prior-year quarter. The Owned Basis provision for the first six months of 2001 was $1.0 billion, compared to $770.2 million in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.67 percent in the second quarter of 2001, compared to 3.28 percent in the second quarter of 2000. We recorded owned loss provision in excess of chargeoffs of $36.2 million during the second quarter and $176.3 million during the first six months of 2001. The excess provision reflects our rapid receivables growth, recent increases in personal bankruptcy filings and continued uncertainty about the impact of the weakening economy on future chargeoff and delinquency trends. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period and the product mix of loans in our portfolio.


The provision for credit losses for receivables on a Managed Basis totaled $752.4 million in the second quarter of 2001, compared to $515.7 million in the prior-year quarter. The Managed Basis provision for the first six months of 2001 was $1.5 billion, compared to $1.1 billion in the year-ago period. As a percent of average managed receivables, annualized, the provision was 4.23 percent in the second quarter of 2001, compared to 3.76 percent in the second quarter of 2000. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the revenue recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.

Other revenues

Securitization revenue on an Owned Basis was $306.3 and $612.6 million for the second quarter and first six months of 2001, compared to $200.8 and $401.6 million for the same periods in 2000. Securitization revenue consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases are primarily due to increases in average securitized receivables and changes in receivable mix. The components of securitization revenue are reclassified to the appropriate caption in the pro forma statements of income on a Managed Basis.

Securitization related revenue on a Managed Basis, which includes the gross gains and related amortization on our securitized portfolio, was $11.0 and $(12.1) million for the second quarter and first six months of 2001, compared to $1.0 and $50.8 million for the same periods in 2000. The net effect of securitization activity, after establishing credit loss reserves on initial transactions, decreased income by $105.4 and $208.2 million in the second quarter and first six months of 2001 compared to $66.7 and $131.8 million in the year-ago periods. Securitization related revenue and the net effect of securitization activity will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

The following table includes securitization related revenue on a Managed Basis and the net effect of securitization activity on our operations:


------------------------------------------------------------------------------
                                         Three months ended   Six months ended
                                                   June 30,           June 30,
(In millions)                                 2001     2000      2001     2000
------------------------------------------------------------------------------
Gross gains                               $  146.9   $ 89.1   $ 254.0  $ 235.9
Amortization                                (135.9)   (88.1)   (266.1)  (185.1)
------------------------------------------------------------------------------
Securitization related revenue                11.0      1.0     (12.1)    50.8
Over the life provision on new
     trasactions                             116.4     67.7     196.1    182.6
------------------------------------------------------------------------------
Net effect of securitization activity    $  (105.4) $ (66.7) $ (208.2)$ (131.8)
==============================================================================


Insurance revenue was $118.6 and $234.5 million in the second quarter and first six months of 2001 compared to $91.6 and $183.3 million in the year-ago periods. The increases reflected increased sales on a larger portfolio.

Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $94.4 and $212.1 million in the second quarter and first six months of 2001, compared to $73.0 and $167.0 million in the year-ago periods. The increases were primarily due to higher average MasterCard and Visa receivables as a result of the October 2000 acquisition of GM Card(R) receivables from an affiliate.

Fee income on a Managed Basis was $222.0 and $454.3 million in the second quarter and first six months of 2001 compared to $114.2 and $249.6 million in the year-ago periods. The increases were primarily due to higher credit card fees as discussed above.

Other income, which includes revenue from our tax refund lending business, was $46.6 and $152.3 million in the second quarter and first six months of 2001 compared to $25.6 and $84.3 million in the prior-year periods. Higher revenues from our tax refund lending business drove the increases in other income.


Expenses

Total costs and expenses for the second quarter and first six months of 2001 were $654.1 million and $1.3 billion compared to $534.9 million and $1.1 billion in the comparable prior-year periods. The increases were driven by compensation and other expenses to support our growing portfolio. Higher technology spending also contributed to the increases. Significant fluctuations were as follows:

Salaries and fringe benefits for the second quarter and first six months of 2001 were $306.6 and $600.9 million compared to $233.4 and $458.9 million in the second quarter and first six months of 2000. The increases were primarily due to additional staffing at all businesses to support growth including collections and service quality.

Sales incentives for the second quarter and first six months of 2001 were $71.2 and $123.6 million compared to $54.3 and $95.2 million in the comparable prior-year periods. The increases were due to higher sales volumes in our branches as well as improved sales force productivity.

Occupancy and equipment expense for the second quarter and first six months of 2001 was $64.0 and $128.3 million compared to $59.8 and $119.8 million in the comparable prior-year periods. The increases were primarily due to support facility growth and facilities acquired in the first half of 2000.

Other marketing expenses for the second quarter and first six months of 2001 were $49.5 and $111.9 million compared to $53.3 and $106.2 million in the same prior-year periods. The decreases during the quarter were primarily due to reductions in our branches and our private label business. The year-to-date increase reflects higher credit card marketing efforts.

Other servicing and administrative expenses for the second quarter and first six months of 2001 were $66.3 and $148.6 million compared to $43.2 and $115.7 million in the comparable prior-year periods. The increases were primarily due to higher collection expenses and costs associated with our privacy mailings.

Amortization of acquired intangibles and goodwill for the second quarter and first six months of 2001 was $33.9 and $69.4 million compared to $35.4 and $76.2 million in the comparable prior-year periods. The decreases were attributable to reductions in acquired intangibles.

Policyholders' benefits for the second quarter and first six months of 2001 were $62.6 and $129.3 million compared to $55.5 and $112.1 million in the comparable prior-year periods. The increases were consistent with the increase in insurance revenues resulting from the increased policy sales.

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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

--------------------------------------------------------------------------------
                       June 30, March 31, December 31, September 30,   June 30,
(in millions)              2001      2001         2000          2000       2000
--------------------------------------------------------------------------------
Owned                 $ 1,796.7 $ 1,748.3    $ 1,603.9     $ 1,514.9  $ 1,525.5
Serviced with limited
     recourse             997.0     980.8      1,001.4         794.6      781.5
--------------------------------------------------------------------------------
Total managed         $ 2,793.7 $ 2,729.1    $ 2,605.3     $ 2,309.5  $ 2,307.0
================================================================================


Managed credit loss reserves as a percent of nonperforming managed receivables were 102.9 percent, compared to 102.6 percent at March 31, 2001 and 108.2 percent at June 30, 2000.

Total owned and managed credit loss reserves as a percent of receivables were as follows:



------------------------------------------------------------------------------
          June 30,      March 31,   December 31,   September 30,     June 30,
              2001           2001           2000            2000         2000
------------------------------------------------------------------------------
Owned         3.29  %        3.41 %         3.19  %         3.20 %       3.40 %
Managed       3.82           3.92           3.77            3.86         4.05
------------------------------------------------------------------------------


Reserve ratios at June 30, 2001 reflect historical and estimated future credit quality, the growing level of personal bankruptcy filings, and the continuing uncertainty over what impact the weakening economy will ultimately have on our chargeoff and delinquency levels. The ratios at June 30, 2001 have been impacted by the May 2001 acquisition of $1.7 billion of predominantly non-delinquent private label receivables from an affiliate.

CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

-------------------------------------------------------------------------------
                       June 30,  March 31, December 31, September 30,  June 30,
                           2001       2001         2000          2000      2000
-------------------------------------------------------------------------------
Managed:
     Real estate secured  2.88%      2.84%        2.82%         2.95%     2.90%
     Auto finance         2.11       1.80         2.63          2.25       2.05
     MasterCard/Visa      2.96       2.99         2.72          3.28       2.98
     Private label        8.44       9.66         9.51          9.95       9.66
     Other unsecured      9.67       9.42         8.89          8.41       8.66
-------------------------------------------------------------------------------

     Total managed        4.62%      4.63%        4.51%         4.75%     4.72%
-------------------------------------------------------------------------------

Owned                     5.01%      4.91%        4.71%         4.82%     4.80%
===============================================================================


Managed delinquency as a percent of managed consumer receivables was stable with the previous quarter and down 10 basis points from the prior-year quarter. Compared to the previous quarter, increased delinquency in our real estate secured, auto finance and other unsecured portfolios was more than offset by improvements in our MasterCard and Visa portfolios and in our private label portfolio which was impacted by the $1.7 billion receivable acquisition from our affiliate in May 2001.

Compared to a year-ago, delinquency increases in our other unsecured portfolio were more than offset by improvement in our private label portfolio as discussed above.

The trends impacting owned consumer delinquency as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned delinquency for real estate secured receivables is comparable to managed delinquency. Owned delinquency ratios for our other products are greater than managed delinquency due to the retention of receivables on balance sheet that do not meet the eligibility requirements for securitization.

Net Chargeoffs of Consumer Receivables

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):


------------------------------------------------------------------------------
                           Second     First     Fourth      Third    Second
                          Quarter   Quarter    Quarter    Quarter   Quarter
                             2001      2001       2000       2000      2000
-------------------------------------------------------------------------------
Managed:
     Real estate secured      .53  %    .47 %      .44  %     .44 %     .51  %
     Auto finance            4.51      5.31       5.40       4.56      4.37
     MasterCard/Visa         5.97      5.13       5.23       5.07      5.85
     Private label           8.39      9.07       8.62       9.16      8.99
     Other unsecured         8.09      7.41       7.05       8.17      9.01
-------------------------------------------------------------------------------

     Total managed           3.95  %   3.76 %     3.69  %    3.71 %    4.07  %
-------------------------------------------------------------------------------

Owned                        3.43  %   3.22 %     3.23  %    3.38 %    3.73  %
===============================================================================



Managed net chargeoffs as a percent of average managed receivables increased modestly over the previous quarter, driven by higher bankruptcy filings in our MasterCard and Visa and other unsecured portfolios. These increases were partially offset by improvements in our private label portfolio due to the transaction with our affiliate discussed above.

Compared to the prior year quarter, managed net chargeoffs decreased 12 basis points. Benefits from improved collections in our other unsecured portfolio and the impact of the private label portfolio acquisition were partially offset by higher MasterCard and Visa chargeoffs due to the previously discussed increase in bankruptcy chargeoffs.

The trends impacting owned net chargeoffs as a percent of owned receivables are generally consistent with those described above for our managed portfolio. Owned chargeoffs for MasterCard and Visa, private label, and other unsecured receivables are higher than managed chargeoffs due to the difference in credit quality and seasoning of the receivables that remain on our balance sheet. Chargeoffs on owned auto finance receivables are lower than managed chargeoffs due to the predominantly unseasoned nature of the receivables which remain on our balance sheet. Owned chargeoffs for real estate secured receivables are comparable to managed chargeoffs.


NONPERFORMING ASSETS


----------------------------------------------------------------------------------------------------------------------
                                              June 30,       March 31,   December 31,   September 30,        June 30,
(In millions)                                     2001            2001           2000           2000             2000
----------------------------------------------------------------------------------------------------------------------
Owned assets:
     Nonaccrual receivables                  $ 1,621.8       $ 1,581.3      $ 1,434.2      $ 1,352.0        $ 1,223.7
     Accruing consumer receivables
        90 or more days delinquent               590.9           511.8          480.3          465.2            462.4
     Renegotiated commercial loans                12.3            12.3           12.3           12.3             12.3
                                         --------------  -------------- --------------  -------------   --------------
     Total nonperforming receivables           2,225.0         2,105.4        1,926.8        1,829.5          1,698.4
     Real estate owned                           360.0           344.6          332.1          331.9            318.7
----------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets              $ 2,585.0       $ 2,450.0      $ 2,258.9      $ 2,161.4        $ 2,017.1
----------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as a
        percent of nonperforming
        receivables                               80.8%           83.0%          83.2%          82.8%            89.8%
----------------------------------------------------------------------------------------------------------------------
Managed assets:
     Nonaccrual receivables                  $ 1,955.7       $ 1,914.3      $ 1,823.4      $ 1,700.3        $ 1,563.7
     Accruing  consumer receivables
        90 or more days delinquent               747.2           733.9          690.7          574.0            556.2
     Renegotiated commercial loans                12.3            12.3           12.3           12.3             12.3
                                         --------------  -------------- --------------  -------------   --------------
     Total nonperforming
        receivables                            2,715.2         2,660.5        2,526.4        2,286.6          2,132.2
     Real estate owned                           360.0           344.6          332.1          331.9            318.7
----------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets              $ 3,075.2       $ 3,005.1      $ 2,858.5      $ 2,618.5        $ 2,450.9
----------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as
        a percent of nonperforming
        receivables                              102.9%          102.6%         103.1%         101.0%           108.2%
----------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              12           Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

              99.1         Debt Securities Ratings.

     (b)      Report on Form 8-K

              The Registrant filed no Current Reports on Form 8-K during the second quarter of 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HOUSEHOLD FINANCE CORPORATION
                                           -----------------------------
                                           (Registrant)



Date:    August 10, 2001                   By: /s/ David A. Schoenholz
         --------------                    ---------------------------
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