Form 10-Q
period 2001-09-30
HOUSEHOLD FINANCE CORP
filed 2001-11-14
CIK 48681

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2001, there were 1,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES


                                Table of Contents


PART I.      Financial Information                                        Page


  Item 1. Financial Statements

          Condensed Consolidated Statements of Income (Unaudited) -
          Three Months and Nine Months Ended September 30, 2001 and 2000..  2

          Condensed Consolidated Balance Sheets -
          September 30, 2001 (Unaudited) and December 31, 2000............  3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2001 and 2000...................  4

          Notes to Interim Condensed Consolidated Financial
          Statements (Unaudited)..........................................  5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  9



PART II.     Other Information

     Item 6. Exhibits and Reports on Form 8-K.............................. 18

     Signature    ......................................................... 19

INCOME STATEMENT

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


---------------------------------------------------------------------------------------------------------------
                                                          Three months ended                 Nine months ended
                                                               September 30,                     September 30,
(In millions)                                           2001            2000              2001            2000
---------------------------------------------------------------------------------------------------------------
Finance and other interest income                  $ 1,940.7        $ 1,685.3        $ 5,609.0       $ 4,659.7
Interest  expense                                      767.5            767.3          2,370.3         2,043.3
                                                 ------------   --------------   --------------   -------------
Net interest margin                                  1,173.2            918.0          3,238.7         2,616.4
Provision for credit losses on
     owned receivables                                 530.2            363.1          1,567.6         1,133.3
                                                 ------------   --------------   --------------   -------------
Net interest margin after provision
     for credit losses                                 643.0            554.9          1,671.1         1,483.1
                                                 ------------   --------------   --------------   -------------
Securitization revenue                                 351.5            210.0            964.1           611.6
Insurance revenue                                      125.7            104.6            360.2           287.9
Investment income                                       38.7             40.8            111.2           115.4
Fee income                                             114.4             88.2            326.4           255.2
Other income                                            40.3             20.0            192.6           104.3
                                                 ------------   --------------   --------------   -------------
Total other revenues                                   670.6            463.6          1,954.5         1,374.4
                                                 ------------   --------------   --------------   -------------
Salaries and fringe benefits                           312.8            239.3            913.7           698.2
Sales incentives                                        71.5             50.7            195.1           145.9
Occupancy and equipment expense                         64.6             60.3            192.9           180.1
Other marketing expenses                                54.9             47.1            166.7           153.3
Other servicing and administrative
     expenses                                           75.4             31.6            223.9           147.3
Amortization of acquired intangibles
     and intangibles                                    33.9             35.4            103.3           111.6
Policyholders' benefits                                 66.4             60.5            195.7           172.6
                                                 ------------   --------------   --------------   -------------
Total costs and expenses                               679.5            524.9          1,991.3         1,609.0
                                                 ------------   --------------   --------------   -------------
Income before income taxes                             634.1            493.6          1,634.3         1,248.5
Income taxes                                           223.6            174.9            571.4           434.3
---------------------------------------------------------------------------------------------------------------
Net income                                           $ 410.5          $ 318.7        $ 1,062.9         $ 814.2
===============================================================================================================
See notes to interim condensed consolidated financial statements.



BALANCE SHEET


Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                 September 30,    December 31,
(In millions, except share data)                          2001            2000
-------------------------------------------------------------------------------
ASSETS                                               (UNAUDITED)
------
Cash                                                   $ 229.3         $ 269.5
Investment securities                                  3,049.2         3,217.4
Receivables, net                                      57,173.1        50,498.5
Advances to parent company and affiliates                356.4           504.6
Acquired intangibles and goodwill, net                 1,324.8         1,426.0
Properties and equipment, net                            389.3           368.0
Real estate owned                                        357.8           332.1
Other assets                                           2,172.5         1,975.0
-------------------------------------------------------------------------------
Total assets                                        $ 65,052.4      $ 58,591.1
===============================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Debt:
     Commercial paper, bank and other borrowings     $ 7,865.0       $ 8,829.4
     Senior and senior subordinated debt (with
         original maturities over one year)           47,167.1        40,575.9
                                                    -----------     -----------
Total debt                                            55,032.1        49,405.3
Insurance policy and claim reserves                      896.3           891.8
Other liabilities                                      1,562.4           944.8
                                                    -----------     -----------
Total liabilities                                     57,490.8        51,241.9
                                                    -----------     -----------
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares
         authorized, issued and outstanding at
         September 30, 2001 and December 31, 2000,
         and additional paid-in capital                3,553.3         3,503.3
     Retained earnings                                 4,376.7         3,813.8
     Accumulated other comprehensive income             (368.4)           32.1
                                                    -----------     -----------
Total common shareholder's equity                      7,561.6         7,349.2
-------------------------------------------------------------------------------
Total liabilities and shareholder's equity          $ 65,052.4      $ 58,591.1
===============================================================================

See notes to interim condensed consolidated financial statements.

CASH FLOW STATEMENT


Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
                                                             Nine months ended
                                                                 September 30,
(In millions)                                              2001           2000
-------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                            $ 1,062.9        $ 814.2
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned
         receivables                                    1,567.6        1,133.3
      Insurance policy and claim reserves                 199.4          144.0
      Depreciation and amortization                       206.7          190.0
      Other, net                                          (93.2)         624.8
                                                      ----------    -----------
Cash provided by operations                             2,943.4        2,906.3
                                                      ----------    -----------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                        (1,185.3)        (467.0)
      Matured                                             238.1          112.7
      Sold                                                470.1           67.0
Short-term investment securities, net change              724.8       (1,171.8)
Receivables:
      Originations, net                                (3,542.0)      (7,623.7)
      Purchases and related premiums                  (26,619.7)      (8,604.2)
      Sold                                             22,018.4        5,920.5
Properties and equipment purchased                       (102.2)         (95.2)
Properties and equipment sold                               2.2            8.0
Advances to parent company and affiliates                 148.2          (92.4)
                                                      ----------    -----------
Cash decrease from investments in operations           (7,847.4)     (11,946.1)
                                                      ----------    -----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change          (962.4)         (80.9)
Senior and senior subordinated debt issued             15,656.4       13,277.0
Senior and senior subordinated debt retired            (9,309.4)      (5,601.5)
Policyholders' benefits paid                              (70.8)         (84.7)
Dividends paid to parent company                         (500.0)        (375.0)
Capital contributions from parent company                  50.0          550.0
                                                      ----------    -----------
Cash increase from financing and capital transactions   4,863.8        7,684.9
                                                      ----------    -----------
Decrease in cash                                          (40.2)      (1,354.9)
Cash at January 1                                         269.5        1,487.2
-------------------------------------------------------------------------------
Cash at September 30                                    $ 229.3        $ 132.3
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                         $ 2,392.5      $ 2,134.3
Income taxes paid                                         632.9          354.2
-------------------------------------------------------------------------------
See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2001 should not be considered indicative of the results for any future quarters or the year ending December 31, 2001. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

-----------------------------------------------------------------------------
                                       September 30,            December 31,
(In millions)                                   2001                    2000
-----------------------------------------------------------------------------
                              Amortized         Fair   Amortized        Fair
                                   Cost        Value        Cost       Value
-----------------------------------------------------------------------------
Marketable equity securities     $ 36.7       $ 31.4      $ 25.8      $ 24.9
Corporate debt securities       2,087.4      2,080.4     1,942.6     1,867.6
U.S. government and federal
   agency debt securities         627.9        639.6       879.5       879.3
Certificates of deposit            80.4         80.4        76.8        76.8
Money market funds                 97.1         97.1       187.5       187.5
Other                              81.8         81.8       146.8       147.0
----------------------------------------  ----------- -----------  ----------
Subtotal                        3,011.3      3,010.7     3,259.0     3,183.1
Accrued investment income          38.5         38.5        34.3        34.3
-----------------------------------------------------------------------------
Total available-for-sale
    investments               $ 3,049.8    $ 3,049.2   $ 3,293.3   $ 3,217.4
=============================================================================

3.       RECEIVABLES

--------------------------------------------------------------------------------
                                                 September 30,     December 31,
(In millions)                                             2001             2000
--------------------------------------------------------------------------------
Real estate secured                                 $ 34,183.7       $ 30,147.9
Auto finance                                           2,284.9          1,643.0
MasterCard*/Visa*                                      4,326.3          4,495.0
Private label                                          5,784.8          4,588.1
Other unsecured                                       10,076.9          8,887.2
Commercial and other                                     463.9            508.1
                                                 --------------   --------------
Total owned receivables                               57,120.5         50,269.3

Accrued finance charges                                1,272.7          1,095.9
Credit loss reserve for owned receivables             (1,841.1)        (1,603.9)
Unearned credit insurance premiums
   and claims reserves                                  (746.3)          (622.3)
Amounts due and deferred
   from receivables sales                              2,366.1          2,360.9
Reserve for receivables serviced
   with limited recourse                                (998.8)        (1,001.4)
                                                 --------------   --------------

Total owned receivables, net                          57,173.1         50,498.5
Receivables serviced with limited recourse            18,813.1         18,923.3
--------------------------------------------------------------------------------

Total managed receivables, net                      $ 75,986.2       $ 69,421.8
================================================================================

*MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

Receivables serviced with limited recourse consisted of the following:

--------------------------------------------------------------------------------
                                                 September 30,     December 31,
(In millions)                                             2001             2000
--------------------------------------------------------------------------------
Real estate secured                                  $ 1,108.6        $ 1,457.8
Auto finance                                           3,529.1          2,712.7
MasterCard/Visa                                        9,047.4          9,311.7
Private label                                          1,650.0          1,650.0
Other unsecured                                        3,478.0          3,791.1
--------------------------------------------------------------------------------

Total receivables serviced with limited recourse    $ 18,813.1       $ 18,923.3
================================================================================

The combination of owned receivables and receivables serviced with limited recourse, which we consider our managed portfolio, consisted of the following:

--------------------------------------------------------------------------------
                                                 September 30,     December 31,
(In millions)                                             2001             2000
--------------------------------------------------------------------------------
Real estate secured                                 $ 35,292.3       $ 31,605.7
Auto finance                                           5,814.0          4,355.7
MasterCard/Visa                                       13,373.7         13,806.7
Private label                                          7,434.8          6,238.1
Other unsecured                                       13,554.9         12,678.3
Commercial and other                                     463.9            508.1
--------------------------------------------------------------------------------

Total managed receivables                           $ 75,933.6       $ 69,192.6
================================================================================


4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and nine months ended
September 30 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended           Nine months ended
                                                                          September 30,               September 30,
(In millions)                                                        2001          2000           2001          2000
---------------------------------------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period                $ 1,796.7     $ 1,525.5      $ 1,603.9     $ 1,470.7
     Provision for credit losses                                    530.2         363.1        1,567.6       1,133.3
     Chargeoffs                                                    (547.1)       (422.4)      (1,485.3)     (1,288.5)
     Recoveries                                                      41.7          31.9          118.8          99.5
     Other, net                                                      19.6          16.8           36.1          99.9
---------------------------------------------------------------------------------------------------------------------

     Credit loss reserves for owned receivables
        at September 30                                           1,841.1       1,514.9        1,841.1       1,514.9
---------------------------------------------------------------------------------------------------------------------

Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period                    997.0         781.5        1,001.4         737.4
     Provision for credit losses                                    235.9         165.8          720.5         531.5
     Chargeoffs                                                    (246.6)       (156.7)        (762.9)       (491.9)
     Recoveries                                                      13.9           8.3           44.2          21.7
     Other, net                                                      (1.4)         (4.3)          (4.4)         (4.1)
---------------------------------------------------------------------------------------------------------------------

     Credit loss reserves for receivables serviced with
        limited recourse at September 30                            998.8         794.6          998.8         794.6
---------------------------------------------------------------------------------------------------------------------

Total credit loss reserves for managed receivables
     at September 30                                            $ 2,839.9     $ 2,309.5      $ 2,839.9     $ 2,309.5
=====================================================================================================================

We establish reserves for consumer credit losses based on delinquency and chargeoff experience by product and judgmental factors involving portfolio risks which may not be fully reflected in the statistical calculation. These judgmental factors include bankruptcy trends, recent growth, current levels in chargeoff and delinquency and the impact of national and regional economic conditions on the managed receivable portfolio.

5.       INCOME TAXES

Our effective tax rate was 35.0 percent for the nine months ended September 30, 2001 and 34.8 percent for the first nine months of 2000. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and leveraged lease tax benefits.

6.       TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $356.4 million at September 30, 2001 compared to $504.6 million at December 31, 2000. There were no advances from parent company and affiliates at September 30, 2001 and December 31, 2000. Net interest income on affiliated balances was $6.5 million for the third quarter of 2001 and $17.8 million for the prior year quarter. In the first nine months of 2001, net interest income on affiliated balances was $29.0 million compared to $51.8 million for the same period last year.

7.       COMPREHENSIVE INCOME

Comprehensive income was $262.7 million for the quarter ended September 30, 2001, $341.2 million for the quarter ended September 30, 2000, $662.4 million for the nine months ended September 30, 2001 and $879.2 million for the nine months ended September 30, 2000.

The components of accumulated other comprehensive income are as follows:

------------------------------------------------------------------------------
                                               September 30,     December 31,
(In millions)                                           2001             2000
------------------------------------------------------------------------------
Foreign currency translation adjustments               $ 3.0            $ 7.5
Unrealized gain on investments                         171.5             24.6
Unrealized losses on cashflow hedges                  (542.9)               -
------------------------------------------------------------------------------
Accumulated other comprehensive income              $ (368.4)          $ 32.1
==============================================================================
8.       SEGMENT REPORTING

We have one reportable segment, Consumer, which includes our consumer lending, retail services, credit card services and auto finance businesses. Our consumer lending business consists of our branch-based operations and our mortgage services business. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2000.

Information about our reportable segment for the three and nine months ended September 30, 2001 and 2000 was as follows:

-------------------------------------------------------------------------------
                                  Three months ended          Nine months ended
Owned Basis                            September 30,              September 30,
(In millions)                       2001        2000        2001           2000
-------------------------------------------------------------------------------

Net interest margin and
     other revenues (1)        $ 1,681.5   $ 1,321.3   $ 4,713.1     $ 3,817.6
Intersegment revenues               59.2        60.1       179.7         166.9
Net income                         368.7       303.0       924.5         755.0
Total assets                    59,957.6    49,710.6    59,957.6      49,710.6
Total assets - managed          78,895.6    62,389.4    78,895.6      62,389.4
-------------------------------------------------------------------------------

(1) Net interest margin and other revenues, including intersegment revenues, net of policyholders' benefits

A reconciliation of the total reportable segment's net income to consolidated net income for the three and nine months ended September 30, 2001 and 2000 is as follows:

-------------------------------------------------------------------------------
                                   Three months ended         Nine months ended
Owned Basis                             September 30,             September 30,
(In millions)                         2001       2000        2001          2000
--------------------------------------------------------------------------------

Reportable segment net income      $ 368.7    $ 303.0     $ 924.5       $ 755.0
Other operations not individually
     reportable                       80.5       49.4       255.6         163.8
Adjustments/eliminations             (38.7)     (33.7)     (117.2)       (104.6)
--------------------------------------------------------------------------------

Total consolidated net income      $ 410.5    $ 318.7   $ 1,062.9       $ 814.2
===============================================================================


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

The adoption of FAS No. 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholder's equity by $230 million. The adjustment to common shareholder's equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. At September 30, 2001, we had approximately $542.9 million of unrealized losses on cash flow hedges, net of a $300.4 million tax benefit, recorded in accumulated other comprehensive income. Also at September 30, 2001, the fair value of derivatives included in other assets was $147.0 million, the fair value of derivatives included in other liabilities was $921.2 million, and adjustments to the carrying value of our debt associated with fair value hedges totaled $42.1 million. During the three and nine months ended September 30, 2001, hedge ineffectiveness associated with fair value and cash flow hedges was not material.

10.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revises the standards for accounting for securitizations and requires certain disclosures. We adopted the non-disclosure provisions of FAS No. 140 as required on April 1, 2001. The adoption did not have a significant effect on our operations.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 eliminates the pooling of interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We had no acquisitions during 2001 which were affected by FAS No 141. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations will cease upon adoption of the statement on January 1, 2002. We do not expect the adoption to have a significant impact to our earnings.

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

OPERATIONS SUMMARY

Our net income for the third quarter of 2001 increased 28 percent to $410.5 million, from $318.7 million a year ago. Net income for the first nine months of 2001 was $1,062.9 million, compared to $814.2 million in the year ago period. Our improved results were due to strong revenue growth driven by significant receivable growth including higher net interest margin, due in part, to lower cost of funds. Partially offsetting the revenue growth were higher credit loss provision and operating expenses as a result of portfolio growth, increased investments in sales and collection personnel, and higher technology spending. In addition, our year-to-date earnings included higher revenues from our tax refund lending business.

Our annualized return on average owned assets ("ROA") was 2.58 percent in the third quarter of 2001 and 2.30 percent for the first nine months of 2001, compared to 2.30 percent and 2.12 percent in the same periods in 2000. Our annualized return on average managed assets ("ROMA") was 2.00 percent in the third quarter of 2001 and 1.77 percent for the first nine months of 2001, compared to 1.90 percent and 1.71 percent in the same periods in 2000.

SEGMENT RESULTS

Our Consumer segment reported higher net income over the prior year periods. Net income increased to $368.7 million for the third quarter compared to $303.0 million in the year-ago quarter. Year-to-date, net income increased to $924.5 million compared to $755.0 million for the first nine months of 2000. Managed receivables grew to $76.4 billion at September 30, 2001, from $73.5 billion at June 30, 2001 and $60.3 billion at September 30, 2000. All products reported growth over both the previous and prior year quarters. Private label acquisitions of $842 million in September 2001 and $1.7 billion in May 2001 from an affiliate contributed to growth in both the third quarter and the year. During the quarter, growth was strongest in our real estate secured and auto finance portfolios. Compared to the prior year quarter, growth was strong across all portfolios. The increase in real estate secured and other unsecured receivables is attributable to growth in our HFC and Beneficial branches. Growth in our MasterCard* and Visa* receivables reflects the October 2000 acquisition of $6.7 billion in managed GM Card(R) receivables from an affiliate and strong growth in our Union Privilege portfolio. ROA was 2.51 and 2.20 percent in the third quarter and first nine months of 2001 compared to 2.50 and 2.24 percent in the year ago periods. ROMA was 1.91 and 1.66 percent in the third quarter and first nine months of 2001 compared to 2.00 and 1.76 percent in the year ago periods. The increases in net income reflect higher dollars of net interest margin partially offset by higher salary expense, including higher sales incentive compensation, and higher credit loss provision resulting from the increased levels of receivables.


 * MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

BALANCE SHEET REVIEW

Strong receivable growth drove our improved results. Our managed portfolio increased $16.0 billion, or 27 percent from a year ago, to $75.9 billion. Growth was strong in our real estate secured and other unsecured products as our branch sales force continued to benefit from our centralized lead management and point-of-sale system which has resulted in increased productivity and strong growth in our HFC and Beneficial branches. Our mortgage services business also reported strong year-over-year growth with receivables increasing $990 million, or 9 percent, over September 30, 2000. Expansion of our auto finance sales force and favorable market conditions contributed to the $1.6 billion, or 39 percent, increase in auto finance receivables over the prior year. MasterCard and Visa receivables more than doubled to $13.4 billion. In October 2000, we acquired $6.7 billion in managed GM Card(R) receivables, at fair market value, from an affiliate. This affiliate remains the designated issuer of the GM Card(R), but we periodically purchase additional receivables from this affiliate. Our Union Privilege portfolio also reported strong growth over the prior year. Private label receivables increased $1.7 billion, or 29 percent, over the prior year. We acquired $842 million in owned private label receivables in September and $1.7 billion in May of 2001 from an affiliate. These acquisitions were partially offset by continuing decreases in the private label portfolio. Since late 1998, substantially all private label receivables generated from new merchant relationships have been originated by an affiliate. Although we subsequently purchase a portion of these receivables from the affiliate, this change has resulted in continued overall decreases in our private label portfolio.

Compared to June 30, 2001, managed receivables grew $2.9 billion, or an annualized 16 percent. All products grew during the quarter, with the strongest growth reported in our real estate secured and auto finance portfolios.

Owned receivables were $57.1 billion at September 30, 2001, up from $54.6 billion at June 30, 2001 and $47.3 billion at September 30, 2000. The level of our owned receivables may vary from period to period depending on the timing and size of securitization transactions.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.14 percent at September 30, 2001, compared with 5.01 percent at June 30, 2001 and 4.82 percent at September 30, 2000. The annualized consumer owned chargeoff ratio in the third quarter of 2001 was 3.64 percent, compared with 3.43 percent in the prior quarter and 3.38 percent in the year-ago quarter.

Managed consumer two-months-and-over contractual delinquency as a percent of managed consumer receivables was 4.80 percent at September 30, 2001, compared with 4.62 percent at June 30, 2001 and 4.75 percent at September 30, 2000. The annualized consumer managed chargeoff ratio in the third quarter of 2001 was
4.00 percent, compared with 3.95 percent in the prior quarter and 3.71 percent in the year-ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our main uses of cash are the origination or purchase of receivables and purchases of investment securities. Our main sources of cash are the collection of receivable balances, maturities or sales of investment securities, proceeds from the issuance of debt and securitization of consumer receivables, and cash provided by operations.

We paid no dividends to our parent in the third quarter of 2001 and $500 million during the first nine months of 2001. We paid dividends of $100 million to our parent in the third quarter of 2000 and $375 million during the first nine months of 2000. We received capital contributions of $50 million from our parent during the third quarter of 2001 and $550 million during the third quarter of 2000.

Commercial paper, bank and other borrowings decreased to $7.9 billion at September 30, 2001 from $8.8 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $47.2 billion at September 30, 2001 from $40.6 billion at year-end. During the first nine months of 2001, we issued approximately $6 billion of five-year and over debt which lengthened maturities on our funding, reduced our reliance on commercial paper and securitizations and preserved our liquidity. The increase in total debt levels from year end is consistent with the change in owned receivables.

Our securitized receivables totaled $18.8 billion at September 30, 2001, compared to $18.9 billion at December 31, 2000.

The composition of receivables securitized (excluding replenishments of certificateholder interests) during the three and nine months was as follows:

---------------------------------------------------------------------------
                          Three months ended             Nine months ended
                               September 30,                 September 30,
(In billions)                2001       2000          2001            2000
---------------------------------------------------------------------------
Auto finance                 $ .7       $ .6         $ 1.7           $ 1.4
MasterCard/Visa                .1         .5            .3              .7
Other unsecured                .4         .4           1.3             1.3
---------------------------------------------------------------------------
Total                       $ 1.2      $ 1.5         $ 3.3           $ 3.4
===========================================================================

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At September 30, 2001, securitizations represented 25 percent of the funding associated with our managed portfolio, compared to 21 percent a year ago. The increase was primarily attributable to the October 2000 acquisition of managed GM Card(R) receivables from an affiliate.


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

We define the net effect of securitization activity on our pro forma managed statements of income as securitization related revenue less the over-the-life provision for credit losses on initial securitization transactions. Securitization related revenue includes gross initial gains on current period securitization transactions less amortization of current and prior period securitization gains. The over-the-life provision for credit losses on initial securitization transactions is reported in our pro forma managed income statement as a component of provision for credit losses. The net effect of securitization activity will vary depending upon the amount and mix of securitizations in a particular period.


-------------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended                              Nine months ended
                                                                  September 30,                                  September 30,
(In millions)                             2001     *             2000      *             2001     *             2000     *
-------------------------------------------------------------------------------------------------------------------------------
Finance and other interest
     income                          $ 2,620.3    13.95%    $ 2,211.0    14.77%     $ 7,699.3   14.10%     $ 6,202.3    14.73%
Interest expense                         993.5     5.29%        981.7     6.56%       3,139.9    5.75%       2,640.8     6.27%
                                  ------------- --------- ------------  -------- ------------- -------- ------------- ---------

Net interest margin                    1,626.8     8.66%      1,229.3     8.21%       4,559.4    8.35%       3,561.5     8.46%
Provision for credit losses              766.1                  528.9                 2,288.1                1,664.8
                                  -------------           ------------           -------------          -------------

Net interest margin after
     provision for credit losses         860.7                  700.4                 2,271.3                1,896.7
                                  -------------           ------------           -------------          -------------

Securitization related revenue             9.2                   21.7                    (2.9)                  72.5
Insurance revenue                        125.7                  104.6                   360.2                  287.9
Investment income                         38.7                   40.8                   111.2                  115.4
Fee income                               239.0                  131.0                   693.2                  380.7
Other income                              40.3                   20.0                   192.6                  104.3
                                  -------------           ------------           -------------          -------------

Total other revenues                     452.9                  318.1                 1,354.3                  960.8
                                  -------------           ------------           -------------          -------------

Salaries and fringe benefits             312.8                  239.3                   913.7                  698.2
Sales incentives                          71.5                   50.7                   195.1                  145.9
Occupancy and equipment
     expense                              64.6                   60.3                   192.9                  180.1
Other marketing expenses                  54.9                   47.1                   166.7                  153.3
Other servicing and
     administrative expenses              75.4                   31.6                   223.9                  147.3
Amortization of acquired
     intangibles and goodwill             33.9                   35.4                   103.3                  111.6
Policyholders' benefits                   66.4                   60.5                   195.7                  172.6
                                  -------------           ------------           -------------          -------------

Total costs and expenses                 679.5                  524.9                 1,991.3                1,609.0
                                  -------------           ------------           -------------          -------------

Income before taxes                      634.1                  493.6                 1,634.3                1,248.5
Income taxes                             223.6                  174.9                   571.4                  434.3
---------------------------------------------------------------------------------------------------------------------

Net income                             $ 410.5                $ 318.7               $ 1,062.9                $ 814.2
=====================================================================================================================

Average managed receivables         $ 74,314.5             $ 58,646.0              $ 71,678.3             $ 54,908.8
Average noninsurance
     investments                         336.2                  772.9                   659.5                  819.2
Other interest-earning assets            460.7                  436.7                   454.6                  431.3
---------------------------------------------------------------------------------------------------------------------

Average managed interest-
     earning assets                 $ 75,111.4             $ 59,855.6              $ 72,792.4             $ 56,159.3
=====================================================================================================================
*    As a percent, annualized, of average managed interest - earning assets

INCOME STATEMENT REVIEW

The following discussion on revenues, where applicable, and provision for credit losses includes comparisons to amounts reported on our historical owned statements of income ("Owned Basis"), as well as on the above pro forma managed statements of income ("Managed Basis").

Net interest margin

Net interest margin on an Owned Basis was $1.2 billion for the third quarter of 2001, up 28 percent from $918.0 million for the prior-year quarter. Net interest margin on an Owned Basis for the first nine months of 2001 was $3.2 billion, up from $2.6 billion in the prior year period. Net interest margin on a Managed Basis increased 32 percent to $1.6 billion for the third quarter of 2001, from $1.2 billion for the prior-year quarter. Net interest margin on a Managed Basis for the first nine months of 2001 was $4.6 billion, up from $3.6 billion in the prior year period. The increases were primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in the first nine months of 2001. Fed fund rates have been reduced eight times for a total of 350 basis points during the first nine months of the year.

Net interest margin as a percent of average managed interest-earning assets, annualized, increased to 8.66 percent, up from 8.35 percent in the previous quarter and 8.21 percent in the year-ago quarter. The increases are primarily due to the reduction in funding costs discussed above.

Provision for credit losses

The provision for credit losses for receivables on an Owned Basis for the third quarter of 2001 totaled $530.2 million, compared to $363.1 million in the prior-year quarter. The Owned Basis provision for the first nine months of 2001 was $1.6 billion, compared to $1.1 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 3.79 percent in the third quarter of 2001, compared to 3.11 percent in the third quarter of 2000. We recorded owned loss provision in excess of chargeoffs of $24.8 million during the third quarter and $201.1 million during the first nine months of 2001. The excess provision reflects our receivables growth, recent increases in personal bankruptcy filings and continued uncertainty over the impact of the weakening economy on future chargeoff and delinquency trends. The provision for credit losses may vary from quarter to quarter, depending on the amount of securitizations in a particular period and the product mix of loans in our portfolio.

The provision for credit losses for receivables on a Managed Basis totaled $766.1 million in the third quarter of 2001, compared to $528.9 million in the prior-year quarter. The Managed Basis provision for the first nine months of 2001 was $2.3 billion, compared to $1.7 billion in the year-ago period. As a percent of average managed receivables, annualized, the provision was 4.12 percent in the third quarter of 2001, compared to 3.61 percent in the third quarter of 2000. The Managed Basis provision includes the over-the-life reserve requirement on the off-balance sheet portfolio which decreased managed basis net income. This provision is impacted by the type and amount of receivables securitized in a given period and substantially offsets the revenue recorded on the securitization transactions. See "Liquidity and Capital Resources" for the type and amount of receivables securitized and "Credit Quality" for further discussion of factors affecting the provision for credit losses.

Other revenues

Securitization revenue on an Owned Basis was $351.5 and $964.1 million for the third quarter and first nine months of 2001, compared to $210.0 and $611.6 million for the same periods in 2000. Securitization revenue consists of income associated with the securitization and sale of receivables with limited recourse, including net interest income, fee and other income and provision for credit losses related to those receivables. The increases are primarily due to increases in average securitized receivables and changes in receivable mix. The components of securitization revenue are reclassified to the appropriate caption in the pro forma statements of income on a Managed Basis.

Securitization related revenue on a Managed Basis, which includes the gross gains and related amortization on our securitized portfolio, was $9.2 and $(2.9) million for the third quarter and first nine months of 2001, compared to $21.7 and $72.5 million for the same periods in 2000. The net effect of securitization activity, after establishing credit loss reserves on initial transactions, decreased income by $104.7 and $312.9 million in the third quarter and first nine months of 2001 compared to $76.5 and $208.3 million in the year-ago periods. Securitization related revenue and the net effect of securitization activity will vary from quarter to quarter depending upon the amount and mix of securitizations in a particular period.

The following table includes securitization related revenue on a Managed Basis and the net effect of securitization activity on our operations:

-------------------------------------------------------------------------------
                                   Three months ended         Nine months ended
                                        September 30,             September 30,
(In millions)                       2001         2000        2001          2000
--------------------------------------------------------------------------------
Gross gains                      $ 151.6      $ 136.9     $ 405.5       $ 372.9
Amortization                      (142.4)      (115.2)     (408.4)       (300.4)
--------------------------------------------------------------------------------
Securitization related revenue       9.2         21.7        (2.9)         72.5
Over the life provision on new
   trasactions                     113.9         98.2       310.0         280.8
--------------------------------------------------------------------------------
Net effect of securitization
   activity                     $ (104.7)     $ (76.5)   $ (312.9)     $ (208.3)
================================================================================

Insurance revenue was $125.7 and $360.2 million in the third quarter and first nine months of 2001 compared to $104.6 and $287.9 million in the year-ago periods. The increases reflected increased sales on a larger portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $38.7 and $111.2 million in the third quarter and first nine months of 2001, compared to $40.8 and $115.4 million in the year-ago periods. The decreases were primarily due to lower interest income, primarily resulting from lower yields.

Fee income on an Owned Basis, which includes revenues from fee-based products such as credit cards, was $114.4 and $326.4 million in the third quarter and first nine months of 2001, compared to $88.2 and $255.2 million in the year-ago periods. The increases were primarily due to higher average MasterCard and Visa receivables as a result of the October 2000 acquisition of GM Card(R) receivables from an affiliate.

Fee income on a Managed Basis was $239.0 and $693.2 million in the third quarter and first nine months of 2001 compared to $131.0 and $380.7 million in the year-ago periods. The increases were primarily due to higher credit card fees as discussed above.

Other income, which includes revenue from our tax refund lending business, was $40.3 and $192.6 million in the third quarter and first nine months of 2001 compared to $20.0 and $104.3 million in the prior-year periods. Higher revenues from our tax refund lending business drove the increases in other income.


Expenses

Total costs and expenses for the third quarter and first nine months of 2001 were $679.5 million and $2.0 billion compared to $524.9 million and $1.6 billion in the comparable prior-year periods. The increases were driven by higher compensation and other expenses to support our growing portfolio. Higher technology spending also contributed to the increases. Significant fluctuations were as follows:

Salaries and fringe benefits for the third quarter and first nine months of 2001 were $312.8 and $913.7 million compared to $239.3 and $698.2 million in the third quarter and first nine months of 2000. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the third quarter and first nine months of 2001 were $71.5 and $195.1 million compared to $50.7 and $145.9 million in the comparable prior-year periods. The increases were due to higher sales volumes in our branches as well as improved sales force productivity.

Occupancy and equipment expense for the third quarter and first nine months of 2001 was $64.6 and $192.9 million compared to $60.3 and $180.1 million in the comparable prior-year periods. The increases were primarily due to support facility growth and facilities acquired in the first half of 2000.

Other marketing expenses for the third quarter and first nine months of 2001 were $54.9 and $166.7 million compared to $47.1 and $153.3 million in the same prior-year periods. The increases were primarily due to higher credit card marketing initiatives.

Other servicing and administrative expenses for the third quarter and first nine months of 2001 were $75.4 and $223.9 million compared to $31.6 and $147.3 million in the comparable prior-year periods. The increases were primarily due to higher collection and consulting expenses and costs associated with our privacy mailings to comply with new legislation.

Amortization of acquired intangibles and goodwill for the third quarter and first nine months of 2001 was $33.9 and $103.3 million compared to $35.4 and $111.6 million in the comparable prior-year periods. The decreases were attributable to reductions in acquired intangibles.

Policyholders' benefits for the third quarter and first nine months of 2001 were $66.4 and $195.7 million compared to $60.5 and $172.6 million in the comparable prior-year periods. The increases were consistent with the increase in insurance revenues resulting from the increased policy sales.

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

Total managed credit loss reserves, which include reserves established on the off-balance sheet portfolio when receivables are securitized, were as follows:

----------------------------------------------------------------------------------------------------------------
                            September 30,          June 30,        March 31,      December 31,    September 30,
(in millions)                        2001              2001             2001              2000             2000
----------------------------------------------------------------------------------------------------------------
Owned                           $ 1,841.1         $ 1,796.7        $ 1,748.3         $ 1,603.9        $ 1,514.9
Serviced with limited
     recourse                       998.8             997.0            980.8           1,001.4            794.6
----------------------------------------------------------------------------------------------------------------
Total managed                   $ 2,839.9         $ 2,793.7        $ 2,729.1         $ 2,605.3        $ 2,309.5
================================================================================================================


Managed credit loss reserves as a percent of nonperforming managed receivables were 96.2 percent, compared to 102.9 percent at June 30, 2001 and 101.0 percent at September 30, 2000.

Total owned and managed credit loss reserves as a percent of receivables were as follows:

--------------------------------------------------------------------------
       September 30,    June 30,   March 31,  December 31,  September 30,
                2001        2001        2001          2000           2000
--------------------------------------------------------------------------
Owned          3.22%       3.29%       3.41%         3.19%          3.20%
Managed        3.74        3.82        3.92          3.77           3.86
--------------------------------------------------------------------------


Reserve ratios at September 30, 2001 reflect credit quality trends, personal bankruptcy filing levels, and continuing uncertainty over the impact of the weakening economy on chargeoff and delinquency levels. The ratios at September 30, 2001 and June 30, 2001 also have been impacted by the September and May 2001 acquisitions totaling $2.5 billion of predominantly non-delinquent private label receivables from an affiliate.

CREDIT QUALITY

We track delinquency and chargeoff levels on a managed basis and we apply the same credit and portfolio management procedures as on our owned portfolio.

Delinquency

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

------------------------------------------------------------------------------------------------------------------
                            September 30,          June 30,        March 31,      December 31,    September 30,
                                     2001              2001             2001              2000             2000
-------------------------------------------------------------------------------------------------------------------
Managed:
     Real estate secured             3.03  %           2.88 %           2.84  %           2.82 %           2.95  %
     Auto finance                    2.52              2.11             1.80              2.63             2.25
     MasterCard/Visa                 3.18              2.96             2.99              2.72             3.28
     Private label                   8.68              8.44             9.66              9.51             9.95
     Other unsecured                 9.90              9.67             9.42              8.89             8.41
-------------------------------------------------------------------------------------------------------------------

     Total managed                   4.80  %           4.62 %           4.63  %           4.51 %           4.75  %
-------------------------------------------------------------------------------------------------------------------

Owned                                5.14  %           5.01 %           4.91  %           4.71 %           4.82  %
===================================================================================================================

Managed delinquency as a percent of managed consumer receivables increased modestly over the previous and prior-year quarters. Compared to the previous quarter, all products reported higher delinquencies principally as the result of a weakening economy. The increase was well within our expectations. The sequential increase in auto finance delinquency is consistent with historical seasonal trends.

Compared to a year-ago, improvements in our MasterCard and Visa and private label portfolios were more than offset by higher delinquency in our other portfolios as a result of the weakening economy. The decrease in MasterCard and Visa delinquency was due to the GM Card(R) portfolio acquisition in October 2000. The GM Card(R) portfolio has a lower delinquency rate than our other MasterCard and Visa receivables. The decrease in private label delinquency was due to the September and May 2001 acquisitions of predominantly non-delinquent private label receivables from an affiliate.

The trends impacting owned consumer delinquency as a percent of owned receivables, comparing both the previous and prior year quarters, are generally consistent with those described above for our managed portfolio except for our private label and auto finance portfolios. Owned delinquency in our private label portfolio decreased from the previous quarter primarily due to acquisitions of owned receivables during the quarter. Owned delinquency for auto finance receivables also decreased from the previous quarter due to higher receivable levels. Owned delinquency ratios for MasterCard/Visa and other unsecured receivables are greater than managed delinquency due to the retention of receivables on balance sheet that do not meet the eligibility requirements for securitization.

Net Chargeoffs of Consumer Receivables

Net Chargeoffs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

------------------------------------------------------------------------------
                            Third    Second      First     Fourth       Third
                          Quarter   Quarter    Quarter    Quarter     Quarter
                             2001      2001       2001       2000        2000
-------------------------------------------------------------------------------
Managed:
     Real estate secured      .58%      .53%       .47%       .44%        .44%
     Auto finance            4.85      4.51       5.31       5.40        4.56
     MasterCard/Visa         5.86      5.97       5.13       5.23        5.07
     Private label           8.12      8.39       9.07       8.62        9.16
     Other unsecured         8.46      8.09       7.41       7.05        8.17
-------------------------------------------------------------------------------

Total                        4.00%     3.95%      3.76%      3.69%       3.71%
-------------------------------------------------------------------------------

Owned                        3.64%     3.43%      3.22%      3.23%       3.38%
===============================================================================

Despite the weakening economy, managed net chargeoffs as a percent of average managed receivables increased only 5 basis points over the previous quarter. Substantially all of the increase in the quarter was due to worsening economic conditions. These increases were partially offset by improvements in our private label portfolio due to the transactions with our affiliate discussed above.

Compared to the prior year quarter, the increase in the managed chargeoff ratio was primarily attributable to maturation in our MasterCard and Visa portfolio, the weakening economy and higher bankruptcy chargeoffs across all products. These increases were also partially offset by improvements in our private label portfolio due to the transactions with our affiliate discussed above.

The trends impacting owned net chargeoffs as a percent of owned receivables, comparing both the previous and prior year quarters, are generally consistent with those described above for our managed portfolio. Owned chargeoffs for MasterCard and Visa, private label, and other unsecured receivables are higher than managed chargeoffs due to the difference in credit quality and seasoning of the receivables that remain on our balance sheet. Chargeoffs on owned auto finance receivables are lower than managed chargeoffs due to the predominantly unseasoned nature of the receivables which remain on our balance sheet.

NONPERFORMING ASSETS


----------------------------------------------------------------------------------------------------------------------
                                         September 30,        June 30,      March 31,   December 31,    September 30,
(In millions)                                     2001            2001           2001           2000             2000
----------------------------------------------------------------------------------------------------------------------
Owned assets:
     Nonaccrual receivables                  $ 1,765.0       $ 1,621.8      $ 1,581.3      $ 1,434.2        $ 1,352.0
     Accruing consumer receivables
        90 or more days delinquent               629.2           590.9          511.8          480.3            465.2
     Renegotiated commercial loans                   -            12.3           12.3           12.3             12.3
                                         --------------  -------------- --------------  -------------   --------------

     Total nonperforming receivables           2,394.2         2,225.0        2,105.4        1,926.8          1,829.5
     Real estate owned                           357.8           360.0          344.6          332.1            331.9
----------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets              $ 2,752.0       $ 2,585.0      $ 2,450.0      $ 2,258.9        $ 2,161.4
----------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as a
        percent of nonperforming
        receivables                              76.9%           80.8%          83.0%          83.2%            82.8%
----------------------------------------------------------------------------------------------------------------------
Managed assets:
     Nonaccrual receivables                  $ 2,137.2       $ 1,955.7      $ 1,914.3      $ 1,823.4        $ 1,700.3
     Accruing  consumer receivables
        90 or more days delinquent               816.2           747.2          733.9          690.7            574.0
     Renegotiated commercial loans                   -            12.3           12.3           12.3             12.3
                                         --------------  -------------- --------------  -------------   --------------
     Total nonperforming
        receivables                            2,953.4         2,715.2        2,660.5        2,526.4          2,286.6
     Real estate owned                           357.8           360.0          344.6          332.1            331.9
----------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets              $ 3,311.2       $ 3,075.2      $ 3,005.1      $ 2,858.5        $ 2,618.5
----------------------------------------------------------------------------------------------------------------------
     Credit loss reserves as
        a percent of nonperforming
        receivables                              96.2%          102.9%         102.6%         103.1%           101.0%
----------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         12     Statement of Computation of Ratio of Earnings to Fixed Charges.

         99.1   Debt Securities Ratings.

   (b)   Report on Form 8-K

         The Registrant filed no Current Reports on Form 8-K during the third quarter of 2001.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HOUSEHOLD FINANCE CORPORATION
                                               -----------------------------
                                               (Registrant)



Date:    November 14, 2001                      By: /s/ David A. Schoenholz
         ----------------                      ---------------------------
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