Form 10-K405
period 2001-12-31
HOUSEHOLD FINANCE CORP
filed 2002-03-21
CIK 48681

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________ to ______________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class        which registered
                 -------------------    ------------------------
              6 3/4% Notes, due May 15,
                         2011            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002, there were 1,000 shares of registrant's common stock outstanding, all of which are owned by Household International, Inc.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS

PART/Item No.                                                                                       Page
-------------                                                                                       ----
  PART I.
  Item 1.     Business.............................................................................   1
              Regulation...........................................................................   1
              Cautionary Statement on Forward-Looking Statements...................................   3
  Item 2.     Properties...........................................................................   4
  Item 3.     Legal Proceedings....................................................................   4
  Item 4.     Submission of Matters to a Vote of Security Holders..................................   5

  PART II.
  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................   5
  Item 6.     Selected Financial Data..............................................................   5
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   6
              Selected Quarterly Financial Data (Unaudited)........................................  29
  Item 7A.    Quantitative and Qualitative Disclosure About Market Risk............................  30
  Item 8.     Financial Statements and Supplementary Data..........................................  30
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  30

  PART III.
  Item 10.    Directors and Executive Officers of the Registrant...................................  30
  Item 11.    Executive Compensation...............................................................  30
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  30
  Item 13.    Certain Relationships and Related Transactions.......................................  30

  PART IV.
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  31
              Financial Statements.................................................................  31
              Reports on Form 8-K..................................................................  31
              Exhibits.............................................................................  31
              Signatures...........................................................................  32

Report of Independent Public Accountants........................................................... F-1

Consolidated Statements of Income.................................................................. F-2

Consolidated Balance Sheets........................................................................ F-3

Consolidated Statements of Cash Flows.............................................................. F-4

Consolidated Statements of Changes in Common Shareholder's Equity.................................. F-5

Notes to Consolidated Financial Statements......................................................... F-7

                                    PART I

Item 1. Business.

General

   Household Finance Corporation ("HFC") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC and its subsidiaries may also be referred to in this Form 10-K as "we," "us" or "our." We offer real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans to consumers in the United States. Where applicable laws permit, credit and specialty insurance is offered to our customers in connection with our products in the United States and Canada.

   We have one reportable segment, Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Information about operating segments which are not individually reportable are included in the "All Other" segment which includes our insurance and tax services and commercial businesses, as well as our corporate and treasury activities.

   The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured volume primarily through brokers and correspondents. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity relationships and affiliate purchases. Private label and other receivables are also purchased from an affiliate. We also supplement internally-generated receivable growth with portfolio acquisitions.

Regulation


   Consumer Lending. Our consumer lending business operates in a highly regulated environment. This business is subject to laws relating to discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. It is also subject to certain regulations and legislation that limit its operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause HFC to be liable for damages and penalties.

   There has been a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending abuses deemed to be "predatory". A predatory loan or lending practice is not a legally defined term and does not have a commonly recognized definition. Most legislative activity in this area targets certain abusive practices such as loan "flipping" (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee "packing" (addition of unnecessary, unwanted and unknown fees to a borrower), "equity stripping" (lending without regard to the borrower's ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. HFC does not condone or endorse any of these practices. We are working with regulators and consumer groups to create appropriate safeguards to eliminate these abusive practices while allowing middle-market borrowers to continue to have unrestricted access to credit for personal purposes, such as the purchase of homes, automobiles, and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. These initiatives, which may be modified from time-to-time, are discussed at our parent company's corporate web site, www.household.com, under the heading "Customer Commitment". Notwithstanding these efforts, it is possible that broad legislative initiatives will be passed which will impose additional costs and rules on our business. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.

   Banking Institutions. HFC has banking institutions that are chartered by the Office of the Comptroller of the Currency ("OCC"). Since deposits maintained at our banking institutions are insured by the Federal Deposit Insurance Corporation ("FDIC"), the FDIC also has jurisdiction over those institutions and is actively involved in reviewing the financial and managerial strength of our banking subsidiaries. Our banking institutions primarily originate receivables in our MasterCard and Visa credit card business. These institutions improve our operational efficiencies by offering loan products with common characteristics across the United States. Generally, these banking institutions sell the receivables they originate to non-banking affiliates, which are subsidiaries of HFC, so that we can manage all of our customers with uniform policies, regardless through which legal entity a loan was made. In addition, this structure allows us and our parent to better manage the levels of regulatory capital required to be maintained at these banking institutions. HFC's non-banking subsidiaries also purchase primarily MasterCard and Visa and private label credit card receivables from affiliate banking institutions which are not subsidiaries of HFC. All receivables purchased from affiliates retain their existing product and delinquency status.

   Our banking institutions are subject to capital requirements, regulations and guidelines imposed by the OCC and FDIC. For example, these institutions are subject to federal regulations concerning their general investment authority as well as their ability to acquire financial institutions, enter into transactions with affiliates and pay dividends. Such regulations also govern the permissible activities and investments of any subsidiary of a bank.

   We have been advised by the Office of Thrift Supervision ("OTS"), OCC and FDIC that in accordance with their 2001 Guidance for Subprime Lending Programs, they will impose additional capital requirements on institutions which hold nonprime or subprime assets that will be greater than the historical levels we have been obligated to maintain at our banking institutions. As such, HFC will maintain the regulatory capital of its institutions at these specified higher levels. To better manage the capital levels that will be imposed, Household International has submitted to the OCC an application to merge its three credit card banks, including the bank subsidiaries of HFC, into one nationally chartered institution. We do not expect that any of these actions will have a material adverse effect on our business or our financial condition.

   Household International has a Regulatory Capital Maintainance/Dividend Agreement with the OTS. Under this Agreement, as amended, as long as Household International is the parent company of Household Bank, f.s.b. (the "Bank"), Household International and HFC agree to maintain the capital of the Bank at the required levels. However, HFC is only required to provide additional capital if Household International fails to maintain the Bank's required capital levels. We do not currently believe that direct capital infusions by HFC into the Bank will be required.

   Our banking institutions are also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, including the OCC and the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Under FIRREA, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC upon the default of any affiliated insured institution.

Cautionary Statement on Forward-Looking Statements

   Certain matters discussed throughout this Form 10-K or in the information incorporated herein by reference constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, or oral or written presentations by representatives of HFC that are not statements of historical fact and may also constitute forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HFC undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

   The important factors, many of which are out of our control, which could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents are:

  . changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged "predatory" lending practices through broad initiatives aimed at lenders operating in the nonprime or subprime consumer market;

  . increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs, or profits historically included in the loan products we offer or purchase;

  . changes in accounting policies, practices or standards, as they may be adopted by regulatory agencies and the Financial Accounting Standards Board;

  . changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;

  . consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications or ease of filing for personal bankruptcy;

  . the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas;

  . continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

  . changes associated with, as well as the difficulty in integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by HFC;

  . a reduction of our short-term debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

  . the costs, effects and outcomes of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices of any of our business units, including, but not limited to, additional compliance requirements;

  . the costs, effects and outcomes of any litigation matter that is determined adversely to HFC or its businesses;

  . the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses; and

  . the inability of HFC to manage any or all of the foregoing risks as well as anticipated.

Item 2. Properties.


   Substantially all of our branch offices, servicing locations and headquarters are leased, except for processing facilities in Las Vegas, Nevada and Tampa, Florida. We believe that such properties are in good condition and are adequate to meet our current and reasonably anticipated needs.

Item 3. Legal Proceedings.

   We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot assure you that we will ultimately prevail in each instance. We believe that we have meritorious defenses to these actions and any adverse decision should not materially affect our consolidated financial condition.

   During the past several years, the press has widely reported certain industry related concerns which may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the states of Alabama and Mississippi and the large awards obtained from juries in those states. Like other companies in this industry, we are involved in a number of lawsuits pending against them in Alabama and Mississippi, many of which relate to the financing of merchandise. The Alabama and Mississippi cases generally allege inadequate disclosure or misrepresentation of financing terms. In many suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in Alabama and Mississippi is such that the outcome of all of these cases is unpredictable. Although we believe we have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of these claims have been partially covered by insurance.

   We have also been named in purported class actions by consumer groups (such as AARP and ACORN) claiming that our loan products or our lending policies and practices are unfair or misleading to consumers. We do not believe that any of these legal actions has merit or will result in a material financial impact on HFC. We do expect, however, that these consumer groups will continue to target HFC in the media and with legal actions to pressure HFC and the nonprime lending industry into accepting concessions that would more heavily regulate the nonprime lending industry. (See "Regulation" above.)

   We have developed and implemented compliance functions to monitor our operations to comply with all applicable laws, rules and regulations. In November 2001, litigation was instituted by California regulators asserting that they believed we had overcharged certain California customers who obtained loans from HFC. We confirmed with this regulator that unintentional errors had occurred and entered into a settlement agreement for full refunds of the improper charges as well as a payment to the state in the amount of $8.9 million. The amounts paid pursuant to this agreement, as well as the other conditions we agreed to, did not and will not have a material adverse impact on our financial condition or our business operations. As a result of this incident, we have reviewed our compliance function and implemented certain changes, including requiring that our compliance officer for our consumer lending business report directly to senior management. Although exam reports from other regulatory bodies may, from time-to-time, cite specific issues relating to a specific loan, we do not believe, and we are not aware of, any unaddressed systemic issue affecting our compliance with any state or federal lending laws within any of our businesses.

Item 4. Submission of Matters to a Vote of Security Holders.

   Omitted.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no public market in HFC's common stock.

   We paid cash dividends to Household International of $650 million in 2001, $425 million in 2000 and $803 million in 1999.

Item 6. Selected Financial Data.

   Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             FINANCIAL HIGHLIGHTS
               Household Financial Corporation and Subsidiaries

                                                                     2001              2000         1999
                                                                  ---------         ---------    ---------
                                                                 (All dollar amounts are stated in millions)
Statement of Income Data--Year Ended December 31
Net interest margin and other revenues..........................  $ 7,248.0        $ 5,557.2    $ 4,940.4
Provision for credit losses on owned receivables................    2,317.4          1,564.2      1,407.4
Operating expenses..............................................    2,437.0          1,933.6      1,737.6
Policyholders' benefits.........................................      268.1            231.7        224.7
Income taxes....................................................      777.9            642.2        550.8
                                                                  ---------         ---------    ---------
Net income......................................................  $ 1,447.6        $ 1,185.5    $ 1,019.9
                                                                  =========         =========    =========

Selected Financial Information and Ratios:
Owned Basis:
Total assets....................................................  $70,907.4        $58,591.1    $46,815.2
Total receivables...............................................   63,460.5         50,269.3     38,250.1
Debt to equity ratio............................................     7.8:1 (1)         6.7:1        6.6:1
Return on average owned assets..................................      2.29 %           2.23 %       2.25 %
Return on average common shareholder's equity...................       18.5(1)          18.1         17.5
Net interest margin.............................................       8.12             7.84         7.91
Efficiency ratio................................................       34.9             36.3         36.8
Consumer net charge-off ratio...................................       3.58             3.58         3.98
Reserves as a percent of receivables............................       3.77             3.19         3.84
Reserves as a percent of net charge-offs........................      121.6            100.9        101.3
Reserves as a percent of nonperforming loans....................       89.8             83.2         86.3

Managed Basis:(2)
Total assets....................................................  $90,666.7        $77,514.4    $59,527.0
Total receivables...............................................   83,219.8         69,192.6     50,961.9
Return on average managed assets................................       1.77             1.77         1.78
Tangible shareholder's equity to tangible managed assets(3).....       7.70             7.75         7.64
Net interest margin.............................................       8.56             8.29         8.42
Efficiency ratio................................................       30.3             31.4         32.5
Consumer net charge-off ratio...................................       4.04             3.93         4.20
Reserves as a percent of receivables............................       4.15             3.77         4.33
Reserves as a percent of net charge-offs........................      116.5            114.0        108.6
Reserves as a percent of nonperforming loans....................      104.1            103.1         99.1
                                                                  ---------         ---------    ---------

--------
(1) On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which requires unrealized gains and losses on cash flow hedging instruments to be recorded in shareholder's equity, net of tax. These unrealized gains and losses represent timing differences and will result in no net economic impact to our earnings. Excluding unrealized gains and losses on cash flow hedging instruments in 2001, the debt to equity ratio was 7.2:1 and return on average common shareholder's equity was 17.7 percent.
(2) We monitor our operations and evaluate trends on both an owned basis as shown in our historical financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. See page 7 for further information on managed basis reporting.
(3) Tangible shareholder's equity consists of total shareholder's equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles and goodwill and derivative assets.

                              BASIS OF REPORTING

   We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See "Asset Securitizations" on pages 22 and 23 and Notes 5, "Asset Securitizations," and 21, "Segment Reporting," to the accompanying consolidated financial statements for additional information related to our businesses and our securitizations.

   The following discussion of our financial condition and results of operations is presented on an owned basis of reporting. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

                         CRITICAL ACCOUNTING POLICIES

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We follow accounting guidance promulgated by the AICPA Accounting and Audit Guide for Finance Companies versus bank regulatory accounting pronouncements as we are not a bank holding company. Based on the specific customer segment we serve, we believe the policies used are appropriate and fairly present the financial position of HFC.

   The significant accounting policies used in preparation of our financial statements are more fully described in Note 1 to the consolidated financial statements on pages F-7 to F-11. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or our results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

   We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity in the preparation of our consolidated financial statements:

   Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors, such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods and for customers benefiting from account management decisions. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. The use of different estimates or assumptions could produce different provisions for credit losses.

   Receivables Sold and Serviced With Limited Recourse and Securitization Revenue Upon sale, securitized receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds includes cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. These future cash flows are recorded in the form of an interest-only strip receivable. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables, net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable, which is deemed to be other than temporary, is charged against current earnings. The key assumptions used to value interest-only strip receivables represent our best estimate and the use of different estimates or assumptions could produce different financial results.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations Summary

.. Our net income increased 22 percent in 2001 to $1.4 billion, compared to $1.2 billion in 2000 and $1.0 billion in 1999. Strong revenue growth, driven by significant receivable growth across all businesses, was the key to our improved results in both years. Partially offsetting the revenue growth were higher operating expenses as a result of the receivable growth, increased investments in sales and collection personnel, and higher technology spending. The provision for credit losses also increased in both years as a result of portfolio growth and uncertain economic conditions.

.. Owned receivables grew 26 percent to $63.5 billion in 2001. Growth was strongest in our consumer lending and mortgage services businesses, especially in our real estate secured portfolio, and in our auto finance and private label businesses. We anticipate that owned receivable growth for 2002, as a percentage, will be less than 2001 as we remain cautious as a result of the current economic environment and we move to securitize additional receivables to manage our liquidity position.

.. Our return on average common shareholder's equity ("ROE") was 18.5 percent in 2001, compared to 18.1 percent in 2000 and 17.5 percent in 1999. Our return on average owned assets ("ROA") was 2.29 percent in 2001, compared to
   2.23 percent in 2000 and 2.25 percent in 1999.

.. Our owned net interest margin was 8.12 percent in 2001, compared to 7.84 percent in 2000 and 7.91 percent in 1999. In 2001, the increase was primarily due to lower funding costs as a result of easing in United States monetary policy during the year. Fed fund rates were reduced 11 times for a total of 475 basis points during 2001. In 2000, the decrease reflects our continuing shift to lower margin real estate secured receivables and higher interest costs due to higher interest rates. In 2002, we expect net interest margin as a percent of receivables to be higher on average than in 2001 as we benefit from the full-year impact of the 2001 rate reductions. We expect some minor contraction late in the year as we believe the Federal Reserve will raise rates.

.. Our owned consumer charge-off ratio was 3.58 percent in both 2001 and 2000 and 3.98 percent in 1999. Our delinquency ratio was 5.22 percent at December 31, 2001, compared to 4.71 percent at December 31, 2000. Both ratios were negatively affected in 2001 by the weakening economy. The delinquency ratio also reflects the purchase of the Renaissance credit card portfolio from an affiliate. We expect the economy to remain weak and total portfolio charge-offs to increase through the first two or three quarters of 2002. We expect the economy to recover slowly and charge-offs to decline modestly in the latter part of the year.

.. During 2001, we recorded owned loss provision greater than charge-offs of $352.2 million, increasing our owned loss reserves to an all-time high of $2.4 billion. Loss provision reflected our continued receivable growth, recent increases in personal bankruptcy filings and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends.

.. Our owned basis efficiency ratio was 34.9 percent in 2001, 36.3 percent in 2000 and 36.8 percent in 1999. The efficiency ratio is the ratio of operating expenses to the sum of our net interest margin and other revenues less policyholders' benefits. The ratios for both years reflect growth in net interest margin and other revenue which was partially offset by increased operating expenses as we made investments in personnel, technology and marketing.

Segment Results--Managed Basis

   Our Consumer segment reported higher net income in 2001 compared to prior years. Net income increased to $1.3 billion, compared to $1.2 billion in 2000 and $.9 billion in 1999. Net interest margin, fee income and other revenues increased $1.4 billion to $7.6 billion in 2001 as a result of strong receivable growth. The higher revenues were partially offset by higher credit loss provision and spending. Our credit loss provision rose $.9 billion to $3.4 billion as a result of increased levels of receivables and the weakening economy. During 2001, we recorded managed loss provision greater than charge-offs of $.3 billion to increase loss reserves. Higher salary expenses, including higher sales incentive compensation, were the result of increased receivable levels, additional collectors, and investments in the growth of our businesses. Higher salary expenses, including higher sales incentive compensation, were the result of increased receivable levels, additional collectors, and investments in the growth of our businesses. Managed receivables grew to $82.7 billion at year-end 2001, up 21 percent from $68.6 billion in 2000 and $50.3 billion in 1999. The receivable growth was driven by solid growth in all products with the strongest growth in our real estate secured and MasterCard and Visa receivables. Growth in MasterCard and Visa receivables reflects growth in our Union Plus(R) ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and the $1.6 billion Renaissance portfolio acquisition. The Renaissance portfolio is comprised of subprime receivables and was acquired from our affiliate at fair market value in December. Credit card growth in both years was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. Growth in private label receivables in 2001 reflects a $560 million fourth quarter acquisition and increased acquisitions from an affiliate. In 2000, in addition to strong organic growth, we took advantage of consolidation in the home equity industry by acquiring two real estate secured portfolios totaling $3.7 billion. Return on average managed assets ("ROMA") was 1.64 percent in 2001, compared to 1.89 percent in 2000 and
1.72 percent in 1999. The decline in ROMA in 2001 reflects higher loan loss provision and the continued shift in our portfolio to lower margin real estate secured receivables.

   See Note 16, "Segment Reporting," to the accompanying consolidated financial statements for additional segment information.

Balance Sheet Review

   Owned assets totaled $70.9 billion at December 31, 2001 and $58.6 billion at year-end 2000. Owned receivables may vary from period to period depending on the timing and size of securitization transactions. We had initial securitizations of $5.3 billion of receivables in 2001 and $5.8 billion in 2000. We refer to securitized receivables that are serviced for investors and are not on our balance sheet as our off-balance sheet portfolio.

   Receivables growth has been a key contributor to our 2001 results. The strongest growth was in our real estate secured portfolio. Growth in our owned portfolio is shown in the following table:

                                        December 31, Increase (Decrease) Increase (Decrease)
                                            2001        in 2001/2000        in 2000/1999
                                        ------------ ------------------  ------------------
                                            (All dollar amounts are stated in millions)
Owned receivables:
Real estate secured....................  $37,198.4   $ 7,050.5      23%  $ 8,918.2      42%
Auto finance...........................    2,332.2       689.2      42       417.5      34
MasterCard/Visa........................    6,942.4     2,447.4      54     1,538.2      52
Private label..........................    5,986.4     1,398.3      30      (759.4)    (14)
Personal non-credit card...............   10,558.6     1,671.4      19     2,071.9      30
Commercial.............................      442.5       (65.6)    (13)     (167.2)    (25)
                                         ---------    ---------     ---   ---------     ---
Total..................................  $63,460.5   $13,191.2      26%  $12,019.2      31%
                                         =========    =========     ===   =========     ===

.. Real estate secured receivables increased $7.1 billion to $37.2 billion during 2001 as a result of growth in our HFC and Beneficial branches and mortgage services business. During 2001, we increased our branch sales force by almost 750 account executives and increased the focus on training, motivating and retaining our account executives. These efforts, combined with the centralized lead management and point of sale system in our branches, resulted in higher productivity per account executive and were a primary driver of the receivable growth. Reduced competition also contributed to the growth in both our branch and our mortgage service businesses. During 2001, we also tightened underwriting and increased our emphasis on first lien mortgages. Internal growth was supplemented by acquisitions from an affiliate of $2.1 billion in 2001.

  Our auto finance business reported strong, but controlled, growth during 2001, increasing receivables by $.7 billion to $2.3 billion at December 31, 2001, while raising cutoff scores and maintaining stringent underwriting criteria. A strong market, larger and more efficient sales force, increased dealer penetration and strong Internet originations also contributed to the growth. We also purchased $.4 billion of auto finance receivables from an affiliate in 2001. We securitized $2.6 billion of receivables in 2001 as compared to $1.9 billion in 2000.

  MasterCard and Visa receivables increased $2.4 billion to $6.9 billion during 2001. Our UP portfolio reported strong growth due to new accounts and balance transfers. This growth was offset by continued attrition, as expected, in our legacy undifferentiated Household Bank branded base portfolio. We purchased $1.6 billion of Renaissance credit card receivables from our affiliate in December 2001 and $1.0 billion of GM Card(R) receivables in 2000. The affiliate maintained the account relationships for these portfolios. Receivables related to previously purchased accounts are purchased on a daily basis and new account originations are purchased periodically. We also securitized $.3 billion (excluding replenishments) of MasterCard and Visa receivables in 2001 as compared to $1.4 billion in 2000.

  Private label receivables increased 30 percent to $6.0 billion during 2001. Growth was primarily due to a $560 million portfolio acquisition in the fourth quarter and to higher purchases from our affiliate which originates substantially all private label receivables generated from new merchant relationships. During 2001 and 2000, we securitized $.5 billion (excluding replenishments) of private label receivables.

  Personal non-credit card receivables increased 19 percent due to growth in our domestic consumer finance branches. As mentioned earlier, in 2001, we increased our branch sales force by almost 750 account executives and increased our focus on training, motivating and retaining our account executives. Our centralized lead management and point of sale system and improved customer retention also contributed to our strong branch growth.

  Personal non-credit card receivables are comprised of the following:

                                             At December 31
                                           ------------------
                                             2001      2000
                                           --------- --------
                                             (In millions)
                  Personal unsecured...... $ 6,242.9 $5,831.2
                  UP personal unsecured...     194.1     66.4
                  Personal homeowner loans   4,121.6  2,989.6
                                           --------- --------
                  Total................... $10,558.6 $8,887.2
                                           ========= ========

  Personal unsecured loans (cash loans with no security) are made to customers who do not qualify for a real estate secured or personal homeowner loan ("PHL"). The average personal unsecured loan is approximately $5,000 and 80 percent of the portfolio is closed-end with terms ranging from 12 to 60 months. The UP personal unsecured loans are part of our affiliate's affinity relationship with the AFL-CIO and are underwritten similar to other personal unsecured loans. The average PHL is approximately $15,000. PHLs typically have terms of 120 or 180 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price and classify as unsecured loans. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress. During 2001, we deliberately slowed growth in the personal unsecured product and emphasized growth in PHLs. We also securitized $1.9 billion of personal non-credit card receivables in 2001 as compared to $2.0 billion in 2000.

.. We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured volume primarily through brokers and correspondents. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity relationships and affiliate purchases. Private label and other receivables are also purchased from an affiliate. We also supplement internally-generated receivable growth with portfolio acquisitions.

  We also are active in cross-selling more products to our existing customers. This opportunity for receivable growth results from our broad product array, recognized brand names, varied distribution channels, and large, diverse customer base. As a result of these cross-selling initiatives, we increased our products per customer by almost 20 percent in 2001. Products per customer is a measurement of the number of products held by an individual customer whose borrowing relationship with Household is considered in good standing. Products include all loan and insurance products.

  From time to time we offer customers with outstanding personal non-credit card loans who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured in nature. We converted approximately $400 million of personal non-credit card loans into real estate secured loans in 2001 and $350 million in 2000. It is not our practice to re-write or reclassify any delinquent secured loans (real estate or auto) into personal non-credit card loans.

  The Internet is also an increasingly important distribution channel and is enabling us to expand into new customer segments, improve delivery in indirect distribution and serve current customers in a more cost-effective manner. We are currently accepting loan applications via the Internet for all of our products and have the ability to serve our customers entirely on-line or in combination with our other distribution channels.

..  The owned consumer two-months-and-over contractual delinquency ratio was
   5.22 percent at December 31, 2001, compared to 4.71 percent at December 31, 2000. The owned consumer net charge-off ratio was 3.58 percent in both 2001 and 2000 and 3.98 percent in 1999. We expect manageable increases in both delinquency and charge-off to continue during the first two or three quarters of 2002 and then decline modestly in the latter part of the year.

.. Our owned credit loss reserves were $2.4 billion at December 31, 2001, compared to $1.6 billion at December 31, 2000. Credit loss reserves as a percent of owned receivables were 3.77 percent at December 31, 2001, compared to 3.19 percent at year-end 2000.

.. Our debt to equity ratio (excluding unrealized gains and losses on cash flow hedging instruments in 2001) was 7.2 to 1 at December 31, 2001 compared to
   6.7 to 1 at December 31, 2000.

Results of Operations

   Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

   Net Interest Margin Our net interest margin on an owned basis increased to $4.6 billion in 2001, up from $3.6 billion in 2000 and $3.1 billion in 1999. Growth in average interest-earning assets resulted in higher net interest margin dollars in both years. In 2001, the increase was also due to lower funding costs, partially offset by an ensuing reduction in the rates we charge to our customers. The Federal Reserve reduced interest rates 11 times for a total of 475 basis points during 2001. In 2000, better pricing was partially offset by higher interest costs. In 2000, the Federal Reserve raised interest rates 3 times for a total of 100 basis points. In 2002, we expect net interest margin as a percent of receivables to be higher on average than in 2001 as we benefit from the full-year impact of the 2001 rate reductions. We expect some minor contraction late in the year as we believe the Federal Reserve will raise rates.

   As a percent of average interest-earning assets, net interest margin was
8.12 percent in 2001, 7.84 percent in 2000 and 7.91 percent in 1999. On a percentage basis, net interest margin in both years was impacted by a shift in the portfolio to lower margin real estate secured receivables. In 2001, the impact of this shift was more than offset by lower interest costs. In 2000, higher interest costs also contributed to the decrease in the ratio.

   Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $6.4 billion in 2001, up from $4.9 billion in 2000 and $4.3 billion in 1999. As a percent of average managed interest-earning assets, net interest margin was 8.56 percent in 2001, 8.29 percent in 2000 and 8.42 percent in 1999. Receivable growth contributed to the dollar increases in both years. The increase in the ratio in 2001 was primarily the result of lower interest costs. The decrease in the ratio in 2000 reflects the continued shift in the portfolio to lower margin real estate secured receivables and higher interest costs due to increases in interest rates, partially offset by improved pricing in our MasterCard and Visa portfolio.

   Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because auto finance and MasterCard and Visa receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio, which primarily consists of lower margin real estate secured loans.

   We are able to adjust our pricing on many of our products, which reduces our exposure to changes in interest rates. During 2001, we benefited from reductions in funding costs, which were greater than the corresponding reduction in pricing. At December 31, 2001 and 2000, we estimated that our after-tax earnings would decline by about $70 and $75 million, respectively, following a gradual 200 basis point increase in interest rates over a twelve month period.

   Provision for Credit Losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio.

   At December 31, 2001, our owned loss reserve was at an all-time high, despite a continued shift in our portfolio mix to secured loans. During 2001, we recorded owned loss provision $352.2 million greater than charge-offs. Loss provision in 2001 reflected our continued receivable growth, recent increases in personal bankruptcy filings, and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher dollar loss reserve requirements. Loss provisions are based on an estimate of inherent losses in our loan portfolio. See "Credit Loss Reserves" for further discussion and overall methodology for determining loss provision and loss reserves.

   The provision for credit losses totaled $2.3 billion in 2001, compared to $1.6 billion in 2000 and $1.4 billion in 1999. Receivables growth in both years and a weakened economy in 2001 contributed to a higher provision. The provision for credit losses may vary from year to year, depending on a variety of factors including the amount of securitizations in a particular period, economic conditions, historical delinquency roll rates of our loan products and our product vintage analyses.

   As a percent of average owned receivables, the provision was 4.21 percent, compared to 3.51 percent in 2000 and 3.81 percent in 1999. In 2001, the increase in this ratio reflects higher charge-offs, including bankruptcy charge-offs, and additions to loss reserves, both resulting from the weakening economy. In 2000, the decline in this ratio reflects improved credit quality as secured loans, which have a lower loss experience, represented a larger percentage of our owned portfolio. This decline came in spite of an increase in overall charge-off dollars as a result of receivable growth in the prior year. Run-off of our legacy undifferentiated Household Bank branded MasterCard and Visa portfolio, which had higher loss rates, also contributed to the decline in 2000.

   Other Revenues Total other revenues on an owned basis were $2.7 billion in 2001, $2.0 billion in 2000 and $1.9 billion in 1999 and included the following:

                                                             Year ended December 31,
                                                            --------------------------
                                                              2001     2000     1999
                                                            -------- -------- --------
                                                                  (In millions)
Securitization revenue..................................... $1,378.4 $  932.8 $  794.9
Insurance revenue..........................................    489.2    394.8    357.7
Investment income..........................................    153.4    159.0    154.4
Fee income.................................................    459.3    361.0    414.1
Other income...............................................    208.8    108.5    164.9
                                                            -------- -------- --------
Total other revenues....................................... $2,689.1 $1,956.1 $1,886.0
                                                            ======== ======== ========

   Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $1.4 billion in 2001, compared to $.9 billion in 2000 and $.8 billion in 1999. The increases were due to higher average securitized receivables and changes in the mix of receivables included in these transactions. Securitization revenue will vary each year based on the level and mix of receivables securitized in that particular year (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions) as well as the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is impacted by the level and mix of current year securitizations because securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives depending upon loss estimates and severities.

   Securitization revenue included the following:

                                                            Year ended December 31,
                                                            -----------------------
                                                              2001     2000   1999
                                                            --------  ------ ------
                                                                 (In millions)
Net initial gains.......................................... $  154.2  $135.4 $ 95.4
Net replenishment gains....................................    521.7   174.2   88.8
Servicing revenue and excess spread........................    702.5   623.2  610.7
                                                            --------  ------ ------
Total...................................................... $1,378.4  $932.8 $794.9
                                                            ========  ====== ======

   Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off.

   The change in our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, was $99.1 million in 2001, $157.3 million in 2000 and $9.6 million in 1999.

   See Note 1, "Summary of Significant Accounting Policies," and Note 5, "Asset Securitizations," to the consolidated financial statements for further information on asset securitizations.

   Insurance revenue was $489.2 million in 2001, $394.8 million in 2000 and $357.7 million in 1999. The increases reflect increased sales on a larger loan portfolio and improved customer acceptance and retention rates. During 2001, we announced that we will discontinue the sale of single premium credit insurance on real estate secured receivables in favor of offering a fixed monthly premium insurance product. The rollout of this insurance product began in the fourth quarter of 2001 and was substantially completed in the first quarter of 2002. This change is not expected to have a material impact on our results of operations for 2002.

   Investment income includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $153.4 million in 2001, $159.0 million in 2000 and $154.4 million in 1999. In 2001, the decrease was primarily due to lower interest income, primarily resulting from lower yields, partially offset by higher average investment balances. In 2000, the increase was primarily due to higher interest income, primarily resulting from higher average investment balances and higher yields.

   Fee income includes revenues from fee-based products such as credit cards. Fee income was $459.3 million in 2001, $361.0 million in 2000 and $414.1 million in 1999. In 2001, the increase was primarily due to higher average MasterCard and Visa receivables largely due to the purchase of GM Card(R) receivables in 2001 and the fourth quarter of 2000. In 2000, the decrease was primarily due to lower average MasterCard and Visa and private label receivables. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period.

   See Note 16, "Segment Reporting," to the accompanying consolidated financial statements for additional information on fee income on a managed basis.

   Other income, which includes revenue from our tax services business, was $208.8 million in 2001, $108.5 million in 2000 and $164.9 million in 1999. The increase in 2001 was primarily attributable to higher revenues from our tax services business. The decline in 2000 was attributable to lower non-recurring gains on sales of non-strategic assets and lower commercial income.

   Costs and Expenses Total costs and expenses increased 25 percent to $2.7 billion in 2001, compared to $2.2 billion in 2000 and $2.0 billion in 1999. Expenses on an owned basis are the same as expenses on a managed basis. Higher expenses were the result of higher receivable levels and increased operating, technology, marketing, and personnel spending directly related to the receivable growth. Acquisitions during the first half of 2000 also contributed to increased expenses over the prior years. Our efficiency ratio was 34.9 percent in 2001, 36.3 percent in 2000 and 36.8 percent in 1999.

   Total costs and expenses included the following:

                                                             Year ended December 31,
                                                            --------------------------
                                                              2001     2000     1999
                                                            -------- -------- --------
                                                                  (In millions)
Salaries and fringe benefits............................... $1,246.7 $  955.4 $  824.5
Sales incentives...........................................    262.9    193.6    140.4
Occupancy and equipment expense............................    258.2    239.0    218.8
Other marketing expenses...................................    212.0    191.3    158.6
Other servicing and administrative expenses................    320.0    207.3    252.0
Amortization of acquired intangibles and goodwill..........    137.2    147.0    143.3
Policyholders' benefits....................................    268.1    231.7    224.7
                                                            -------- -------- --------
Total costs and expenses................................... $2,705.1 $2,165.3 $1,962.3
                                                            ======== ======== ========

   Salaries and fringe benefits were $1.2 billion in 2001, $1.0 billion in 2000 and $.8 billion in 1999. The increases were primarily due to additional staffing at all businesses, including the impact of acquisitions. In 2001, we increased sales, collection, customer service and technology staffing levels at all businesses to support our growth. In 2000, additional staffing to support growth and collection efforts in our consumer lending business, which contributed to increased recoveries and collections and improved the portfolio performance of our receivables, also contributed to the increase over the prior year. Growth in our credit card business, including the impact of acquisitions, also contributed to the increase in 2000.

   Sales incentives were $262.9 million in 2001, $193.6 million in 2000 and $140.4 million in 1999. The increases were primarily due to higher sales volumes in our branches.

   Occupancy and equipment expense was $258.2 million in 2001, $239.0 million in 2000 and $218.8 million in 1999. The increases were primarily due to growth in our support facilities. In 2000, we opened a new call center in Tampa, Florida and acquired other facilities in the first half of the year. These facilities have supported our receivable growth.

   Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $212.0 million in 2001, $191.3 million in 2000 and $158.6 million in 1999. The increases were primarily due to increased credit card marketing initiatives in the MasterCard and Visa portfolio.

   Other servicing and administrative expenses were $320.0 million in 2001, $207.3 million in 2000 and $252.0 million in 1999. In 2001, the increase was primarily due to higher collection and consulting expenses, REO and fraud losses, and costs associated with privacy mailings to comply with new legislation. In 2000, the decrease was primarily due to increased fees earned for servicing receivables of affiliates, partially offset by increased e-commerce initiatives and increased costs resulting from portfolio acquisitions.

   Amortization of acquired intangibles and goodwill was $137.2 million in 2001, $147.0 million in 2000 and $143.3 million in 1999. In 2001, the decrease was attributable to reductions in acquired intangibles. In 2000, the increase was attributable to higher amortization of purchased credit card relationships. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill recorded in past business combinations ceased. The adoption is expected to increase net income by approximately $31.5 million annually.

   Policyholders' benefits were $268.1 million in 2001, $231.7 million in 2000 and $224.7 million in 1999. The increases are consistent with the increase in insurance revenues resulting from increased policy sales.

Income taxes. The effective tax rate was 35.0 percent in 2001 and 35.1 percent in both 2000 and 1999.

                                CREDIT QUALITY

   Delinquency and Charge-offs Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection efforts, bankruptcy trends and general economic conditions. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

   Our credit and portfolio management procedures focus on risk-based pricing and effective collection efforts for each loan. We have a process which we believe gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers, as well as policies designed to manage customer relationships, such as reaging delinquent accounts to current in specific situations, are helpful in maximizing customer collections.

   We have been preparing for an economic slowdown since late 1999. Throughout 2000 and 2001, we emphasized real estate secured loans which historically have had a lower loss rate than our other loan products, grew sensibly, tightened underwriting policies, reduced unused credit lines, strengthened risk model capabilities and invested heavily in collections capability by adding over 2,500 collectors. As a result, 2001 charge-off and delinquency performance was well within our expectations.


   Our consumer charge-off and nonaccrual policies vary by product as follows:

Product                               Charge-off Policy
-------                               -----------------
Real estate   Carrying values in excess of net realizable value are charged off
secured       at the time of foreclosure or when settlement is reached with the borrower.


Auto finance  Carrying values in excess of net realizable value are charged off at the earlier of the following:
              . The collateral has been repossessed and sold, . The collateral has been in our possession for more than
                90 days, or
              . The loan becomes 150 days contractually delinquent.

MasterCard    Charged off at 6 months contractually delinquent.
and Visa

Private label Charged off at 9 months contractually delinquent.

Personal non- Charged off at 9 months contractually delinquent and no
credit card   payment received in 6 months, but in no event to exceed
              12 months.




Product                          Nonaccrual Policy
-------                          -----------------
Real estate   Interest income accruals are suspended when principal
secured       or interest payments are more than 3 months
              contractually past due and resumed when the receivable
              becomes less than 3 months contractually past due.

Auto finance  Interest income accruals are suspended when principal or interest payments are more than 2 months contractually past due and resumed when the receivable becomes less than 2 months contractually past due.



MasterCard    Interest accrues until charge-off.
and Visa

Private label Interest accrues until charge-off.

Personal non- Interest income accruals are suspended when principal
credit card   or interest payments are more than 3 months
              contractually delinquent. For PHLs, interest income
              accruals resume if the receivable becomes less than
              three months contractually past due. For all other
              personal non-credit card receivables, interest income is
              recorded as collected.

Charge-offs may occur sooner for certain consumer receivables involving a bankruptcy.

   Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. Our MasterCard and Visa charge-off policy is consistent with credit card industry practice. Charge-off periods for our personal non-credit card and private label products were designed to be responsive to our customer needs and may be longer than bank competitors who serve a different market. Our policies have been consistently applied and there have been no significant changes to any of our policies during any of the periods reported. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our charge-off policies are appropriate and result in proper loss recognition.

   Our policies for consumer receivables permit reset of the contractual delinquency status of an account to current, subject to certain limits, if a predetermined number of consecutive payments has been received and there is evidence that the reason for the delinquency has been cured. Such reaging policies vary by product and are designed to manage customer relationships and maximize collections.

   See "Credit Quality Statistics" on pages 27 and 28 for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

Consumer Two-Month-and-Over Contractual Delinquency Ratios--Owned Basis

                                         2001 Quarter End            2000 Quarter End
                                    --------------------------  --------------------------
                                      4      3      2      1      4      3      2      1
                                    -----  -----  -----  -----  -----  -----  -----  -----
Real estate secured................  2.89%  3.00%  2.83%  2.78%  2.75%  2.89%  2.82%  3.06%
Auto finance.......................  2.90   2.39   2.43   1.77   2.66   2.08   1.95   1.95
MasterCard/Visa....................  6.14   3.93   3.65   3.78   3.47   4.58   4.04   4.51
Private label...................... 10.36  10.76  10.95  11.53  11.24  10.97  10.69  10.72
Personal non-credit card........... 10.43  10.34  10.16  10.02   8.91   8.57   9.04  10.20
                                    -----  -----  -----  -----  -----  -----  -----  -----
Total Owned........................  5.22%  5.14%  5.01%  4.91%  4.71%  4.82%  4.80%  5.24%
                                    =====  =====  =====  =====  =====  =====  =====  =====

   See "Credit Quality Statistics--Managed Basis" on page 28 for additional information regarding our managed basis credit quality.

   Our consumer delinquency ratios increased over both the third quarter and the prior year quarter. These increases, however, were within our expectations. All products were negatively affected by the weakening economy during the fourth quarter. The increase in auto finance delinquency also reflects historical seasonal trends. These increases were partially offset by decreases in real estate secured and private label delinquency. The improvement in real estate secured delinquency was due to improved collections. Private label delinquency reflects the benefit of seasonal receivable growth in the portfolio, as well as a portfolio acquisition in the quarter. The increase in MasterCard and Visa delinquency reflects the fourth quarter acquisition of the Renaissance portfolio from an affiliate. This product has higher delinquency rates than our other MasterCard and Visa products, which is compensated for with higher pricing.

   Compared to a year ago, the weakening economy resulted in higher delinquency ratios in all products, except private label. In our real estate secured portfolio, these increases were partially offset by benefits from the growing percentage of loans on which we hold a first lien position as these loans have lower delinquency rates than other loans. The increase in MasterCard and Visa delinquency reflects the previously discussed Renaissance portfolio acquisition. The improvement in private label delinquency reflects the benefits of a portfolio acquisition in the fourth quarter.

Consumer Net Charge-off Ratios--Owned Basis

                                                                                 2000 Quarter
                                    Full    2001 Quarter Annualized   Full        Annualized        Full
                                    Year   -------------------------  Year  ----------------------  Year
                                    2001     4      3     2      1    2000   4     3     2     1    1999
                                    -----  -----  -----  ----  -----  ----  ----  ----  ----  ----  -----
Real estate secured................   .57%   .71%   .57%  .52%   .46%  .45%  .42%  .41%  .48%  .50%   .49%
Auto finance.......................  4.04   4.85   3.69  3.27   4.17  3.43  4.16  3.01  3.02  3.45   3.42
MasterCard/Visa....................  7.10   8.50   6.76  6.85   6.12  7.77  7.15  7.26  8.20  8.65  11.86
Private label...................... 10.38  10.69  10.62  9.80  10.35  9.78  9.59  9.90  9.89  9.75   7.66
Personal non-credit card...........  8.37   9.14   8.77  8.18   7.26  8.33  7.02  8.24  9.21  9.23   7.55
                                    -----  -----  -----  ----  -----  ----  ----  ----  ----  ----  -----
Total Owned........................  3.58%  3.96%  3.64% 3.43%  3.22% 3.58% 3.23% 3.38% 3.73% 4.09%  3.98%
                                    =====  =====  =====  ====  =====  ====  ====  ====  ====  ====  =====

   See "Credit Quality Statistics--Managed Basis" on page 28 for additional information regarding our managed basis credit quality.

   During the fourth quarter, our net charge-off ratios continued to be impacted by the weakening economy. The increase in MasterCard and Visa charge-offs in the fourth quarter reflects the acquisition of the Renaissance portfolio, which has higher pricing, but higher charge-off rates than our other MasterCard and Visa products. Higher loss severities on repossessed vehicles due to a weak market for used cars and historical seasonal trends also contributed to the increases in our auto finance portfolio. We expect improvement in the used car market in 2002. However, we expect the economy to remain weak and total portfolio charge-offs to increase through the first two or three quarters of 2002. We expect the economy to recover slowly and charge-offs to decline modestly in the latter part of the year.

   Charge-off ratios for the year also reflect the weakening economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. MasterCard and Visa charge-offs reflect the full year benefit of the fourth quarter 2000 GM Card(R) portfolio acquisition. The GM Card(R) has lower charge-off rates than our other MasterCard and Visa products.

   Our total 2001 net charge-off ratios reflected the positive impact of the growing percentage of real estate secured receivables, which have a lower charge-off ratio than other products, in our portfolio. Assuming 1999 product mix, net charge-offs would have been approximately 66 basis points higher in 2001 and 53 basis points higher in 2000.

   In 2000, our MasterCard and Visa portfolio reported the strongest improvement compared to 1999 as a result of significant decreases in charge-offs in our Household Bank portfolio and in bankruptcy charge-offs. The increase in other unsecured charge-offs was driven by higher charge-off levels on older Beneficial vintages in the first half of the year. Private label charge-offs were negatively impacted by reductions in the portfolio balance as more originations were booked by our affiliate.

   Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate losses for consumer receivables based on delinquency status and past loss experience. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. These risk factors include bankruptcy trends, recent growth, product mix, economic conditions, and current levels in charge-off and delinquency. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products, which include real estate secured, auto finance, Master Card and Visa and private label credit cards and personal non-credit cards. We recognize the different inherent loss characteristics and risk management/collection practices in each of these products. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods and for customers benefiting from account management decisions. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of our control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

   At December 31, 2001, our owned loss reserve was at an all-time high, despite a continued shift in our portfolio mix to secured loans. During 2001, we recorded owned loss provision $352.2 million greater than charge-offs. Loss provision in 2001 reflected our continued receivable growth, recent increases in personal bankruptcy filings, and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher loss reserve requirement. Loss provisions are based on an estimate of inherent losses in our loan portfolio.

   The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                              At December 31
                                             ------------------------------------------------
                                               2001      2000      1999      1998      1997
                                             --------  --------  --------  --------  --------
                                                (All dollar amounts are stated in millions)
Owned credit loss reserves.................. $2,389.5  $1,603.9  $1,470.7  $1,448.9  $1,417.5
Reserves as a percent of receivables........     3.77%     3.19%     3.84%     4.21%     4.38%
Reserves as a percent of charge-offs........    121.6     100.9     101.3     111.5     134.0
Reserves as a percent of nonperforming loans     89.8      83.2      86.3     100.8     120.9
                                             --------  --------  --------  --------  --------

   Reserves as a percentage of receivables in 2001 reflect the impact of the weakened economy, higher levels of delinquency and charge-off, the fourth quarter Renaissance portfolio acquisition and the continuing uncertainty as to the ultimate impact the weakened economy will have on delinquency and charge-off levels. We began to see evidence of a weakening economy in the first half of the year as delinquencies began to rise and bankruptcy filings increased. This resulted in higher charge-offs beginning in the second quarter. The combination of these risk factors resulted in higher loss provisions in 2001.

   Over the past five years, our loan portfolio has experienced a dramatic shift in product mix to real estate secured receivables. The trend in reserves as a percentage of receivables from 1997 through 2000 reflects the impact of a growing percentage of secured loans which have lower loss rates than unsecured loans. In 1999 and 2000, this trend also reflects the benefits of improving credit quality trends and the continued run-off of our undifferentiated Household Bank branded MasterCard and Visa portfolio. These positive factors were partially offset in 2000 and 1999 by purchases of delinquent receivables from our affiliate. Real estate secured receivables represented 60 percent of our receivables at December 31, 2001 compared to 40 percent at December 31, 1997. The impact of this shift to real estate secured receivables is significant. Holding average receivable mix constant to 1997 levels would have resulted in approximately a $1.3 billion increase in charge-off during 2001 based on 2001 owned charge-off ratios.

   For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                              At December 31
                                             ------------------------------------------------
                                               2001      2000      1999      1998      1997
                                             --------  --------  --------  --------  --------
                                                (All dollar amounts are stated in millions)
Managed credit loss reserves................ $3,451.6  $2,605.3  $2,208.1  $2,105.3  $2,125.3
Reserves as a percent of managed receivables     4.15%     3.77%     4.33%     4.47%     4.21%
Reserves as a percent of managed charge-offs    116.5     114.0     108.6     102.8     124.3
Reserves as a percent of nonperforming loans    104.1     103.1      99.1     111.7     119.9
                                             --------  --------  --------  --------  --------

   Geographic Concentrations The state of California accounts for 15 percent of our managed domestic consumer portfolio and is the only state with more than 10 percent of this portfolio. Because of our centralized underwriting collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Owned Nonperforming Assets

                                                                            At December 31
                                                                     ----------------------------
                                                                       2001      2000      1999
                                                                     --------  --------  --------
                                                                        (All dollar amounts are
                                                                          stated in millions)
Nonaccrual receivables.............................................. $1,853.5  $1,434.2  $1,183.7
Accruing consumer receivables 90 or more days delinquent............    806.3     480.3     508.4
Renegotiated commercial loans.......................................      2.1      12.3      12.3
                                                                     --------  --------  --------
Total nonperforming receivables.....................................  2,661.9   1,926.8   1,704.4
Real estate owned...................................................    392.6     332.1     266.6
                                                                     --------  --------  --------
Total nonperforming assets.......................................... $3,054.5  $2,258.9  $1,971.0
                                                                     ========  ========  ========
Owned credit loss reserves as a percent of nonperforming receivables     89.8%     83.2%     86.3%
                                                                     ========  ========  ========

   The increase in nonaccrual receivables is attributable to increases in our real estate secured, auto finance and personal non-credit card portfolios. Accruing receivables 90 or more days delinquent includes MasterCard and Visa and private label credit card receivables, consistent with credit card industry practice. The increase in total nonperforming assets is consistent with and attributable to growth in our owned portfolio.

   See "Credit Quality Statistics" on pages 27 and 28 for further information regarding nonperforming receivables.

                        LIQUIDITY AND CAPITAL RESOURCES

   Generally, we are funded independently from our parent. Cash flows, liquidity, and capital are monitored at both HFC and Household International levels. In managing capital, we develop targets for the ratio of tangible equity to tangible managed assets based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, risks inherent in the portfolio and projected operating environment and acquisition objectives. We also specifically consider the level of intangibles arising from completed acquisitions. A primary objective of our capital management is to maintain investment grade ratings from rating agencies in order to have acceptable funding costs as well as greater access to a variety of funding sources. Targets include capital levels against both owned and managed assets. Our targets may change from time to time to accommodate changes in the operating environment or any of the other considerations listed above.

   We paid cash dividends to our parent of $650 million in 2001, $425 million in 2000 and $803 million in 1999. We received capital contributions from our parent of $50 million in 2001 and $550 million in 2000.

   Our main uses of cash are originating or purchasing receivables, purchasing investment securities, acquiring businesses or paying dividends to our parent. At various times, we also make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth and, where applicable, maintain acceptable investment grade ratings at the subsidiary level. We fund our operations by collecting receivables, issuing commercial paper, medium-term debt and long-term debt primarily to wholesale investors, securitizing consumer receivables and receiving capital contributions from our parent company.

   The following table summarizes our contractual cash obligations by period due:

                                                        At December 31, 2001
                              -----------------------------------------------------------------------
                                2002       2003      2004      2005      2006    Thereafter   Total
                              ---------  --------  --------  --------  --------  ---------- ---------
                                                           (In millions)
Long-term debt:
   Senior debt............... $10,172.5  $9,393.9  $4,185.1  $5,060.1  $6,180.8  $16,182.4  $51,174.8

Operating leases:
   Minimum rental payments...     130.2     108.3      91.9      75.9      66.8      247.2      720.3
   Minimum sublease income...     (20.8)    (21.0)    (21.5)    (21.8)    (21.8)     (76.2)    (183.1)
                              ---------  --------  --------  --------  --------  ---------  ---------
   Total operating leases....     109.4      87.3      70.4      54.1      45.0      171.0      537.2
                              ---------  --------  --------  --------  --------  ---------  ---------
Total Contractual Obligations $10,281.9  $9,481.2  $4,255.5  $5,114.2  $6,225.8  $16,353.4  $51,712.0
                              =========  ========  ========  ========  ========  =========  =========

   We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

                                                                At
                                                            December 31
                                                               2001
                                                           -------------
                                                           (In billions)
        MasterCard and Visa and private label credit cards     $67.2
        Other consumer lines of credit....................       2.1
                                                               -----
        Open lines of credit..............................     $69.3
                                                               =====

   At December 31, 2001, our mortgage services business had commitments with numerous correspondents to purchase up to $1.1 billion of real estate secured receivables, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement.

   We domestically market our commercial paper primarily through an in-house sales force. Outstanding commercial paper totaled $8.8 billion at December 31, 2001 and $8.7 billion at December 31, 2000. We actively manage the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally-established targets.

   We market domestic medium-term notes through investment banks and our in-house sales force. A total of $8.0 billion of domestic medium-term notes were issued in 2001, including $788 million of InterNotes/SM, a retail-oriented medium-term note program. In 2000, $9.9 billion of domestic medium-term notes were issued. During 2001, we also issued $7.0 billion of U.S. dollar, global long-term debt with a weighted-average original maturity of 8.14 years. Long-term debt issuances in 2000 totaled $4.8 billion and had a weighted-average original maturity of 6.98 years. These long-term issuances lengthened the term of our funding, reduced reliance on commercial paper and securitizations, and preserved liquidity. /

   We issued securities backed by dedicated home equity loan receivables of $1.6 billion in 2001 and $.5 billion in 1999. For accounting purposes, the transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions. At December 31, 2000, closed-end real estate secured receivables totaling $.4 billion secured $.4 billion of outstanding debt.

   To obtain a broader investment base, we periodically issue debt in foreign markets. During 2001, $2.0 billion in notes were issued in these foreign markets, including Euro, Japanese yen and Australian dollar denominated issuances, compared to $2.1 billion in 2000. In order to eliminate future foreign exchange risk, currency swaps were used to convert the notes to U.S. dollars at the time of issuance.

   We had committed back-up lines of credit totaling $10.1 billion at December 31, 2001, of which $400 million was also available to our parent company. None of these back-up lines were used in 2001. In addition, none of these lines contained a financial material adverse change clause which could restrict availability. Our back-up lines expire on various dates through 2005. The most restrictive financial covenant contained in the terms of our credit agreements is the maintenance of minimum shareholder's equity of $3.6 billion.

   At December 31, 2001, we had facilities with commercial and investment banks under which we may securitize up to $12.6 billion of receivables. The conduit facilities are renewable on an annual basis at the banks' option. At December 31, 2001, $10.3 billion of receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. We expect to significantly increase the amounts available under these conduit programs in 2002 to protect our ability to operate efficiently in a cautionary capital market. Through existing bank lines, other conduit facilities and new debt issuances, we believe we would continue to have more than adequate sources of funds if one or more of these facilities were unable to be renewed.

   We have been advised by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") that in accordance with their 2001 Guidance for Subprime Lending Programs, they will impose additional capital requirements on institutions which hold nonprime or subprime assets which we expect will be greater than the historical levels we have been obligated to maintain at our banking institutions. As such, HFC will maintain the regulatory capital of its institutions at these specified higher levels.

   Under the Regulatory Capital Maintenance/Dividend Agreement between Household International and the OTS, Household International and HFC have agreed to maintain the capital of Household Bank, f.s.b. (the "Bank") at the required levels. However, HFC is only required to provide additional capital if Household International fails to maintain the Bank's required capital levels. We currently do not believe that direct capital infusions by HFC into the Bank will be required.

   Investment Ratings As a financial services organization, we must have access to funds at competitive rates, terms and conditions to be successful. At December 31, 2001, our long-term debt had been assigned investment grade ratings by all nationally recognized statistical rating organizations that rate such instruments. These organizations have also rated our commercial paper in their highest rating category. Although one nationally recognized statistical rating organization recently downgraded our long-term debt to the corresponding levels of the other agencies, we believe this downgrade will not have any meaningful impact on our ability to fund our operations. With our back-up lines of credit and securitization programs, we believe we have sufficient funding capacity to refinance maturing debts and fund our growth.

   Capital Expenditures We made capital expenditures of $133 million in 2001 and $135 million in 2000.

                             ASSET SECURITIZATIONS

   From time to time, we securitize consumer receivables. In a securitization, a designated pool of receivables is removed from the balance sheet and transferred to an unaffiliated trust that is a qualifying special purpose entity ("QSPE") under Statement of Financial Accounting Standards No. 125 and/or 140, as applicable. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows arising after the investors receive their contractual return. These rights to future residual cash flows are recorded on our balance sheet as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Our recourse is limited to our rights to future cash flows and any subordinated interests that we may retain.

   Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. We believe the market for securities issued by an investment grade issuer and backed by receivables is a reliable and cost-effective source of funds. Securitizations represented 25 percent of the funding associated with our managed portfolio at December 31, 2001, compared to 28 percent at December 31, 2000 and 25 percent at December 31, 1999.

   The following table summarizes the composition of receivables securitized (excluding replenishments of certificateholder interests) during the year:

                                                               2001 2000 1999
                                                               ---- ---- ----
                                                               (In billions)
   MasterCard/Visa............................................ $ .3 $1.4 $ .5
   Auto finance...............................................  2.6  1.9  1.4
   Private label..............................................   .5   .5   .5
   Personal non-credit card...................................  1.9  2.0  1.5
                                                               ---- ---- ----
   Total...................................................... $5.3 $5.8 $3.9
                                                               ==== ==== ====

   Certain securitization trusts, such as credit cards, are established at fixed levels and due to the revolving nature of the underlying receivables require the sale of new receivables into the trust to replace receivable runoff. These replenishments totaled $24.4 billion in 2001, $8.1 billion in 2000 and $7.8 billion in 1999.

   The following table summarizes the expected amortization of our securitizations by type:

                                              At December 31, 2001
                         ---------------------------------------------------------------
                           2002     2003     2004     2005    2006  Thereafter   Total
                         -------- -------- -------- -------- ------ ---------- ---------
                                                  (In millions)
Real estate secured..... $  295.1 $  304.8 $  217.9 $   44.0     --      --    $   861.8
Auto finance............  1,256.4  1,211.4    712.4    846.4     --      --      4,026.6
MasterCard/Visa.........  4,345.5  1,207.1  1,394.9  2,010.0 $ 90.0      --      9,047.5
Private label...........    336.5  1,001.8    811.7       --     --      --      2,150.0
Personal non-credit card  1,874.5  1,057.1    482.9    124.7   83.1   $51.1      3,673.4
                         -------- -------- -------- -------- ------   -----    ---------
Total................... $8,108.0 $4,782.2 $3,619.8 $3,025.1 $173.1   $51.1    $19,759.3
                         ======== ======== ======== ======== ======   =====    =========

   At December 31, 2001, the expected weighted-average remaining life of these transactions was 1.7 years.

   We issued securities backed by dedicated home equity loan receivables of $1.6 billion in 2001 and $.5 billion in 1999. In order to facilitate these transactions, the home equity loan receivables were conveyed to a wholly owned limited purpose finance subsidiary which in turn conveyed the receivables to Household Home Equity Loan Trusts to support the issuance of certificates from the trust. For accounting purposes, the transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate receivables included closed-end real estate secured receivables totaling $1.7 billion at December 31, 2001 and $.4 billion at December 31, 2000 which secured the outstanding debt related to these transactions.

   The securities issued with our securitizations may payoff sooner than originally scheduled if certain events occur. For MasterCard and Visa, private label, real estate secured and personal non-credit card securitizations, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. For certain auto securitizations, early payoff of securities may occur if established delinquency or loss levels are exceeded. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through new securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have more than adequate sources of funds if an early payoff event occurred.

   At December 31, 2001, we had facilities with commercial banks under which we may securitize up to $12.6 billion of receivables. The facilities are renewable on an annual basis at the banks' option. At December 31, 2001, $10.3 billion of receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing bank lines and new debt issuances, we believe we would continue to have more than adequate sources of funds if one or more of these facilities were unable to be renewed.


                                RISK MANAGEMENT

   We have a comprehensive program to address potential financial risks, such as liquidity, interest rate, currency and credit risk. The Finance Committee of the Board of Directors of Household International annually sets acceptable limits for each of these risks for each of Household International's subsidiaries. The limits are reviewed semi-annually. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

   Because we are predominantly capital markets funded, our ability to ensure continuous access to these markets and maintain a diversified funding base is important in meeting our funding needs. We have never experienced funding difficulties. Over the past two years, we have worked with a number of investment banks to identify and implement the strategic initiatives required to enhance future market access. Our ability to issue debt at competitive prices is influenced by rating agencies' views of our credit quality, liquidity, capital and earnings. As a result, we maintain close working relationships with each rating agency to secure the highest possible rating on our debt and asset backed securities. Additionally, access to capital markets is dependent upon a well-informed investor base. We maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance. The ability to fund our operations, however, can be influenced by factors outside of our control such as the events of September 11, 2001 and the Russian financial crisis that occurred in the fall of 1998. In both of these situations, we adjusted our debt issuance plans as the debt markets changed and readily achieved our funding goals. Our contingency funding plans contemplate short and long-term market interruptions resulting from both general market events and events specific to us or to our parent. Any shortfalls created by these interruptions could be mitigated through access to alternative sources of secured funding, asset sales and/or reductions in receivable growth rates. We currently are not aware of any trends or events that will result in or that are reasonably likely to result in a material change in our liquidity.

   Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest margin. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. We validate the accuracy of our models by comparing actual results to those previously predicted by the model. At December 31, 2001, our interest rate risk levels were substantially below those allowed by our existing policy.

   We estimate that our after-tax earnings would decline by about $70 million at December 31, 2001 and $75 million at December 31, 2000 following a gradual 200 basis point increase in interest rates over a twelve month period and would increase by about $69 million at December 31, 2001 and $77 million at December 31, 2000 following a gradual 200 basis point decrease in interest rates. These estimates include the impact of the derivative positions we have entered into. As a result, the decline in our earnings following a gradual 200 basis point increase would be higher had those derivative positions not been entered into. These estimates also assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

   We generally fund our assets with liabilities that have similar interest rate features. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. We use derivative financial instruments, principally swaps, to manage these exposures, as well as our liquidity position. Generally, we use derivatives that are either effective hedges, of which 94 percent qualify for the short-cut method of accounting under FAS No. 133, or are short-term (less than one year) economic hedges which offset the economic risk inherent in our balance sheet. As a result, we do not believe that using these derivatives will result in a material mark-to-market income adjustment in any period.

   The primary exposure on our interest rate swap portfolio is credit risk. Credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control the credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 2001, substantially all of our derivative counterparties were rated AA- or better. Certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. We have never suffered a loss due to counterparty failure.

   We also use interest rate futures, interest rate forwards and purchased options to reduce interest rate risk. We use these instruments to hedge interest rate changes on our variable rate assets and liabilities. For example, short-term borrowings expose us to interest rate risk because the interest rate we must pay to others may change faster than the rate we receive from borrowers on the assets our borrowings are funding. Futures, forwards and options are used to fix our interest cost on these borrowings at a desired rate and are held until the interest rate on the variable rate asset or liability changes. We then terminate, or close out, the derivative financial instrument. These terminations are necessary because the date the interest rate changes is usually not the same as the expiration date of the derivative contracts.

   Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into currency swaps to minimize currency risk associated with changes in the value of foreign-denominated assets or liabilities. These swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars.

   See Note 9 to the accompanying consolidated financial statements, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional information related to interest rate risk management and Note 10, "Fair Value of Financial Instruments," for information regarding the fair value of certain financial instruments.

                               GLOSSARY OF TERMS

   Acquired Intangibles and Goodwill--Intangible assets represent the market value premium attributable to our credit card accounts in excess of the aggregate outstanding managed credit card loans acquired. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

   Affinity Credit Card--A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Plus(R) (UP) Credit Card Program).

   Auto Finance Loans--Closed-end loans secured by a first lien on a vehicle.

   Co-Branded Credit Card--A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card(R)). The account holder typically receives some form of added benefit for using the card.

   Consumer Net Charge-off Ratio--Net charge-offs of consumer receivables divided by average consumer receivables outstanding.

   Contractual Delinquency--A method of determining aging of past due accounts based on the status of payments under the loan.

   Efficiency Ratio--Ratio of operating expenses to net interest margin and other revenues less policyholders' benefits.

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

   Interest-only Strip Receivables--Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

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

   Net Interest Margin--Interest income from receivables and noninsurance investment securities reduced by interest expense.

   Nonaccrual Loans--Loans on which we no longer accrue interest because ultimate collection is unlikely.

   Options--A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

   Owned Receivables--Receivables held on our balance sheet.

   Personal Homeowner Loan ("PHL")--A real estate loan that has been underwritten and priced as an unsecured loan. These loans are reported as personal non-credit card receivables.

   Personal Non-Credit Card Receivables--Unsecured lines of credit or closed-end loans made to individuals.

   Private Label Credit Card--A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

   Products Per Customer--A measurement of the number of products held by an individual customer whose borrowing relationship with Household is considered in good standing. Products include all loan and insurance products.

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

   Return on Average Common Shareholder's Equity--Net income divided by average common shareholder's equity.

   Return on Average Managed Assets--Net income divided by average managed assets.

   Return on Average Owned Assets--Net income divided by average owned assets.

   Secured Financing--The process where interests in a dedicated pool of financial assets, such as real estate secured receivables, are sold to investors. Typically, the receivables are transferred to a trust that issues interests that are sold to investors. The receivables and related debt remain on our balance sheet.

   Securitization--The process where interests in a dedicated pool of financial assets, such as credit card, auto or personal non-credit card receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors. The receivables are then removed from our historical owned basis balance sheet.

   Securitization Revenue--Includes income associated with the current and prior period securitizations and sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                    CREDIT QUALITY STATISTICS--OWNED BASIS

                                                                              At December 31,
                                                                        unless otherwise indicated
                                                                ------------------------------------------
                                                                    2001            2000          1999
                                                                  --------        --------      --------
                                                                (All dollar amounts are stated in millions
Owned Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured............................................    2.89 %          2.75 %        3.16 %
Auto finance...................................................     2.90            2.66          2.03
MasterCard/Visa................................................     6.14            3.47          5.00
Private label..................................................    10.36           11.24         10.18
Personal non-credit card.......................................    10.43            8.91         10.51
                                                                  --------        --------      --------
Total consumer.................................................    5.22 %          4.71 %        5.58 %
                                                                  ========        ========      ========
Ratio of Owned Net Charge-offs to Average Owned Receivables for the Year
Real estate secured............................................     .57 %           .45 %         .49 %
Auto finance...................................................     4.04            3.43          3.42
MasterCard/Visa................................................     7.10            7.77         11.86
Private label..................................................    10.38            9.78          7.66
Personal non-credit card.......................................     8.37            8.33          7.55
                                                                  --------        --------      --------
Total consumer.................................................     3.58            3.58          3.98
Commercial.....................................................     2.11            2.67           .75
                                                                  --------        --------      --------
Total..........................................................    3.57 %          3.56 %        3.93 %
                                                                  ========        ========      ========
Nonaccrual Owned Receivables
Real estate secured............................................ $  905.7        $  689.2      $  531.0
Auto finance...................................................     67.6            43.6          24.9
Private label..................................................     38.6            47.6          58.1
Personal non-credit card.......................................    832.4           623.1         538.3
                                                                  --------        --------      --------
Total consumer.................................................  1,844.3         1,403.5       1,152.3
Commercial.....................................................      9.2            30.7          31.4
                                                                  --------        --------      --------
Total.......................................................... $1,853.5        $1,434.2      $1,183.7
                                                                  ========        ========      ========
Accruing Owned Receivables 90 or More Days Delinquent
MasterCard/Visa................................................ $  344.3        $  351.6      $  385.8
Private label..................................................    462.0           128.7         122.6
                                                                  --------        --------      --------
Total.......................................................... $  806.3        $  480.3      $  508.4
                                                                  ========        ========      ========
Real Estate Owned.............................................. $  392.6        $  332.1      $  266.6
                                                                  ========        ========      ========
Renegotiated Commercial Loans.................................. $    2.1        $   12.3      $   12.3
                                                                  ========        ========      ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   CREDIT QUALITY STATISTICS--MANAGED BASIS

                                                                              At December 31,
                                                                        unless otherwise indicated
                                                                ------------------------------------------
                                                                    2001            2000          1999
                                                                  --------        --------      --------
                                                                (All dollar amounts are stated in millions
Managed Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured............................................    2.94 %          2.82 %        3.34 %
Auto finance...................................................     3.15            2.63          2.44
MasterCard/Visa................................................     4.24            2.72          3.46
Private label..................................................     8.33            9.51          9.30
Personal non-credit card.......................................    10.07            8.89          9.83
                                                                  --------        --------      --------
Total consumer.................................................    4.96 %          4.51 %        5.45 %
                                                                  ========        ========      ========
Ratio of Managed Net Charge-offs to Average Managed Receivables for the Year
Real estate secured............................................     .58 %           .48 %         .56 %
Auto finance...................................................     5.36            4.90          4.96
MasterCard/Visa................................................     5.92            5.52          8.04
Private label..................................................     8.43            8.92          7.50
Personal non-credit card.......................................     8.25            8.21          7.51
                                                                  --------        --------      --------
Total consumer.................................................     4.04            3.93          4.20
Commercial.....................................................     2.11            2.67           .75
                                                                  --------        --------      --------
Total..........................................................    4.03 %          3.92 %        4.16 %
                                                                  ========        ========      ========
Nonaccrual Managed Receivables
Real estate secured............................................ $  939.7        $  732.7      $  625.4
Auto finance...................................................    200.2           114.3          73.9
Private label..................................................     38.6            47.6          58.1
Personal non-credit card.......................................  1,104.3           898.1         821.3
                                                                  --------        --------      --------
Total consumer.................................................  2,282.8         1,792.7       1,578.7
Commercial.....................................................      9.2            30.7          31.4
                                                                  --------        --------      --------
Total.......................................................... $2,292.0        $1,823.4      $1,610.1
                                                                  ========        ========      ========
Accruing Managed Receivables 90 or More Days Delinquent
MasterCard/Visa................................................ $  502.9        $  414.5      $  429.3
Private label..................................................    519.4           276.2         176.5
                                                                  --------        --------      --------
Total.......................................................... $1,022.3        $  690.7      $  605.8
                                                                  ========        ========      ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          2001--Three Months Ended            2000--Three Months Ended
                                     ----------------------------------- -----------------------------------
                                       Dec.    Sept.     June    March     Dec.    Sept.     June    March
                                     -------- -------- -------- -------- -------- -------- -------- --------
                                                   (All dollar amounts are stated in millions)
Finance and other interest income... $2,029.7 $1,940.7 $1,857.2 $1,811.1 $1,836.6 $1,685.3 $1,541.4 $1,433.0
Interest expense....................    709.5    767.5    777.3    825.5    851.9    767.3    679.8    596.2
                                     -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin.................  1,320.2  1,173.2  1,079.9    985.6    984.7    918.0    861.6    836.8
Provision for credit losses on owned
 receivables........................    749.8    530.2    488.6    548.8    430.9    363.1    349.6    420.6
                                     -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin after provision
 for credit losses..................    570.4    643.0    591.3    436.8    553.8    554.9    512.0    416.2
                                     -------- -------- -------- -------- -------- -------- -------- --------
Securitization revenue..............    414.3    351.5    306.3    306.3    321.2    210.0    200.8    200.8
Insurance revenue...................    129.0    125.7    118.6    115.9    106.9    104.6     91.6     91.7
Investment income...................     42.2     38.7     34.2     38.3     43.6     40.8     38.1     36.5
Fee income..........................    132.8    114.4     94.4    117.7    105.8     88.2     73.0     94.0
Other income........................     16.3     40.3     46.6    105.6      4.2     20.0     25.6     58.7
                                     -------- -------- -------- -------- -------- -------- -------- --------
Total other revenues................    734.6    670.6    600.1    683.8    581.7    463.6    429.1    481.7
                                     -------- -------- -------- -------- -------- -------- -------- --------
Salaries and fringe benefits........    333.0    312.8    306.6    294.3    257.2    239.3    233.4    225.5
Sales incentives....................     67.8     71.5     71.2     52.4     47.7     50.7     54.3     40.9
Occupancy and equipment expense.....     65.3     64.6     64.0     64.3     58.9     60.3     59.8     60.0
Other marketing expenses............     45.2     54.9     49.5     62.4     38.0     47.1     53.3     52.9
Other servicing and administrative
  expenses..........................     96.0     75.4     66.3     82.3     60.0     31.6     43.2     72.5
Amortization of acquired intangibles
  and goodwill......................     34.0     33.9     33.9     35.4     35.4     35.4     35.4     40.8
                                     -------- -------- -------- -------- -------- -------- -------- --------
Policyholders' benefits.............     72.5     66.4     62.6     66.6     59.1     60.5     55.5     56.6
                                     -------- -------- -------- -------- -------- -------- -------- --------
Total costs and expenses............    713.8    679.5    654.1    657.7    556.3    524.9    534.9    549.2
                                     -------- -------- -------- -------- -------- -------- -------- --------
Income before income taxes..........    591.2    634.1    537.3    462.9    579.2    493.6    406.2    348.7
Income taxes........................    206.6    223.6    186.1    161.6    207.9    174.9    141.2    118.2
                                     -------- -------- -------- -------- -------- -------- -------- --------
Net income.......................... $  384.6 $  410.5 $  351.2 $  301.3 $  371.3 $  318.7 $  265.0 $  230.5
                                     ======== ======== ======== ======== ======== ======== ======== ========

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   The Board of Directors of Household Finance Corporation on March 21, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as independent public accountants for Household Finance Corporation and its subsidiaries and authorized the engagement of KPMG LLP to serve as independent public accountants for 2002.

   Andersen's reports on HFC's consolidated financial statements for the two most recent fiscal years ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

   During HFC's two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on HFC's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

   HFC has provided Andersen with a copy of this disclosure. Attached as
Exhibit 16 is a copy of Andersen's letter, dated March 21, 2002, stating its agreement with such statements.

   During HFC's two most recent fiscal years and through the date of this Form 10-K, HFC did not consult KPMG LLP regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

         Report of Independent Public Accountants.

         Consolidated Statements of Income for the Three Years Ended December 31, 2001.

         Consolidated Balance Sheets, December 31, 2001 and 2000.

         Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001.

         Consolidated Statements of Changes in Common Shareholder's Equity for
         the Three Years Ended   December 31, 2001.

         Notes to Consolidated Financial Statements.

         Selected Quarterly Financial Data (Unaudited).

(b) Reports on Form 8-K.

   HFC did not file any current reports on Form 8-K during the three months ended December 31, 2001.

(c) Exhibits.

  3(i)    Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

  3(ii)   Bylaws of Household Finance Corporation.

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

  16      Letter re change in certifying accountant.

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

                                          HOUSEHOLD FINANCE CORPORATION

Dated: March 21, 2001

                                                     /S/  G. D. GILMER
                                          By: _______________________________
                                             G. D. Gilmer, President and Chief
                                                     Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household Finance Corporation and in the capacities and on the dates indicated.

          Signature                       Title
          ---------                       -----

      /S/  G. D. GILMER       President and Chief Executive )
----------------------------- Officer, Director             )
        G. D. Gilmer                                        )
                                                            )
                                                            )
                                                            )
     /S/  W. F. ALDINGER      Director                      )
-----------------------------                               )
       W. F. Aldinger                                       }
                                                            )
    /S/  D. A. SCHOENHOLZ     Executive Vice President and  )
----------------------------- Chief Financial Officer,      )
      D. A. Schoenholz        Director (also the principal  )
                              financial and accounting      )
                              officer)                      )   Dated: March 21, 2002
                                                            )
      /S/  J. A. VOZAR        Vice President and Director   )
-----------------------------                               )
         J. A. Vozar                                        )

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Household Finance Corporation:

   We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Household Finance Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Household Finance Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 14, 2002

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Year ended December 31
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (In millions)
Finance and other interest income.................... $7,638.7 $6,496.3 $5,207.1
Interest expense.....................................  3,079.8  2,895.2  2,152.7
                                                      -------- -------- --------
Net interest margin..................................  4,558.9  3,601.1  3,054.4
Provision for credit losses on owned receivables.....  2,317.4  1,564.2  1,407.4
                                                      -------- -------- --------
Net interest margin after provision for credit losses  2,241.5  2,036.9  1,647.0
                                                      -------- -------- --------
Securitization revenue...............................  1,378.4    932.8    794.9
Insurance revenue....................................    489.2    394.8    357.7
Investment income....................................    153.4    159.0    154.4
Fee income...........................................    459.3    361.0    414.1
Other income.........................................    208.8    108.5    164.9
                                                      -------- -------- --------
   Total other revenues..............................  2,689.1  1,956.1  1,886.0
                                                      -------- -------- --------
Salaries and fringe benefits.........................  1,246.7    955.4    824.5
Sales incentives.....................................    262.9    193.6    140.4
Occupancy and equipment expense......................    258.2    239.0    218.8
Other marketing expenses.............................    212.0    191.3    158.6
Other servicing and administrative expenses..........    320.0    207.3    252.0
Amortization of acquired intangibles and goodwill....    137.2    147.0    143.3
Policyholders' benefits..............................    268.1    231.7    224.7
                                                      -------- -------- --------
   Total costs and expenses..........................  2,705.1  2,165.3  1,962.3
                                                      -------- -------- --------
Income before income taxes...........................  2,225.5  1,827.7  1,570.7
Income taxes.........................................    777.9    642.2    550.8
                                                      -------- -------- --------
   Net income........................................ $1,447.6 $1,185.5 $1,019.9
                                                      ======== ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                          At December 31
                                                                                 --------------------------------
                                                                                      2001             2000
                                                                                    ---------        ---------
                                                                                 (In millions, except share data)
                                    Assets
Cash............................................................................ $   565.6        $   269.5
Investment securities...........................................................   2,877.1          3,217.4
Receivables, net................................................................  63,062.5         50,498.5
Advances to parent company and affiliates.......................................     269.7            504.6
Acquired intangibles and goodwill, net..........................................   1,290.9          1,426.0
Properties and equipment, net...................................................     395.6            368.0
Real estate owned...............................................................     392.6            332.1
Other assets....................................................................   2,053.4          1,975.0
                                                                                    ---------        ---------
       Total assets............................................................. $70,907.4        $58,591.1
                                                                                    =========        =========

                     Liabilities and Shareholder's Equity
Debt:
   Commercial paper, bank and other borrowings.................................. $ 9,075.6        $ 8,829.4
   Senior and senior subordinated debt (with original maturities over one year).  51,174.8         40,575.9
                                                                                    ---------        ---------
Total debt......................................................................  60,250.4         49,405.3
Insurance policy and claim reserves.............................................     887.3            891.8
Other liabilities...............................................................   2,067.8            944.8
                                                                                    ---------        ---------
Total liabilities...............................................................  63,205.5         51,241.9
Common shareholder's equity:
   Common stock, $1.00 par value, 1,000 shares authorized, issued and
     outstanding at December 31, 2001 and 2000, and additional paid-in capital..   3,553.3          3,503.3
   Retained earnings............................................................   4,611.4          3,813.8
   Accumulated other comprehensive income (loss)................................    (462.8)            32.1
                                                                                    ---------        ---------
Total common shareholder's equity...............................................   7,701.9          7,349.2
                                                                                    ---------        ---------
       Total liabilities and shareholder's equity............................... $70,907.4        $58,591.1
                                                                                    =========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended December 31
                                                                        ---------------------------------
                                                                           2001        2000       1999
                                                                        ----------  ----------  ---------
                                                                                  (In millions)
Cash Provided by Operations:
Net income............................................................. $  1,447.6  $  1,185.5  $ 1,019.9
Adjustments to reconcile net income to net cash provided by operations:
   Provision for credit losses on owned receivables....................    2,317.4     1,564.2    1,407.4
   Insurance policy and claim reserves.................................      221.5        68.6      161.7
   Depreciation and amortization.......................................      261.6       261.4      271.8
   Deferred income tax provision (benefit).............................     (111.8)      196.0       16.1
   Interest-only strip receivables, net change.........................      (99.1)     (157.3)      (9.6)
   Other, net..........................................................      512.7       (75.2)    (426.0)
                                                                        ----------  ----------  ---------
Cash provided by operations............................................    4,549.9     3,043.2    2,441.3
                                                                        ----------  ----------  ---------
Investments in Operations:
Investment securities:
   Purchased...........................................................   (1,520.5)     (595.8)  (1,279.5)
   Matured.............................................................      316.5       271.8      675.2
   Sold................................................................      684.1       229.5      732.2
Short-term investment securities, net change...........................      895.9      (832.5)     481.3
Receivables:
   Originations, net...................................................   (6,655.5)  (10,140.5)  (7,865.4)
   Purchases and related premiums......................................  (39,405.9)  (17,290.2)  (5,164.8)
   Sold................................................................   30,982.7    13,702.4    7,503.7
Acquisition of business operations.....................................         --          --      (58.4)
Properties and equipment purchased.....................................     (133.4)     (135.1)     (93.8)
Properties and equipment sold..........................................        2.1        13.6       27.5
Advances to parent company and affiliates, net change..................      234.9       187.2     (212.8)
                                                                        ----------  ----------  ---------
Cash decrease from investments in operations...........................  (14,599.1)  (14,589.6)  (5,254.8)
                                                                        ----------  ----------  ---------
Financing and Capital Transactions:
Short-term debt, net change............................................      246.2        46.5    1,637.1
Senior and senior subordinated debt issued.............................   19,179.6    20,501.3    9,232.3
Senior and senior subordinated debt retired............................   (8,382.6)  (10,232.9)  (6,102.2)
Policyholders' benefits paid...........................................      (97.9)     (111.3)    (113.9)
Cash received from policyholders.......................................         --          .1       22.0
Capital contributions from parent company..............................       50.0       550.0         --
Dividends paid to parent company.......................................     (650.0)     (425.0)    (803.0)
                                                                        ----------  ----------  ---------
Cash increase from financing and capital transactions..................   10,345.3    10,328.7    3,872.3
                                                                        ----------  ----------  ---------
Increase (decrease) in cash............................................      296.1    (1,217.7)   1,058.8
Cash at January 1......................................................      269.5     1,487.2      428.4
                                                                        ----------  ----------  ---------
Cash at December 31.................................................... $    565.6  $    269.5  $ 1,487.2
                                                                        ==========  ==========  =========
Supplemental Cash Flow Information:
Interest paid.......................................................... $  3,427.5  $  2,931.8  $ 2,200.1
Income taxes paid......................................................      745.8       392.6      317.3
                                                                        ----------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                          COMMON SHAREHOLDER'S EQUITY

                                                               Common
                                                             Stock and             Accumulated      Total
                                                             Additional               Other        Common
                                                              Paid-in   Retained  Comprehensive Shareholder's
                                                              Capital   Earnings   Income (1)      Equity
                                                             ---------- --------  ------------- -------------
                                                               (All dollar amounts are stated in millions)
Balance at December 31, 1998                                  $2,960.3  $2,836.4     $  13.7      $5,810.4
Net income..................................................             1,019.9                   1,019.9
Other comprehensive income, net of tax:
   Unrealized losses on investments and interest-only strip
     receivables, net of reclassification adjustment........                           (92.5)        (92.5)
   Foreign currency translation adjustments.................                             1.2           1.2
                                                                                                  --------
Total comprehensive income..................................                                         928.6
Dividends paid to parent company............................              (803.0)                   (803.0)
Premiums on related party sale..............................      (4.8)                               (4.8)
                                                              --------  --------     -------      --------
Balance at December 31, 1999                                   2,955.5   3,053.3       (77.6)      5,931.2
Net income..................................................             1,185.5                   1,185.5
Other comprehensive income, net of tax:
   Unrealized gains on investments and interest-only strip
     receivables, net of reclassification adjustment........                            95.1          95.1
   Foreign currency translation adjustments.................                            14.6          14.6
                                                                                                  --------
Total comprehensive income..................................                                       1,295.2
Dividends paid to parent company............................              (425.0)                   (425.0)
Contribution of capital from parent company.................     550.0                               550.0
Premiums on related party sale..............................      (2.2)                               (2.2)
                                                              --------  --------     -------      --------
Balance at December 31, 2000                                   3,503.3   3,813.8        32.1       7,349.2
Net income..................................................             1,447.6                   1,447.6
Other comprehensive income, net of tax:
   Cumulative effect of change in accounting principle
     (FAS No. 133)..........................................                          (230.0)       (230.0)
   Unrealized losses on cash flow hedging instruments, net
     of reclassification adjustment.........................                          (415.6)       (415.6)
   Unrealized gains on investments and interest-only strip
     receivables, net of reclassification adjustment........                           154.6         154.6
   Foreign currency translation adjustments.................                            (3.9)         (3.9)
                                                                                                  --------
Total comprehensive income..................................                                         952.7
Dividends paid to parent company............................              (650.0)                   (650.0)
Contribution of capital from parent company.................      50.0                                50.0
                                                              --------  --------     -------      --------
Balance at December 31, 2001                                  $3,553.3  $4,611.4     $(462.8)     $7,701.9
                                                              ========  ========     =======      ========

--------
(1) Accumulated other comprehensive includes the following:

                                                                                      At December 31
                                                                              -----------------------------
                                                                               2001    2000   1999    1998
                                                                              -------  ----- -------  -----
                                                                                      (In millions)
Unrealized losses on cash flow hedging instruments........................... $(645.6)    --      --     --
Unrealized gains (losses) on investments and interest-only strip receivables:
   Gross unrealized gains (losses)...........................................   288.5  $41.8 $(109.6) $33.7
   Income tax expense (benefit)..............................................   109.3   17.2   (39.1)  11.7
                                                                              -------  ----- -------  -----
   Net unrealized gains (losses).............................................   179.2   24.6   (70.5)  22.0
Cumulative adjustments for foreign currency translation adjustments..........     3.6    7.5    (7.1)  (8.3)
                                                                              -------  ----- -------  -----
                                                                              $(462.8) $32.1 $ (77.6) $13.7
                                                                              =======  ===== =======  =====

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                          COMMON SHAREHOLDER'S EQUITY

Comprehensive Income

   We adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The adoption was accounted for as a cumulative effect of a change in accounting principle. The table below discloses reclassification adjustments and the related tax effects allocated to each component of other comprehensive income (expense) including the adoption of FAS No. 133 and unrealized gains (losses) on cash flow hedging instruments in 2001, unrealized gains (losses) on investments and interest-only strip receivables and foreign currency translation adjustments.

                                                                                 Year ended December 31
                                                                             ------------------------------
                                                                                           Tax
                                                                                        (Expense)
                                                                             Before-Tax  Benefit  Net-of-Tax
                                                                             ---------- --------- ----------
                                                                                      (In millions)
1999
Unrealized losses on investments and interest-only strip receivables:
   Unrealized holding losses arising during the period...................... $  (133.9)  $  47.5   $ (86.4)
   Less: Reclassification adjustment for gains realized in net income.......      (9.4)      3.3      (6.1)
                                                                             ---------   -------   -------
   Net unrealized losses on investments and interest-only strip receivables.    (143.3)     50.8     (92.5)
Foreign currency translation adjustments....................................       1.7       (.5)      1.2
                                                                             ---------   -------   -------
Other comprehensive expense................................................. $  (141.6)  $  50.3   $ (91.3)
                                                                             =========   =======   =======
2000
Unrealized gains on investments and interest-only strip receivables:
   Unrealized holding gains arising during the period....................... $   152.2   $ (56.6)  $  95.6
   Less: Reclassification adjustment for gains realized in net income.......       (.8)       .3       (.5)
                                                                             ---------   -------   -------
   Net unrealized gains on investments and interest-only strip receivables..     151.4     (56.3)     95.1
Foreign currency translation adjustments....................................      23.5      (8.9)     14.6
                                                                             ---------   -------   -------
Other comprehensive income.................................................. $   174.9   $ (65.2)  $ 109.7
                                                                             =========   =======   =======
2001
Unrealized gains (losses) on cash flow hedging instruments:
   Cumulative effect of change in accounting principle (FAS No. 133)........ $  (358.5)  $ 128.5   $(230.0)
   Net losses arising during the period.....................................  (1,032.5)    370.1    (662.4)
   Less: Reclassification adjustment for losses realized in net income......     384.7    (137.9)    246.8
                                                                             ---------   -------   -------
   Net losses on cash flow hedging instruments..............................  (1,006.3)    360.7    (645.6)
                                                                             ---------   -------   -------
Unrealized gains on investments and interest-only strip receivables:
   Unrealized holding gains arising during the period.......................     257.9     (96.0)    161.9
   Less: Reclassification adjustment for gains realized in net income.......     (11.2)      3.9      (7.3)
                                                                             ---------   -------   -------
   Net unrealized gains on investments and interest-only strip receivables..     246.7     (92.1)    154.6
Foreign currency translation adjustments....................................      (6.1)      2.2      (3.9)
                                                                             ---------   -------   -------
Other comprehensive expense................................................. $  (765.7)  $ 270.8   $(494.9)
                                                                             =========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Household Finance Corporation ("HFC" or "the company") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC is a leading provider of consumer lending products to middle-market consumers in the United States. HFC may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, and personal non-credit card loans. We also offer tax refund anticipation loans in the United Sates and credit and specialty insurance in the United States and Canada. We have one reportable segment: Consumer, which includes our branch-based consumer lending, mortgage services, retail services, credit card services and auto finance businesses.

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

   Investment Securities. We maintain investment portfolios (comprised primarily of debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2001 and 2000. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

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

   Receivables. Receivables are carried at amortized cost. Finance income is recognized using the effective yield method. Premiums and discounts on purchased receivables are recognized as adjustments to the yield of the related receivables. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Net deferred annual fees related to these receivables totaled $87.5 million at December 31, 2001 and $3.0 million at December 31, 2000.

   Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets, since payments on such policies generally are used to reduce outstanding receivables.

--------
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Provision and Credit Loss Reserves. Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors, such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods and for customers benefiting from account management decisions. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

   Our charge-off policy for consumer receivables varies by product. Unsecured receivables are written off at the following stages of contractual delinquency:
MasterCard and Visa-6 months; private label-9 months; and personal non-credit card-9 months and no payment received in 6 months, but in no event to exceed 12 months. For real estate secured receivables, carrying values in excess of net realizable value are charged off at the time of foreclosure or when settlement is reached with the borrower. For loans secured by automobiles, carrying values in excess of net realizable value are charged off at the earlier of repossession and sale of the collateral, the collateral being in our possession for more than 90 days, or the loan becoming 150 days contractually delinquent. Charge-offs may occur sooner for certain consumer receivables involving a bankruptcy. Our policies for consumer loans permit reset of the contractual delinquency status of an account to current, subject to certain limits, if a predetermined number of consecutive payments has been received and there is evidence that the reason for the delinquency has been cured. Such reaging policies vary by product and are designed to manage customer relationships and ensure maximum collections. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

   Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on real estate secured, personal non-credit card and commercial loans when principal or interest payments are more than three months contractually past due. For MasterCard and Visa and private label credit card receivables, interest continues to accrue until the receivable is charged off. For auto finance receivables, accrual of interest income is discontinued when payments are more than two months contractually past due. Accrual of income on nonaccrual real estate secured and personal homeowner loans ("PHLs") is resumed if the receivable becomes less than three months contractually delinquent and on auto finance loans when the loan becomes less than two months contractually delinquent. Interest on nonaccrual personal non-credit card receivables other than PHLs is recorded as collected. Accrual of income on nonaccrual commercial loans is resumed if the loan becomes contractually current. Cash payments received on nonaccrual commercial loans are either applied against principal or reported as interest income, according to our judgment as to the collectibility of principal.

   Receivables Sold and Serviced with Limited Recourse and Securitization Revenue. Certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale, net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

   In connection with these transactions we record an interest-only strip receivable, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

   In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" ("FAS No. 140"). FAS No. 140 revised the standards for accounting for securitizations and requires certain disclosures. We adopted the nondisclosure related provisions of FAS No. 140 as required on April 1, 2001. The adoption did not have a significant effect on our operations.

   Properties and Equipment. Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

   Repossessed Collateral. Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate and related gains and losses on disposition, are credited or charged to operations as incurred as a component of operating expense. Repossessed vehicles, net of loss reserves when applicable, are recorded at the lower of the estimated fair market value or the outstanding receivable balance.

   Insurance. Insurance revenues on revolving credit insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and terms of the underlying contracts. Liabilities for credit insurance policies are based upon estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

   Acquired Intangibles and Goodwill. Acquired intangibles consist of acquired credit card relationships which are amortized on a straight-line basis over their estimated useful lives. These lives vary by portfolio and initially ranged from 4 to 15 years. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and was amortized on a straight-line basis over periods not exceeding 25 years through December 31, 2001. Acquired intangibles are reviewed for impairment using discounted cash flows and goodwill using undiscounted cash flows whenever events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 eliminated the pooling of interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We had no acquisitions during 2001 which were affected by FAS No. 141. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. The adoption is expected to increase net income by $31.5 million annually.

   Derivative Financial Instruments. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), as amended. Under FAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other income in the current period.

   We formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

   When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income will be reclassified into income as earnings are impacted by the variability in the cash flows of the hedged item.

   If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to accumulated other comprehensive income are the same as described above when a derivative no longer qualifies as an effective hedge.

   If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The hedged

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES item, including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

   The adoption of FAS No. 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of the adoption was not material to earnings and reduced common shareholder's equity by $230 million. The adjustment to common shareholder's equity was recorded as a component of accumulated other comprehensive income and was made to recognize at fair value all derivatives that were designated as cash flow hedging instruments. During 2001, approximately $109 million in derivative losses associated with the transition adjustment were reclassified into earnings. These losses were offset by decreased interest expense associated with the variable cash flows of the hedged items and resulted in no economic impact to our earnings. Derivative gains associated with the transition adjustment reclassified into earnings during 2001 were not material.

   Foreign Currency Translation. We have credit and specialty insurance operations in Canada. The functional currency for our Canadian insurance operations is the Canadian dollar. Assets and liabilities of this business are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. Resulting translation adjustments are accumulated in common shareholder's equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in income as they occur.

   Premiums on Related Party Sales. Receivables are purchased from affiliates at fair market value. Premiums are recorded when the fair market value exceeds the carrying value of receivables purchased. Prior to April 2000, these premiums were included as a reduction of paid-in capital, net of related tax effects. Effective April 1, 2000, these premiums are recognized as adjustments of the yield of the related receivables.

   Income Taxes. HFC and its non-insurance subsidiaries are included in Household International's consolidated federal income tax return and in various consolidated state income tax returns. In addition, HFC files some unconsolidated state and federal tax returns. Federal income taxes are accounted for utilizing the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Investment tax credits generated by leveraged leases are accounted for using the deferral method.

2. Business Combinations, Acquisitions and Divestitures

   In August 1999, we acquired all of the outstanding capital stock of Decision One Mortgage Company LLC ("Decision One") for approximately $60 million in common stock and cash. Decision One originates loans through a 30-state broker network and packages them for sale to investors. The acquisition was accounted for as a purchase and, accordingly, earnings from Decision One have been included in our results of operations subsequent to the acquisition date.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

3. Investment Securities

                                                            At December 31
                                                           -----------------
                                                             2001     2000
                                                           -------- --------
                                                             (in millions)
    Available-For-Sale Investments
       Marketable equity securities....................... $   21.2 $   24.9
       Corporate debt securities..........................  2,051.8  1,867.6
       U.S. government and federal agency debt securities.    273.3    879.3
       Certificates of deposit............................     82.5     76.8
       Money market funds.................................     79.7    187.5
       Other..............................................    328.7    147.0
                                                           -------- --------
    Subtotal..............................................  2,837.2  3,183.1
    Accrued investment income.............................     39.9     34.3
                                                           -------- --------
           Total investment securities.................... $2,877.1 $3,217.4
                                                           ======== ========

   Proceeds from the sale of available-for-sale investments totaled approximately $.7 billion in 2001, $.2 billion in 2000 and $.7 billion in 1999. Gross gains of $12.9 million in 2001, $2.2 million in 2000 and $12.1 million in 1999 and gross losses of $1.7 million in 2001, $1.4 million in 2000 and $2.7 million in 1999 were realized on those sales.

   The gross unrealized gains (losses) on available-for-sale investment securities were as follows:

                                                          At December 31
                         ---------------------------------------------------------------------------------
                                           2001                                     2000
                         ---------------------------------------- ----------------------------------------
                                                           (In millions)
                                     Gross      Gross                         Gross      Gross
                         Amortized Unrealized Unrealized  Fair    Amortized Unrealized Unrealized  Fair
                           Cost      Gains      Losses    Value     Cost      Gains      Losses    Value
                         --------- ---------- ---------- -------- --------- ---------- ---------- --------
Marketable equity
 securities............. $   24.3       --      $ (3.1)  $   21.2 $   25.8    $  --      $  (.9)  $   24.9
Corporate debt
 securities.............  2,087.3    $31.3       (66.8)   2,051.8  1,942.6     17.4       (92.4)   1,867.6
U.S. government and
 federal................
Agency debt securities..    272.5      2.0        (1.2)     273.3    879.5      1.6        (1.8)     879.3
Certificates of deposit.     82.5       --          --       82.5     76.8       --          --       76.8
Money market funds......     79.7       --          --       79.7    187.5       --          --      187.5
Other...................    323.8      6.2        (1.3)     328.7    146.8       .6         (.4)     147.0
                         --------    -----      ------   -------- --------    -----      ------   --------
Total available-for-sale
 investments............ $2,870.1    $39.5      $(72.4)  $2,837.2 $3,259.0    $19.6      $(95.5)  $3,183.1
                         ========    =====      ======   ======== ========    =====      ======   ========

   See Note 10, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets, liabilities and off-balance sheet financial instruments.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Contractual maturities of and yields on investments in debt securities were as follows:

                                              At December 31, 2001
                            -------------------------------------------------------
                                                         U.S. Government and Federal
                             Corporate Debt Securities     Agency Debt Securities
                            ---------------------------  --------------------------
                            Amortized  Fair              Amortized  Fair
                              Cost     Value   Yield (1)   Cost     Value  Yield (1)
                            --------- -------- --------- ---------  ------ ---------
                                  (All dollar amounts are stated in millions)
Due within 1 year.......... $   49.8  $   50.5   5.10%    $101.0    $101.1   4.16%
After 1 but within 5 years.    804.5     815.2   5.74       84.4      85.3   5.65
After 5 but within 10 years    392.6     394.2   6.51       64.7      64.7   5.07
After 10 years.............    840.4     791.9   6.97       22.4      22.2   6.00
                            --------  --------   ----     ------    ------   ----
   Total................... $2,087.3  $2,051.8   6.36%    $272.5    $273.3   4.99%
                            ========  ========   ====     ======    ======   ====

--------
(1) Computed by dividing annualized interest by the amortized cost of the respective investment securities.

4. Receivables

                                                            At December 31
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
                                                             (In millions)
  Real estate secured................................... $37,198.4  $30,147.9
  Auto finance..........................................   2,332.2    1,643.0
  MasterCard/Visa.......................................   6,942.4    4,495.0
  Private label.........................................   5,986.4    4,588.1
  Personal non-credit card..............................  10,558.6    8,887.2
  Commercial............................................     442.5      508.1
                                                         ---------  ---------
  Total owned receivables...............................  63,460.5   50,269.3
  Accrued finance charges...............................   1,376.9    1,095.9
  Credit loss reserve for owned receivables.............  (2,389.5)  (1,603.9)
  Unearned credit insurance premiums and claims reserves    (750.3)    (622.3)
  Interest-only strip receivables.......................     961.4      594.4
  Amounts due and deferred from receivable sales........     403.5      765.1
                                                         ---------  ---------
  Total owned receivables, net..........................  63,062.5   50,498.5
  Receivables serviced with limited recourse............  19,759.3   18,923.3
                                                         ---------  ---------
     Total managed receivables, net..................... $82,821.8  $69,421.8
                                                         =========  =========

   The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                             At December 31
                                           -------------------
                                             2001      2000
                                           --------- ---------
                                              (In millions)
                  Real estate secured..... $   861.8 $ 1,457.8
                  Auto finance............   4,026.6   2,712.7
                  MasterCard/Visa.........   9,047.5   9,311.7
                  Private label...........   2,150.0   1,650.0
                  Personal non-credit card   3,673.4   3,791.1
                                           --------- ---------
                  Total................... $19,759.3 $18,923.3
                                           ========= =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                             At December 31
                                           -------------------
                                             2001      2000
                                           --------- ---------
                                              (In millions)
                  Real estate secured..... $38,060.2 $31,605.7
                  Auto finance............   6,358.8   4,355.7
                  MasterCard/Visa.........  15,989.9  13,806.7
                  Private label...........   8,136.4   6,238.1
                  Personal non-credit card  14,232.0  12,678.3
                  Commercial..............     442.5     508.1
                                           --------- ---------
                  Managed receivables..... $83,219.8 $69,192.6
                                           ========= =========

   We maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $12.6 billion, of which $10.3 billion were utilized at December 31, 2001. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

   Contractual maturities of owned receivables were as follows:

                                                At December 31, 2001
                         -------------------------------------------------------------------
                           2002      2003      2004     2005     2006   Thereafter   Total
                         --------- --------- -------- -------- -------- ---------- ---------
                                                    (In millions)
Real estate secured..... $10,330.7 $ 7,443.6 $5,366.2 $3,870.5 $2,794.4 $ 7,393.0  $37,198.4
Auto finance............      43.3      74.0    230.8    551.2  1,019.5     413.4    2,332.2
MasterCard/Visa.........     735.9     656.8    585.9    522.8    466.5   3,974.5    6,942.4
Private label...........   2,948.9   1,049.6    300.6    221.7    159.6   1,306.0    5,986.4
Personal non-credit card   2,690.3   2,020.8  1,500.3  1,110.2    822.0   2,415.0   10,558.6
Commercial and other....      35.1      38.5     53.6     36.1     32.6     246.6      442.5
                         --------- --------- -------- -------- -------- ---------  ---------
   Total................ $16,784.2 $11,283.3 $8,037.4 $6,312.5 $5,294.6 $15,748.5  $63,460.5
                         ========= ========= ======== ======== ======== =========  =========

   A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding credit card receivables, approximated 51 percent in 2001 and 53 percent in 2000.

   The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                    At December 31, 2001
                                                  ------------------------
                                                    Over 1 But    Over 5
                                                  Within 5 years  years
                                                  -------------- ---------
                                                       (In millions)
      Receivables at predetermined interest rates   $23,743.8    $ 8,997.6
      Receivables at floating or adjustable rates     7,184.0      6,750.9
                                                    ---------    ---------
         Total...................................   $30,927.8    $15,748.5
                                                    =========    =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Nonaccrual owned consumer receivables totaled $1,844.3 million at December 31, 2001 and $1,403.5 million at December 31, 2000. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $278.0 million in 2001 and $219.9 million in 2000. Interest income that was included in net income, prior to these loans being placed on nonaccrual status, was approximately $153.6 million in 2001 and $122.6 million in 2000.

   Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,062.1 million at December 31, 2001 and $1,001.4 million at December 31, 2000. Interest-only strip receivables also included fair value mark-to-market adjustments of $321.4 million at year-end 2001 and $117.5 million at year-end 2000.

   Amounts due and deferred from receivable sales include certain assets established under the recourse provisions for certain receivable sales, including funds deposited in spread accounts, offset by net customer payments owed to the securitization trustee. Net customer payments owed to the securitization trustee totaled $47.2 million at December 31, 2001 and $61.2 million at December 31, 2000.

   The following table sets forth the activity in the company's credit loss reserves for the periods indicated:

                                                                                   Year ended December 31
                                                                              -------------------------------
                                                                                2001       2000       1999
                                                                              ---------  ---------  ---------
                                                                                       (In millions)
Owned Receivables:
Credit loss reserves at January 1............................................ $ 1,603.9  $ 1,470.7  $ 1,448.9
Provision for credit losses..................................................   2,317.4    1,564.2    1,407.4
Charge-offs..................................................................  (2,126.6)  (1,726.3)  (1,605.7)
Recoveries...................................................................     161.4      136.8      153.9
Other, net...................................................................     433.4      158.5       66.2
                                                                              ---------  ---------  ---------
Total credit loss reserves for owned receivables at December 31..............   2,389.5    1,603.9    1,470.7
                                                                              ---------  ---------  ---------
Receivables Serviced with Limited Recourse:
Credit loss reserves at January 1............................................   1,001.4      737.4      656.4
Provision for credit losses..................................................   1,064.2      858.7      653.4
Charge-offs..................................................................  (1,055.5)    (727.2)    (611.4)
Recoveries...................................................................      57.5       31.6       29.2
Other, net...................................................................      (5.5)     100.9        9.8
                                                                              ---------  ---------  ---------
   Total credit loss reserves for receivables serviced with limited recourse
     at December 31..........................................................   1,062.1    1,001.4      737.4
                                                                              ---------  ---------  ---------
   Total credit loss reserves for managed receivables at December 31......... $ 3,451.6  $ 2,605.3  $ 2,208.1
                                                                              =========  =========  =========

5. Asset Securitizations

   We sell auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of securitized receivables. We also retain rights to future cash flows arising from the receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions typically result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 1, "Summary of Significant Accounting Policies" for further discussion on our accounting for interest-only strip receivables.

   Securitization revenue includes income associated with the current and prior period securitization and sale of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

   Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations completed during the years ended December 31, 2001 and 2000 were as follows:

                                                      Personal
                                         MasterCard/ Non-Credit Private  Auto
                                            Visa        Card     Label  Finance Total
                                         ----------- ---------- ------- ------- ------
2001
Net initial gains (in millions).........   $  7.3      $ 33.5   $ 13.1  $100.3  $154.2
Key economic assumptions: (1)
   Weighted-average life (in years).....      .38        1.24      .85    2.20
   Payment speed........................    93.59%      51.75%   67.06%  34.20%
   Expected credit losses (annual rate).     5.08        7.63     5.49    4.79
   Discount rate on cash flows..........     9.00       11.00    10.00   10.00
   Cost of funds........................     6.15        4.07     5.73    4.54
2000
Net initial gains (in millions).........   $ 37.6      $  8.9   $  8.5  $ 80.4  $135.4
Key economic assumptions: (1)
   Weighted-average life (in years).....      .58        1.18      .93    2.06
   Payment speed........................    84.10%      54.18%   63.97%  33.31%
   Expected credit losses (annual rate).     4.98        7.89     6.60    5.38
   Discount rate on cash flows..........     9.00       11.00    10.00   10.00
   Cost of funds........................     5.90        6.71     6.36    7.12
                                           ------      ------   ------  ------

(1) Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

   Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $24.4 billion in 2001 and $8.1 billion in 2000. Net gains (gross gains less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $521.7 million in 2001 and $174.2 million in 2000.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Cash flows received from securitization trusts were as follows:

                                                      Year ended December 31
                                   ------------------------------------------------------------
                                                Personal
                                   MasterCard/ Non-Credit Private  Auto    Real Estate
                                      Visa        Card     Label  Finance    Secured    Total
                                   ----------- ---------- ------- -------- ----------- --------
                                                          (In millions)
2001
Proceeds from initial
  securitizations.................  $  261.1    $1,975.0  $500.0  $2,573.9       --    $5,310.0
Servicing fees received...........     179.1        69.8    34.9      84.9    $12.0       380.7
Other cash flow received on
  retained interests (1)..........     506.1       106.6   157.9     111.9     67.5       950.0
2000
Proceeds from initial
  securitizations.................  $1,400.0    $2,025.0  $500.0  $1,912.6       --    $5,837.6
Servicing fees received...........      99.1        73.0    24.2      60.7    $18.5       275.5
Other cash flow received on
  retained interests (1)..........     345.8       102.2    57.4      80.4     81.5       667.3
                                    --------    --------  ------  --------    -----    --------

(1) Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

   Our interest-only strip receivables are reported at fair value using discounted cash flow estimates.

   At December 31, 2001, the sensitivity of the current fair value of our interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2001.

                                                                Personal                   Real
                                                   MasterCard/ Non-Credit Private  Auto   Estate
                                                      Visa        Card     Label  Finance Secured
                                                   ----------- ---------- ------- ------- -------
                                                      (Dollar amounts are stated in millions)
Carrying value (fair value) of interest-only strip
  receivables.....................................   $304.6      $291.2   $ 55.1  $285.7  $ 24.8
Weighted-average life (in years)..................      .57        1.18      .79    1.87    1.53
Payment speed assumption (annual rate)............    84.18%      44.42%   69.66%  38.90%  25.95%
   Impact on fair value of 10% adverse change.....   $(22.0)     $(18.0)  $ (5.4) $(26.2) $ (1.4)
   Impact on fair value of 20% adverse change.....    (41.1)      (35.6)    (9.2)  (59.9)   (2.8)

Expected credit losses (annual rate)..............     5.23%       8.06%    5.49%   6.83%   1.55%
   Impact on fair value of 10% adverse change.....   $(22.5)     $(32.1)  $ (8.4) $(25.1) $ (1.4)
   Impact on fair value of 20% adverse change.....    (44.9)      (64.2)   (16.9)  (50.1)   (2.7)

Discount rate on residual cash flows (annual rate)     9.00%      11.00%   10.00%  10.00%  13.00%
   Impact on fair value of 10% adverse change.....   $ (3.0)     $ (2.5)  $  (.3) $ (6.9) $  (.5)
   Impact on fair value of 20% adverse change.....     (6.0)       (5.0)     (.7)  (13.6)   (1.0)

Variable returns to investors (annual rate).......     5.09%       3.22%    4.62%   5.42%   3.58%
   Impact on fair value of 10% adverse change.....   $(22.4)     $(13.1)  $ (7.5) $  (.2) $ (3.3)
   Impact on fair value of 20% adverse change.....    (44.7)      (26.2)   (14.9)    (.3)   (6.5)
                                                     ------      ------   ------  ------  ------

   These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual cash flow is calculated independently from any change in another assumption. In reality, changes in one factor may contribute

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES to changes in another (for example, increases in market interest rates may result in lower prepayments) which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

   Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of assets. Due to the short term revolving nature of MasterCard and Visa, personal non-credit card and private label receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2001, static pool credit losses for auto finance loans securitized in 2001 were estimated to be 10.0 percent and for auto finance loans securitized in 2000 were estimated to be 11.0 percent.

   Receivables information by product including delinquency and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

                                                                             At December 31
                                                             ----------------------------------------------
                                                                      2001                    2000
                                                             ----------------------  ----------------------
                                                             Receivables Delinquent  Receivables Delinquent
                                                             Outstanding Receivables Outstanding Receivables
                                                             ----------- ----------- ----------- -----------
                                                                              (In millions)
Managed receivables:
   Real estate secured...................................... $ 38,060.2      2.94%   $ 31,605.7     2.82%
   Auto finance.............................................    6,358.8      3.15       4,355.7     2.63
   MasterCard/Visa..........................................   15,989.9      4.24      13,806.7     2.72
   Private label............................................    8,136.4      8.33       6,238.1     9.51
   Personal non-credit card.................................   14,232.0     10.07      12,678.3     8.89
                                                             ----------     -----    ----------     ----
   Total consumer...........................................   82,777.3      4.96      68,684.5     4.51
   Commercial...............................................      442.5        --         508.1       --
                                                             ----------     -----    ----------     ----
       Total managed receivables............................ $ 83,219.8      4.94%   $ 69,192.6     4.48%
                                                             ----------     -----    ----------     ----
Receivables serviced with limited recourse:
   Real estate secured...................................... $   (861.8)     5.00%   $ (1,457.8)    4.01%
   Auto finance.............................................   (4,026.6)     3.29      (2,712.7)    2.61
   MasterCard/Visa..........................................   (9,047.5)     2.79      (9,311.7)    2.35
   Private label............................................   (2,150.0)     2.69      (1,650.0)    4.72
   Personal non-credit card.................................   (3,673.4)     9.03      (3,791.1)    8.82
                                                             ----------     -----    ----------     ----
       Total receivables serviced with limited recourse.....  (19,759.3)     4.14     (18,923.3)    4.02
                                                             ----------     -----    ----------     ----
   Owned consumer receivables............................... $ 63,460.5      5.22%   $ 50,269.3     4.71%
                                                             ==========     =====    ==========     ====

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                                                            At December 31
                                                            ----------------------------------------------
                                                                     2001                    2000
                                                            ----------------------  ----------------------
                                                              Average       Net       Average       Net
                                                            Receivables Charge-offs Receivables Charge-offs
                                                            ----------- ----------- ----------- -----------
                                                                             (In millions)
Managed receivables:
   Real estate secured..................................... $ 34,104.0      .58%    $ 28,016.0      .48%
   Auto finance............................................    5,191.6     5.36        3,744.3     4.90
   MasterCard/Visa.........................................   13,619.6     5.92        8,265.7     5.52
   Private label...........................................    6,852.2     8.43        6,146.4     8.92
   Personal non-credit card................................   13,256.0     8.25       11,539.0     8.21
                                                            ----------     ----     ----------     ----
   Total consumer..........................................   73,023.4     4.04       57,711.4     3.93
   Commercial..............................................      478.6     2.11          580.6     2.67
                                                            ----------     ----     ----------     ----
   Total managed receivables............................... $ 73,502.0     4.03%    $ 58,292.0     3.92%
                                                            ----------     ----     ----------     ----
Receivables serviced with limited recourse:
   Real estate secured..................................... $ (1,199.2)     .70%    $ (1,847.6)     .90%
   Auto finance............................................   (3,004.4)    6.32       (2,023.5)    6.16
   MasterCard/Visa.........................................   (8,953.6)    5.30       (4,952.8)    4.01
   Private label...........................................   (1,744.2)    2.72       (1,212.5)    5.41
   Personal non-credit card................................   (3,496.1)    7.94       (3,651.2)    7.95
                                                            ----------     ----     ----------     ----
   Total receivables serviced with limited recourse........  (18,397.5)    5.42      (13,687.6)    5.08
                                                            ----------     ----     ----------     ----
Owned consumer receivables................................. $ 55,104.5     3.58%    $ 44,604.4     3.58%
                                                            ==========     ====     ==========     ====

   We issued securities backed by dedicated home equity loan receivables of $1.6 billion in 2001 and $.5 billion in 1999. For accounting purposes, the transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate receivables included closed-end real estate secured receivables totaling $1.7 billion at December 31, 2001 and $.4 billion at December 31, 2000 which secured the outstanding debt related to these transactions.

6. Properties and Equipment, Net

                                                     At December 31
                                             -------------------------------
                                                                Depreciable
                                               2001     2000   Life in Years
                                             -------- -------- -------------
                                                      (In millions)
   Land..................................... $    7.1 $    7.1           --
   Buildings and improvements...............    476.4    434.0     10-40
   Furniture and equipment..................    769.7    712.6     3-10
                                             -------- --------
   Total....................................  1,253.2  1,153.7
   Accumulated depreciation and amortization    857.6    785.7
                                             -------- --------
   Properties and equipment, net............ $  395.6 $  368.0
                                             ======== ========

   Depreciation and amortization expense totaled $107.0 million in 2001, $108.5 million in 2000 and $110.7 million in 1999.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

7. Commercial Paper, Bank and Other Borrowings

                                                      At December 31
                                        ------------------------------------------
                                                            Bank and
                                         Commercial          Other
                                           Paper           Borrowings    Total
                                        ----------         ----------  ---------
                                        (All dollar amounts are stated in millions
    2001
    Balance............................  $8,767.5            $308.1   $ 9,075.6
    Highest aggregate month-end balance                                11,560.6
    Average borrowings.................   8,831.5             143.0     8,974.5
    Weighted-average interest rate:
       At year-end.....................      2.0 %             1.9 %       2.0 %
       Paid during year................       4.1               3.5         4.1
                                         --------            ------    ---------
    2000
    Balance............................  $8,721.3            $108.1   $ 8,829.4
    Highest aggregate month-end balance                                11,177.8
    Average borrowings.................   9,298.0             106.8     9,404.8
    Weighted-average interest rate:
       At year-end.....................      6.6 %             6.7 %       6.6 %
       Paid during year................       6.4               6.4         6.4
                                         --------            ------    ---------
    1999
    Balance............................  $8,065.0            $715.2   $ 8,780.2
    Highest aggregate month-end balance                                 9,280.9
    Average borrowings.................   8,132.1             100.0     8,232.1
    Weighted-average interest rate:
       At year-end.....................      5.6 %             5.4 %       5.6 %
       Paid during year................       5.3               5.3         5.3
                                         --------            ------    ---------

   Interest expense for commercial paper, bank and other borrowings totaled $363.9 million in 2001, $602.6 million in 2000 and $433.7 million in 1999.

   We maintain various bank credit agreements primarily to support commercial paper borrowings. We had committed back-up lines and other bank lines of $9.7 billion at December 31, 2001 and $9.1 billion at December 31, 2000. None of these back-up lines were used in 2001 or 2000. Formal credit lines are reviewed annually and expire at various dates through 2005. Borrowings under these lines generally are available at a surcharge over LIBOR. None of these lines contain material adverse change clauses which could restrict availability. Annual commitment fee requirements to support availability of these lines at December 31, 2001 totaled $7.3 million.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

8. Senior and Senior Subordinated Debt (With Original Maturities Over One Year)

                                                           At December 31
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
                                                       (All dollar amounts are
                                                         stated in millions)
Senior Debt:
3.50% to 6.49%; due 2002 to 2013.................... $   11,469.5  $    7,570.8
6.50% to 6.99%; due 2002 to 2013....................      8,124.9       4,011.8
7.00% to 7.49%; due 2002 to 2023....................      3,944.1       4,119.3
7.50% to 7.99%; due 2002 to 2019....................      4,713.8       4,173.5
8.00% to 8.99%; due 2002 to 2010....................      3,820.6       3,892.5
9.00% and greater; due 2001.........................           --         208.8
Variable interest rate debt; 1.86% to 3.53%;
   Due 2002 to 2008.................................     19,201.1      16,629.8
Senior Subordinated Debt:
9.00%; due 2001.....................................           --          80.6
Unamortized discount................................        (99.2)       (111.2)
                                                     ------------  ------------
Total senior and senior subordinated debt........... $   51,174.8  $   40,575.9
                                                     ============  ============

   Senior debt included $1.5 billion of debt secured by $1.7 billion of real estate secured receivables at December 31, 2001. At December 31, 2000, senior and senior subordinated debt included $.4 billion of debt secured by $.4 billion of real estate secured receivables.

   At December 31, 2001, senior debt also included carrying value adjustments totaling $313.0 million relating to derivative financial instruments and a foreign currency translation adjustment of $(282.9) million relating to our foreign denominated debt.

   Weighted-average interest rates were 5.1 percent at December 31, 2001 and
6.9 percent at December 31, 2000. Interest expense for senior and senior subordinated debt was $2,751.4 million in 2001, $2,358.5 million in 2000 and $1,780.8 million in 1999. The most restrictive financial covenant contained in the terms of our debt agreements is the maintenance of a minimum shareholder's equity of $3.6 billion. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 9.

   Maturities of senior debt were:

                                                            At December 31, 2001
                                                            --------------------
                                                               (In millions)
2002.......................................................      $10,172.5
2003.......................................................        9,393.9
2004.......................................................        4,185.1
2005.......................................................        5,060.1
2006.......................................................        6,180.8
Thereafter.................................................       16,182.4
                                                                 ---------
   Total...................................................      $51,174.8
                                                                 =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

9. Derivative Financial Instruments and Concentrations of Credit Risk

   In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and currency exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. We have a comprehensive program to address potential financial risks such as liquidity, interest rate, currency and credit risk. The Finance Committee of the Board of Directors sets acceptable limits for each of these risks annually and reviews the limits semiannually. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the "Risk Management" section within our Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Objectives for Holding Derivative Financial Instruments. We generally fund our assets with liabilities that have similar interest rate features. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate risk exposures. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

   Interest rate swaps are contractual agreements between two counterparties for the exchange of periodic interest payments generally based on a notional principal amount and agreed-upon fixed or floating rates. The majority of our interest rate swaps are used to manage our exposure to changes in interest rates by converting floating rate assets or debt to fixed rate or by converting fixed rate assets or debt to floating rate. We have also entered into currency swaps to convert both principal and interest payments on debt issued in foreign currencies to U.S. dollars.

   Forwards and futures are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We have both interest rate and foreign exchange rate forward contracts and interest rate futures contracts. We use foreign exchange rate forward contracts to reduce our exposure to foreign currency exchange risk. Interest rate forward and futures contracts are used to hedge resets of interest rates on our floating rate assets and liabilities. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

   Purchased options grant the purchaser the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period. The seller of the option has written a contract which creates an obligation to either sell or purchase the financial instrument at the agreed-upon price if, and when, the purchaser exercises the option. We use caps to limit the risk associated with an increase in rates and floors to limit the risk associated with a decrease in rates.

   Market and Credit Risk. By utilizing derivative financial instruments, we are exposed to varying degrees of credit and market risk.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Market risk is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. We mitigate this risk by establishing limits for positions and other controls.

   Credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. We control the credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Our exposure to credit risk for futures is limited, as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. Additionally, certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. We have never suffered a loss due to counterparty failure.

   Fair Value and Cash Flow Hedges. To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under FAS No. 133. The critical terms of interest rate swaps are designed to match those of the hedged items, enabling the application of the shortcut method of accounting as defined by FAS No. 133 for 94 percent of the notional amounts of such interest rate swaps. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income. Although the critical terms of currency swaps are designed to match those of the hedged items, FAS No. 133 does not allow shortcut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

   Fair value hedges include interest rate swaps which convert our fixed rate debt or assets to variable rate debt or assets and currency swaps which convert debt issued in a foreign currency into pay variable U.S. dollar debt. Hedge ineffectiveness associated with fair value hedges was a loss of $.1 million, net of tax, in 2001 and was recorded as other income. During 2001, all of our fair value hedges were associated with debt. At December 31, 2001, we had recorded fair value adjustments for open fair value hedges which decreased the carrying value of our debt by $162.9 million.

   Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued in a foreign currency into pay fixed U.S. dollar debt. At December 31, 2001, we had approximately $645.6 million of unrealized losses on derivative instruments designated as cash flow hedges, net of taxes, in accumulated other comprehensive income. We expect $358.4 million of currently unrealized net losses, after taxes, will be reclassified to earnings within one year, however, these unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges reported in 2001 in the other income line was immaterial.

   At December 31, 2001, $6.7 million of derivative instruments, at fair value, were recorded in other assets and $1,435.4 million in other liabilities.

   Deferred gains resulting from termination of derivatives were $524.2 million at December 31, 2001 and $41.7 million at December 31, 2000. Deferred losses from termination of derivatives were $70.2 million at December 31, 2001 and $61.1 million at December 31, 2000. Amortization of net deferred gains totaled $41.9 million in 2001 and $12.3 million in 2000. The weighted-average amortization period associated with the deferred gains was 6.4 years at December 31, 2001 and 3.0 years at December 31, 2000. The weighted-average

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES amortization period for the deferred losses was 5.2 years at December 31, 2001 and 6.0 years at December 31, 2000. At December 31, 2001, net deferred gains and losses increased the carrying value of senior and senior subordinated debt by $475.9 million and decreased accumulated other comprehensive income by $21.9 million.

   Non-Qualifying Hedging Activities. We use forward rate agreements, interest rate caps, exchange traded futures, and some interest rate swaps which were not designated as hedges under FAS No. 133. These financial instruments are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. The primary purpose of these derivatives is to minimize our exposure to changes in interest rates. During 2001, we recognized $.6 million, net of tax, in net fair value gains on derivatives which were not designated as hedges. These gains were reported as other income.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Derivative Financial Instruments. The following table summarizes derivative financial instrument activity in 2001, 2000 and 1999:

                                           Exchange Traded                                    Non-Exchange Traded
                             ------------------------------------------  --------------------------------------------------
                                                                                                                  Interest
                                                                                                                    Rate
                              Interest Rate Futures                                             Foreign Exchange   Forward
                                    Contracts              Options                               Rate Contracts   Contracts
                             ----------------------  ------------------                        -----------------  ---------
                                                                          Interest
                                                                            Rate     Currency
                             Purchased      Sold     Purchased  Written    Swaps      Swaps    Purchased  Sold      Sold
                             ----------  ----------  ---------  -------  ----------  --------  --------- -------  ---------
                                                                           (In millions)
1999
Notional amount, 1998....... $     70.0          --  $   544.0       --  $ 11,980.3  $3,190.4        --  $(781.0)       --
New contracts...............    5,608.0  $ (4,725.0)   1,158.0  $ (50.0)   18,583.0   1,176.5   $ 488.5   (135.5)  $ 500.0
Matured or expired contracts     (878.0)       25.0     (949.0)            (2,552.9)   (447.8)    (16.2)   121.3    (500.0)
Terminated contracts........         --          --         --       --    (1,593.7)    (66.1)       --       --
In-substance maturities (1). $ (4,700.0)    4,700.0      (50.0)    50.0          --        --    (373.1)   373.1        --
                             ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Notional amount, 1999....... $    100.0          --  $   703.0       --  $ 26,416.7  $3,853.0   $  99.2  $(422.1)       --
                             ==========  ==========  =========  =======  ==========  ========   =======  =======   =======
Fair value, 1999 (2)........ $      (.1)         --         --       --  $   (111.6) $ (286.7)  $    .2  $   5.7        --
                             ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
2000
Notional amount, 1999....... $    100.0          --  $   703.0       --  $ 26,416.7  $3,853.0   $  99.2  $(422.1)       --
New contracts...............   21,715.0  $(20,321.0)   1,300.0  $(300.0)   13,653.3   2,677.9        --       --        --
Matured or expired contracts   (1,494.0)         --   (1,403.0)      --   (13,231.2)   (574.5)    (80.1)   350.7        --
Terminated contracts........         --          --     (600.0)   300.0    (3,783.7)   (654.9)       --       --        --
In-substance maturities (1).  (20,321.0)   20,321.0         --       --          --        --     (19.1)    19.1        --
                             ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Notional amount, 2000.......         --          --         --       --  $ 23,055.1  $5,301.5        --  $ (52.3)       --
                             ==========  ==========  =========  =======  ==========  ========   =======  =======   =======
Fair value, 2000 (2)........         --          --         --       --  $    263.8  $ (506.6)       --  $   4.0        --
                             ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
2001
Notional amount, 2000.......         --          --         --       --  $ 23,055.1  $5,301.5        --  $ (52.3)       --
New contracts............... $ 36,615.0  $(22,706.0) $ 4,750.0       --    21,608.6   1,991.0   $ 273.0   (447.5)       --
Matured or expired contracts  (21,790.0)      300.0         --       --    (7,508.6)   (396.1)       --     52.3        --
Terminated contracts........         --          --   (2,750.0)      --    (8,829.9)   (165.6)       --       --        --
In-substance maturities (1).  (13,406.0)  (13,406.0)        --       --          --        --    (273.0)   273.0        --
                             ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Notional amount, 2001....... $  1,419.0  $ (9,000.0) $ 2,000.0       --  $ 28,325.2  $6,730.8        --  $(174.5)       --
                             ==========  ==========  =========  =======  ==========  ========   =======  =======   =======
Fair value, 2001 (2):
  Fair value hedges.........         --          --         --       --  $   (162.2) $    (.6)       --       --        --
  Cash flow hedges..........         --          --         --       --      (301.1)   (964.8)       --  $   2.8        --
  Non-hedging derivatives... $        4  $     (3.4) $       4       --          --        --        --       --        --
                             ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Total....................... $        4  $     (3.4) $       4       --  $   (463.3) $ (965.4)       --  $   2.8        --
                             ==========  ==========  =========  =======  ==========  ========   =======  =======   =======







                               Caps
                               and
                              Floors
                             ---------

1999
Notional amount, 1998....... $ 2,073.8
New contracts...............   2,089.4
Matured or expired contracts    (261.7)
Terminated contracts........  (1,200.0)
In-substance maturities (1).        --
                             ---------
Notional amount, 1999....... $ 2,701.5
                             =========
Fair value, 1999 (2)........ $     3.4
                             ---------
2000
Notional amount, 1999....... $ 2,701.5
New contracts...............   2,550.6
Matured or expired contracts  (2,589.8)
Terminated contracts........    (309.4)
In-substance maturities (1).        --
                             ---------
Notional amount, 2000....... $ 2,352.9
                             =========
Fair value, 2000 (2)........ $    (2.6)
                             ---------
2001
Notional amount, 2000....... $ 2,352.9
New contracts...............   3,481.8
Matured or expired contracts  (1,997.8)
Terminated contracts........    (847.0)
In-substance maturities (1).        --
                             ---------
Notional amount, 2001....... $ 2,989.9
                             =========
Fair value, 2001 (2):
  Fair value hedges.........        --
  Cash flow hedges..........        --
  Non-hedging derivatives... $     (.2)
                             ---------
Total....................... $     (.2)
                             =========

--------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument, or (b) at the maturity of the underlying items being hedged.

(2) (Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 10, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of our assets and liabilities.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The table below reflects the items hedged using interest rate swaps at December 31, 2001. The critical terms of the interest rate swap have been designed to match those of the related asset or liability.

                                                          (In millions)
                                                          -------------
         Investment securities...........................   $    16.8
         Senior debt.....................................    28,308.4
                                                            ---------
            Total items hedged using interest rate swaps.   $28,325.2
                                                            =========

   The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2001:

                                            2002      2003     2004    2005   2006     2007    Thereafter   Total
                                          --------  --------  ------  ------  -----  --------  ---------- ---------
                                                         (All dollar amounts are Stated in millions)
Pay a fixed rate/receive a floating rate:
   Notional value........................ $9,506.3  $7,821.2  $508.6  $266.5     --        --         --  $18,102.6
   Weighted-average receive rate.........     2.10%     2.36%   2.36%   2.17%    --        --         --       2.22%
   Weighted-average pay rate.............     5.43      4.93    4.40    4.59     --        --         --       5.17
Pay a floating rate/receive a fixed rate:
   Notional value........................ $   95.7        --  $  3.9  $100.0  $21.3  $1,479.2   $8,522.5  $10,222.6
   Weighted-average receive rate.........     6.69%       --    6.57%   6.86%  6.53%     7.45%      6.67%      6.78%
   Weighted-average pay rate.............     2.09        --    1.93    2.08   2.04      3.92       3.32       3.38
                                          --------  --------  ------  ------  -----  --------   --------  ---------
Total notional value..................... $9,602.0  $7,821.2  $512.5  $366.5  $21.3  $1,479.2   $8,522.5  $28,325.2
                                          ========  ========  ======  ======  =====  ========   ========  =========
Total weighted-average rates on swaps:
   Receive rate..........................     2.15%     2.36%   2.40%   3.45%  6.53%     7.45%      6.67%      3.87%
   Pay rate..............................     5.39      4.93    4.38    3.91   2.04      3.92       3.32       4.52
                                          --------  --------  ------  ------  -----  --------   --------  ---------

   The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments to hedge the interest rate inherent in balance sheet assets and liabilities, which manages the volatility of net interest margin resulting from changes in interest rates on the underlying hedged items. Had we not utilized these instruments, owned net interest margin would have increased by 17 basis points in 2001, declined by 8 basis points in 2000 and declined by 4 basis points in 1999.

   Concentrations of Credit Risk. A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

   Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 2001 and 2000. We lend nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 2001: California--16 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--22 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA,
WV)--15 percent; Northeast (CT, ME, MA, NH, NY, RI, VT)--11 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--17 percent.

10. Fair Value of Financial Instruments

   We have estimated the fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Fair

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of FAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

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

   As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships) and other intangible assets not recorded on the balance sheets (such as the value of consumer lending relationships for originated receivables and the franchise values of our business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. We believe there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent our entire value, nor the changes in our entire value.

   The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                                   At December 31
                                        --------------------------------------------------------------------
                                                       2001                               2000
                                        ---------------------------------  ---------------------------------
                                         Carrying   Estimated               Carrying   Estimated
                                          Value     Fair Value  Difference   Value     Fair Value  Difference
                                        ----------  ----------  ---------- ----------  ----------  ----------
                                                                    (In millions)
Assets:
Cash................................... $    565.6  $    565.6         --  $    269.5  $    269.5        --
Investment securities..................    2,877.1     2,877.1         --     3,217.4     3,217.4        --
Receivables............................   63,062.5    64,934.7  $ 1,872.2    50,498.5    51,065.4   $ 566.9
Advances to parent company and
 affiliates............................      269.7       269.7         --       504.6       504.6        --
                                        ----------  ----------  ---------  ----------  ----------   -------
   Total...............................   66,774.9    68,647.1    1,872.2    54,490.0    55,056.9     566.9
                                        ----------  ----------  ---------  ----------  ----------   -------
Liabilities:
Commercial paper, bank and other
 borrowings............................   (9,075.6)   (9,075.6)        --    (8,829.4)   (8,829.4)       --
Senior and senior subordinated debt....  (51,174.8)  (52,609.2)  (1,434.4)  (40,575.9)  (40,176.1)    399.8
Insurance reserves.....................     (887.3)   (1,138.7)    (251.4)     (891.8)   (1,122.0)   (230.2)
                                        ----------  ----------  ---------  ----------  ----------   -------
   Total...............................  (61,137.7)  (62,823.5)  (1,685.8)  (50,297.1)  (50,127.5)    169.6
                                        ----------  ----------  ---------  ----------  ----------   -------
Other:
Derivative financial instruments.......   (1,428.7)   (1,428.7)        --        81.2      (241.4)   (322.6)
Commitments to extend credit and
 guarantees............................         --        51.6       51.6          --        48.9      48.9
                                        ----------  ----------  ---------  ----------  ----------   -------
   Total...............................   (1,428.7)   (1,377.1)      51.6        81.2      (192.5)   (273.7)
                                        ----------  ----------  ---------  ----------  ----------   -------
   Total............................... $  4,208.5  $  4,446.5  $   238.0  $  4,274.1  $  4,736.9   $ 462.8
                                        ==========  ==========  =========  ==========  ==========   =======

   Cash: Carrying value approximates fair value due to cash's liquid nature.

   Investment securities: Investment securities are classified as available-for-sale and are carried at fair value on the balance sheets. Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Receivables: The fair value of adjustable rate receivables approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the rates that would achieve a similar return on assets with comparable risk characteristics.

   Receivables also includes our interest-only strip receivables. The interest-only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables.

   Advances to parent company and affiliates: The carrying value approximates fair value for this instrument due to its short-term nature.

   Commercial paper, bank and other borrowings: The fair value of these instruments approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

   Senior and senior subordinated debt: The estimated fair value of our gross fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.

   Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2001 and 2000. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

   Derivative financial instruments: As of January 1, 2001, all derivative financial instruments are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 9, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional discussion of the nature of these items.

   Commitments to extend credit and guarantees: These commitments were valued by considering our relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

11.  Leases

   We lease certain offices, buildings and equipment for periods of up to 25 years. The leases expire at various dates through 2019 and have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $104.3 million in 2001, $91.2 million in 2000 and $69.9 million in 1999.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.

   Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                               At December 31, 2001
                                             ------------------------
                                             Minimum  Minimum
                                              Rental  Sublease
                                             Payments  Income   Net
                                             -------- -------- ------
                                                  (In millions)
           2002.............................  $130.2   $ 20.8  $109.4
           2003.............................   108.3     21.0    87.3
           2004.............................    91.9     21.5    70.4
           2005.............................    75.9     21.8    54.1
           2006.............................    66.8     21.8    45.0
           Thereafter.......................   247.2     76.2   171.0
                                              ------   ------  ------
              Net minimum lease commitments.  $720.3   $183.1  $537.2
                                              ======   ======  ======

12.  Employee Benefit Plans

   Substantially all of our employees are covered by defined benefit pension plans which are sponsored by Household International. At December 31, 2001, plan assets included an investment in 1,112,546 shares of Household International's common stock with a fair value of $64.5 million.

   The fair value of Household International's pension plan assets exceeded the projected benefit obligations by $182.0 million at December 31, 2001 and $503.7 million at December 31, 2000. The assumptions used in determining the benefit obligation and pension income of the domestic defined benefit plans at December 31 were as follows:

                                                        2001  2000  1999
                                                        ----  ----  ----
       Discount rate...................................  7.5% 8.25%  8.0%
       Salary increase assumption......................  4.0   4.0   4.0
       Expected long-term rate of return on plan assets 10.0  10.0  10.0
                                                        ----  ----  ----

   Our share of Household International's net prepaid pension cost was $121.8 million at December 31, 2001 and $119.6 million at December 31, 2000. Our share of net pension income (expense) was $2.9 million in 2001, $1.4 million in 2000 and $(4.8) million in 1999.

   We also participate in various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under the Household International plan, each participant's contribution is matched by the company in Household common stock up to a maximum of 6 percent of the participant's compensation. We incurred expenses relating to these plans of $46.5 million in 2001, $41.0 million in 2000 and $34.9 million in 1999.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   While no separate actuarial valuation has been made for our participation in Household International's plans for postretirement medical, dental and life benefits, our share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $196.8 million at December 31, 2001 and $161.0 million at December 31, 2000. Our estimated share of Household International's accrued postretirement benefit obligation was $156.5 million at December 31, 2001 and $157.4 million at December 31, 2000. In addition, our estimated share of postretirement benefit expense recognized was $14.5 million in 2001, $14.6 million in 2000 and $16.1 million in 1999.

   Household International's accumulated postretirement benefit obligation and benefit expense were determined using the following assumptions:

                                              2001 2000  1999
                                              ---- ----  ----
                   Discount rate............. 7.5% 8.25% 8.0%
                   Salary increase assumption 4.0   4.0  4.0
                                              ---  ----  ---

   A 9.8 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2002. This rate of increase is assumed to decline gradually to 5.4 percent in 2008.

   Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

                                                          1 Percent 1 Percent
                                                          Increase  Decrease
                                                          --------- ---------
                                                             (In millions)
  Effect on total of service and interest cost components   $ .6      $ (.6)
  Effect on postretirement benefit obligation............    8.1       (7.6)
                                                            ----      -----

   Our employees may participate in Household International's Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means for employees to purchase shares of Household International's common stock at 85 percent of the lesser of its market price at the beginning or end of a one year subscription period.

   Household International accounts for options and shares issued under the ESPP in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," pursuant to which no compensation cost has been recognized.

   Our key officers and employees participate in Household International's executive compensation plans which provide for the issuance of nonqualified stock options and restricted stock rights ("RSRs"). Stock options permit the holder to purchase, under certain limitations, Household International's common stock at the market value of the stock on the date the option is granted. Stock options generally vest equally over four years and expire 10 years from the date of grant. RSRs entitle an employee to receive a stated number of shares of Household International's common stock if the employee satisfies the conditions set by Household International's Compensation Committee for the award.

   Household International also sponsors a non-qualified supplemental retirement plan. This plan, which is unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan based on average earnings, years of service and age at retirement.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

13. Income Taxes

   Total income taxes were allocated as follows:

                                                                             Year ended December 31
                                                                             ----------------------
                                                                              2001     2000   1999
                                                                             -------  ------ ------
                                                                                  (In millions)
Provision for income taxes related to operations............................ $ 777.9  $642.2 $550.8
Income taxes related to adjustments included in common shareholder's equity:
   Unrealized gain (loss) on investments, net...............................    92.1    56.3  (50.8)
   Unrealized losses on cash flow hedging instruments.......................  (360.7)     --     --
   Foreign currency translation adjustments.................................    (2.2)    8.9     .5
                                                                             -------  ------ ------
       Total................................................................ $ 507.1  $707.4 $500.5
                                                                             =======  ====== ======

   Provisions for income taxes related to operations were:

                                            Year ended December 31
                                            ----------------------
                                             2001     2000   1999
                                            -------  ------ ------
                                                (In millions)
             Current:
                United States.............. $ 886.8  $440.3 $528.9
                Foreign....................     2.9     5.9    5.8
                                            -------  ------ ------
                    Total current..........   889.7   446.2  534.7
             Deferred--United States         (111.8)  196.0   16.1
                                            -------  ------ ------
                    Total income taxes..... $ 777.9  $642.2 $550.8
                                            =======  ====== ======

   Income before income taxes were:

                                                  Year ended December 31
                                                --------------------------
                                                  2001     2000     1999
                                                -------- -------- --------
                                                      (In millions)
      United States............................ $2,217.1 $1,824.4 $1,568.1
      Foreign..................................      8.4      3.3      2.6
                                                -------- -------- --------
      Total income before income taxes......... $2,225.5 $1,827.7 $1,570.7
                                                ======== ======== ========

   All components of deferred income tax provision are attributable to income from operations.

   Effective tax rates are analyzed as follows:

                                                    Year ended December 31
                                                    ---------------------
                                                     2001      2000  1999
                                                    ----      ----   ----
                                                        (In millions)
         Statutory federal income tax rate......... 35.0%     35.0%  35.0%
         Increase (decrease) in rate resulting
           from:
            State and local taxes, net of federal
              benefit..............................  3.0       3.0    2.9
            Tax credits............................ (3.4)     (3.1)  (1.9)
            Amortization of intangible assets......   --        .4     .5
            Leveraged lease tax benefits...........   --       (.6)  (1.7)
            Other..................................   .4        .4     .3
                                                     ----      ----  ----
                Effective tax rate................. 35.0%     35.1%  35.1%
                                                     ====      ====  ====

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Provision for U.S. income taxes had not been made at December 31, 2001 and 2000 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. If this amount was distributed, the additional income tax payable would be approximately $28.0 million.

   Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                        At December 31
                                                       -----------------
                                                         2001     2000
                                                       -------- --------
                                                         (In millions)
        Deferred Tax Liabilities:
           Receivables sold........................... $  798.9 $  796.8
           Leveraged lease transactions, net..........    393.9    385.3
           Deferred loan origination costs............    173.5    100.8
           Other......................................    336.6    340.8
                                                       -------- --------
               Total deferred tax liabilities......... $1,702.9 $1,623.7
                                                       -------- --------
        Deferred Tax Assets:
           Credit loss reserves....................... $1,087.6 $  931.1
           Market value adjustments...................    257.6       --
           Other......................................    334.8    290.2
                                                       -------- --------
               Total deferred tax assets..............  1,680.0  1,221.3
                                                       -------- --------
               Net deferred tax liability at end
                 of year.............................. $   22.9 $  402.4
                                                       ======== ========

14. Transactions with Parent Company and Affiliates

   In the normal course of business, we enter into various transactions with Household Bank, f.s.b. ("the Bank") and other related parties. These related party transactions, generally, are on terms comparable to those that would be made with unaffiliated parties. These transactions include funding arrangements, purchases and sales of receivables and servicing agreements. Related party transactions involving receivables enable effective management of credit risk, liquidity and interest rate risk; facilitate capital management; and optimize funding opportunities. All receivables purchased from affiliates retain their existing delinquency and product status.

   We periodically advance funds to Household International and affiliates or receive amounts in excess of current requirements. Advances to (from) the parent company and affiliates consisted of the following:

                                                      At December 31
                                                      ---------------
                                                       2001     2000
                                                      -------  ------
                                                       (In millions)
           Parent company and other subsidiaries..... $(237.9) $181.2
           Household Bank, f.s.b.....................   142.5    74.2
           Household Global Funding, Inc.............   365.1   249.2
                                                      -------  ------
              Advances to parent company and
                affiliates........................... $ 269.7  $504.6
                                                      =======  ======

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   These advances bear interest at various market interest rates. Net interest income on advances to (from) the parent company and affiliates was as follows:

                                                                            Year ended December 31
                                                                            ----------------------
                                                                             2001    2000    1999
                                                                             -----   -----  -----
                                                                                (In millions)

Parent company and other subsidiaries...................................... $ 5.4   $19.5   $11.5
Household Bank, f.s.b......................................................  12.8    18.0    10.2
Household Global Funding, Inc..............................................  17.3    28.4    40.1
                                                                             -----   -----  -----
   Net interest income on advances to (from) parent company and affiliates. $35.5   $65.9   $61.8
                                                                             =====   =====  =====

   Our wholly-owned bank subsidiaries periodically buy and sell federal funds with the Bank. Sales to the Bank are included in investment securities while purchases are included in commercial paper, bank and other borrowings. We had investments of $60.0 million at December 31, 2001 and $714.0 million at December 31, 2000. Net interest income on these sales totaled $17.4 million in 2001, $37.9 million in 2000 and $52.4 million in 1999.

   Our wholly-owned bank subsidiary also has agreements with the Bank under which the Bank has agreed to provide loans of up to $450 million to fund our subsidiary's credit card operations. We have not borrowed against these lines since 1998.

   Household International has a Regulatory Capital Maintenance/Dividend Agreement with the Office of Thrift Supervision. Under this agreement, as amended, as long as Household International is the parent company of the Bank, Household International and HFC agree to maintain the capital of the Bank at the required levels. However, HFC is only required to provide additional capital if Household International fails to maintain the Bank's required capital levels. We do not currently believe that such direct capital infusions by HFC into the Bank will be required.

   We purchase and sell receivables, at fair market value, under various agreements with the Bank. These transactions were as follows:

                                                Year ended
                                                December 31
                                               ------------
                                                2001  2000
                                               -----  -----
                                               (In billions)
                    GM Card(R) purchases...... $25.2  $ 7.4
                    Renaissance purchases.....   1.8     --
                    Agency offices............    .6    (.1)
                    Delinquent receivables....   1.5    1.3
                    Other receivable purchases   9.5    5.5
                                               -----  -----
                       Total.................. $38.6  $14.1
                                               =====  =====

   Credit card purchases include both the initial portfolio acquisitions as well as subsequent purchases of receivables related to the previously sold accounts and new account originations. We purchased the $1.6 billion Renaissance credit card portfolio from a subsidiary of the Bank in December 2001 and purchased the GM Card(R) portfolio, which included $1.0 billion of owned and $5.7 billion of securitized receivables, from the same subsidiary of the Bank in October 2000. The Bank maintains the account relationships and issues new cards for

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES both portfolios. Receivables related to previously purchased accounts are purchased on a daily basis and new account originations are purchased periodically. Subsequent purchases of GM Card(R) receivables totaled
$25.2 billion in 2001 and $6.4 billion in 2000. The majority of the GM Card(R) receivables purchased were subsequently securitized. Subsequent purchases of Renaissance receivables totaled $.2 billion in 2001.

   In December 2001, we purchased $600.3 million of real estate secured and personal non-credit card receivables, at fair market value, from the Bank as a result of re-acquiring former bank agency offices which are now operated as consumer finance offices. In November 2000, approximately 60 of our agency offices had become Household Bank offices. In conjunction with the 2000 transaction, we sold $110.8 million of personal non-credit card loans, at fair market value, to the Bank.

   We also purchase real estate secured, private label credit cards and personal non-credit card receivables from the Bank at various stages of contractual delinquency. Delinquent loan purchases totaled $1.5 billion in 2001 and $1.3 billion in 2000. Except for private label credit cards, we will discontinue purchasing delinquent loans from our affiliate in 2002.

   We also purchase non-delinquent real estate secured, auto, private label and personal non-credit card receivables from the Bank. Purchases of real estate receivables totaled $1.6 billion in 2001 and $476 million in 2000. Auto, private label and personal non-credit purchases totaled $7.9 billion in 2001 and $5.0 billion in 2000. A portion of the auto, private label and personal non-credit card receivables were subsequently securitized.

   Under the terms of an agreement between the Bank and Household Tax Masters, Inc. ("Tax Masters"), a wholly-owned subsidiary of HFC, the Bank originates tax refund anticipation products for qualifying individuals who anticipate a tax refund. Tax Masters purchases the refund anticipation products from the Bank within two days of originating the account. During 2001, we paid $38.5 million in fees on approximately 6.4 million refund anticipation accounts that were purchased from the Bank. During 2000, we paid $39.6 million in fees on approximately 6.7 million accounts purchased.

   HFC and Household Credit Services, Inc., a wholly-owned subsidiary of HFC, have negotiated a market rate agreement with the Bank for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable and payroll processing. Fees received for these services totaled $426.7 million in 2001, $390.0 million in 2000 and $129.2 million 1999.

   We were allocated costs incurred on our behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $60.2 million in 2001, $41.1 million in 2000 and $35.2 million in 1999.

15. Commitments And Contingent Liabilities

   In the ordinary course of business there are various legal proceedings pending against us. Management believes the aggregate liability, if any, resulting from such actions would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change.

   See Note 11 for discussion of lease commitments.

16. Segment Reporting

   We have one reportable segment, Consumer, which is managed separately and characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment includes

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Our consumer segment provides real estate secured, automobile secured and personal non-credit card loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, direct mail, telemarketing, independent merchants or automobile dealers. MasterCard and Visa credit cards are also offered via strategic affinity relationships. We also cross sell our credit cards to existing real estate secured, private label and Refund Anticipation Loan ("RAL") customers. All businesses offer products and service customers through the Internet. Additionally, we purchase loans of a similar nature from other lenders and an affiliate. The All Other caption includes our insurance and tax services and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standards No. 131 for determining reportable segments.

   The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets.

   We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue. Certain segment information previously presented on an owned basis has been restated to a managed basis presentation.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Reportable Segments--Managed Basis

                                                                                       Managed
                                                                      Adjustments/      Basis                      Owned Basis
                                        Total       All               Reconciling    Consolidated Securitization   Consolidated
                                       Consumer    Other     Totals      Items          Totals     Adjustments        Totals
                                       --------- ---------  --------- ------------   ------------ --------------   ------------
                                                                            (In millions)
For the year ended December 31, 2001
Net interest margin................... $ 6,267.0 $   110.2  $ 6,377.2         --      $ 6,377.2     $ (1,818.3)(6)  $ 4,558.9
Fee income............................     961.9       6.7      968.6         --          968.6         (509.3)(6)      459.3
Other revenues (1)....................     411.9     516.6      928.5  $  (230.3)(2)      698.2        1,263.5(6)     1,961.7
Intersegment revenues.................     228.6       1.7      230.3     (230.3)(2)         --             --             --
Provision for credit losses...........   3,351.2      25.3    3,376.5        5.0(3)     3,381.5       (1,064.1)(6)    2,317.4
Depreciation and amortization.........     160.7     100.9      261.6         --          261.6             --          261.6
Income taxes..........................     798.6      65.5      864.1      (86.2)(4)      777.9             --          777.9
Segment net income....................   1,250.6     346.1    1,596.7     (149.1)       1,447.6             --        1,447.6
Receivables...........................  82,671.4     548.4   83,219.8         --       83,219.8      (19,759.3)(8)   63,460.5
Total segment assets..................  86,269.2  12,730.5   98,999.7   (8,333.0)(5)   90,666.7      (19,759.3)(8)   70,907.4
Expenditures for long-lived assets (7)      20.0     113.4      133.4         --          133.4             --          133.4
                                       --------- ---------  ---------  ---------      ---------     ----------      ---------
For the year ended December 31, 2000
Net interest margin................... $ 5,022.1 $   (77.6) $ 4,944.5         --      $ 4,944.5     $ (1,343.4)(6)  $ 3,601.1
Fee income............................     650.6       5.6      656.2         --          656.2         (295.2)(6)      361.0
Other revenues (1)....................     534.4     279.0      813.4  $  (229.9)(2)      583.5          779.9(6)     1,363.4
Intersegment revenues.................     224.6       5.3      229.9     (229.9)(2)         --             --             --
Provision for credit losses...........   2,439.4     (22.3)   2,417.1        5.8(3)     2,422.9         (858.7)(6)    1,564.2
Depreciation and amortization.........     185.5      75.9      261.4         --          261.4             --          261.4
Income taxes..........................     731.3      (2.8)     728.5      (86.3)(4)      642.2             --          642.2
Segment net income....................   1,151.6     183.3    1,334.9     (149.4)       1,185.5             --        1,185.5
Receivables...........................  68,596.7     595.9   69,192.6         --       69,192.6      (18,923.3)(8)   50,269.3
Total segment assets..................  71,948.7  13,575.5   85,524.2   (8,009.8)(5)   77,514.4      (18,923.3)(8)   58,591.1
Expenditures for long-lived assets (7)      35.4      99.7      135.1         --          135.1             --          135.1
                                       --------- ---------  ---------  ---------      ---------     ----------      ---------
For the year ended December 31, 1999
Net interest margin................... $ 4,363.1 $   (99.8) $ 4,263.3         --      $ 4,263.3     $ (1,208.9)(6)  $ 3,054.4
Fee income............................     568.2       3.3      571.5         --          571.5         (157.4)(6)      414.1
Other revenues (1)....................     352.7     329.2      681.9  $  (144.6)(2)      537.3          709.9(6)     1,247.2
Intersegment revenues.................     141.2       3.4      144.6     (144.6)(2)         --             --             --
Provision for credit losses...........   2,032.6        .8    2,033.4       27.4(3)     2,060.8         (653.4)(6)    1,407.4
Depreciation and amortization.........     188.8      65.3      254.1         --          254.1             --          254.1
Income taxes..........................     587.5      36.6      624.1      (73.3)(4)      550.8             --          550.8
Segment net income....................     883.6     245.4    1,129.0     (109.1)       1,019.9             --        1,019.9
Receivables...........................  50,285.8     676.1   50,961.9         --       50,961.9      (12,711.8)(8)   38,250.1
Total segment assets..................  53,431.5  14,366.9   67,798.4   (8,271.4)(5)   59,527.0      (12,711.8)(8)   46,815.2
Expenditures for long-lived assets (7)      84.7      63.9      148.6         --          148.6             --          148.6
                                       --------- ---------  ---------  ---------      ---------     ----------      ---------

--------
(1) Net of policyholder benefits and excluding fees.
(2) Eliminates intersegment revenues.
(3) Eliminates bad debt recovery sales between operating segments.
(4) Tax benefit associated with items comprising adjustments/reconciling items.
(5) Eliminates investments in subsidiaries and intercompany borrowings.
(6) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7) Includes goodwill associated with purchase business combinations and capital expenditures.
(8) Represents receivables serviced with limited recourse.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Managed Receivables

   The following summarizes our managed receivables, which includes both our owned receivables and receivables serviced with limited recourse:

                                             At December 31
                                    ---------------------------------
                                      2001        2000        1999
                                    --------- ------------- ---------
                                              (In millions)
           Real estate secured..... $38,060.2   $31,605.7   $23,503.3
           Auto finance............   6,358.8     4,355.7     3,031.8
           MasterCard/Visa.........  15,989.9    13,806.7     6,567.2
           Private label...........   8,136.4     6,238.1     6,497.5
           Personal non-credit card  14,232.0    12,678.3    10,686.8
           Commercial..............     442.5       508.1       675.3
                                    ---------   ---------   ---------
           Managed receivables..... $83,219.8   $69,192.6   $50,961.9
                                    =========   =========   =========

Geographic Data

   Identifiable assets, long-lived assets, revenues and income before income taxes in our Canadian insurance operations are not material.

                                 EXHIBIT INDEX

                                  DESCRIPTION

Exhibit
  No.
-------

    3(i)  Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31,
          1997).

    3(ii) Bylaws of Household Finance Corporation.

    4(a)  Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992
          (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854
          filed on June 26, 1992).

  4(b)... Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and
          The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to
          Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-55561 filed on September 20, 1994).

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

     16   Letter re change in certifying accountant

     23   Consent of Arthur Andersen LLP, Certified Public Accountants.

    99.1  Ratings of Household Finance Corporation and its significant subsidiaries.