Form 10-Q
period 2002-03-31
HOUSEHOLD FINANCE CORP
filed 2002-05-10
CIK 48681

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2002
                                         OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2002, there were 1,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                                Table of Contents


PART I.       Financial Information                                        Page
                                                                           ----

 Item 1.      Financial Statements
              Condensed Consolidated Statements of Income (Unaudited) -
              Three months ended March 31, 2002 and 2001.....................  2

              Condensed Consolidated Balance Sheets -
              March 31, 2002 (Unaudited) and December 31, 2001...............  3

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Three months ended March 31, 2002 and 2001.....................  4

              Notes to Interim Condensed Consolidated Financial
              Statements (Unaudited).........................................  5

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 11



PART II.      Other Information

 Item 6.      Exhibits and Reports on Form 8-K............................... 21

 Signature    ............................................................... 22

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

--------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                            2002              2001
--------------------------------------------------------------------------------
Finance and other interest income                $  2,011.2          $ 1,811.1
Interest expense                                      709.8              825.5
--------------------------------------------------------------------------------
Net interest margin                                 1,301.4              985.6
Provision for credit losses on owned
   receivables                                        816.7              548.8
--------------------------------------------------------------------------------
Net interest margin after provision
   for credit losses                                  484.7              436.8
--------------------------------------------------------------------------------
Securitization revenue                                428.0              306.3
Insurance revenue                                     130.1              115.9
Investment income                                      41.9               38.3
Fee income                                            168.4              117.7
Other income                                          212.2              181.5
--------------------------------------------------------------------------------
Total other revenues                                  980.6              759.7
--------------------------------------------------------------------------------
Salaries and fringe benefits                          344.5              294.3
Sales incentives                                       51.7               52.4
Occupancy and equipment expense                        71.1               64.3
Other marketing expenses                               64.1               62.4
Other servicing and administrative expenses           241.0              158.2
Amortization of acquired intangibles and
   goodwill                                            18.2               35.4
Policyholders' benefits                                73.8               66.6
--------------------------------------------------------------------------------
Total costs and expenses                              864.4              733.6
--------------------------------------------------------------------------------
Income before income taxes                            600.9              462.9
Income taxes                                          199.7              161.6
--------------------------------------------------------------------------------
Net income                                       $    401.2          $   301.3
================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
(In millions, except share data)                          2002             2001
--------------------------------------------------------------------------------
Assets                                              (unaudited)
Cash                                               $      267.7   $       565.6
Investment securities                                   4,081.6         2,877.1
Receivables, net                                       63,039.4        63,062.5
Advances to parent company and affiliates               1,130.0           269.7
Acquired intangibles, net                                 418.4           436.6
Goodwill                                                  869.0           854.3
Properties and equipment, net                             413.2           395.6
Real estate owned                                         454.7           392.6
Other assets                                            2,205.7         2,053.4
--------------------------------------------------------------------------------
Total assets                                       $   72,879.7   $    70,907.4
================================================================================
Liabilities and Shareholder's Equity
Debt:
    Commercial paper, bank and other
       borrowings                                  $    5,705.6   $     9,075.6
    Senior and senior subordinated debt
      (with original maturities over one year)         55,105.4        51,174.8
--------------------------------------------------------------------------------
Total debt                                             60,811.0        60,250.4
Insurance policy and claim reserves                       896.8           887.3
Other liabilities                                       2,743.1         2,067.8
--------------------------------------------------------------------------------
Total liabilities                                      64,450.9        63,205.5
Common shareholder's equity:
   Common stock, $1.00 par value, 1,000
      shares authorized, issued and
      outstanding at March 31, 2002
      and December 31, 2001 and
      additional paid-in capital                        3,553.3         3,553.3
   Retained earnings                                    5,012.6         4,611.4
   Accumulated other comprehensive income
      (loss)                                             (137.1)         (462.8)
--------------------------------------------------------------------------------
Total common shareholder's equity                       8,428.8         7,701.9
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity         $   72,879.7   $    70,907.4
================================================================================

See notes to interim condensed consolidated financial statements.

                         CASHFLOW STATEMENT
Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                          2002               2001
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                        $   401.2          $   301.3
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned
          receivables                                 816.7              548.8
      Insurance policy and claim reserves              24.4               48.3
      Depreciation and amortization                    53.0               70.6
      Interest-only strip receivables,
          net change                                  (31.6)              (1.5)
      Other, net                                      397.7              267.2
--------------------------------------------------------------------------------
Cash provided by operations                         1,661.4            1,234.7
--------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                      (345.4)            (425.2)
      Matured                                          88.2               89.2
      Sold                                            190.3              143.3
Short-term investment securities, net change       (1,165.7)             159.0
Receivables:
      Originations, net                              (943.5)            (444.8)
      Purchases and related premiums               (9,372.5)          (7,634.0)
      Sold                                          9,428.6            6,757.5
Properties and equipment purchased                    (44.5)             (41.1)
Properties and equipment sold                             -                1.8
Advances to parent company and affiliates,
      net                                            (860.3)            (523.9)
--------------------------------------------------------------------------------
Cash decrease from investments in operations       (3,024.8)          (1,918.2)
--------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt and demand deposits, net change    (3,370.0)            (366.1)
Senior and senior subordinated debt issued          7,190.0            4,058.4
Senior and senior subordinated debt retired        (2,727.9)          (2,839.6)
Policyholders' benefits paid                          (26.6)             (28.2)
Dividends paid to parent company                          -             (275.0)
--------------------------------------------------------------------------------
Cash increase from financing and capital
      transactions                                  1,065.5              549.5
--------------------------------------------------------------------------------
Decrease in cash                                     (297.9)            (134.0)
Cash at January 1                                     565.6              269.5
--------------------------------------------------------------------------------
Cash at March 31                                  $   267.7          $   135.5
================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                     $   794.1          $   834.0
Income taxes paid                                      60.3               52.2
--------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household International, Inc., and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.       INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

--------------------------------------------------------------------------------
                                           March 31,                December 31,
                                                2002                       2001
--------------------------------------------------------------------------------
                               Amortized        Fair      Amortized         Fair
(In millions)                       Cost       Value           Cost        Value
--------------------------------------------------------------------------------
Corporate debt securities      $ 2,058.2   $ 1,985.2   $   2,087.3     $ 2,051.8
Money market funds               1,067.8     1,067.8          79.7          79.7
Certificates of deposit             84.1        84.1          82.5          82.5
U.S.government and federal
    agency debt securities         406.3       403.8         272.5         273.3
Marketable equity securities        29.0        26.0          24.3          21.2
Other                              473.1       472.3         323.8         328.7
--------------------------------------------------------------------------------
Subtotal                         4,118.5     4,039.2       2,870.1       2,837.2
Accrued investment income           42.4        42.4          39.9          39.9
--------------------------------------------------------------------------------
Total available-for-sale
    investments                $ 4,160.9   $ 4,081.6   $   2,910.0     $ 2,877.1
================================================================================

3.       RECEIVABLES
                                                    March 31,       December 31,
(In millions)                                           2002               2001
--------------------------------------------------------------------------------
Real estate secured                           $   39,239.2      $      37,198.4
Auto finance                                       2,610.4              2,332.2
MasterCard*/Visa*                                  5,778.2              6,942.4
Private label                                      5,306.6              5,986.4
Personal non-credit card                          10,338.0             10,558.6
Commercial and other                                 478.9                442.5
--------------------------------------------------------------------------------
Total owned receivables                           63,751.3             63,460.5
Accrued finance charges                            1,351.5              1,376.9
Credit loss reserve for owned
    receivables                                   (2,566.4)            (2,389.5)
Unearned credit insurance premiums
    and claims reserves                             (738.5)              (750.3)
Interest-only strip receivables                    1,036.6                961.4
Amounts due and deferred from
    receivables sales                                204.9                403.5
--------------------------------------------------------------------------------
Total owned receivables, net                      63,039.4             63,062.5
Receivables serviced with limited
    recourse                                      20,501.3             19,759.3
--------------------------------------------------------------------------------
Total managed receivables, net                $   83,540.7      $      82,821.8
================================================================================

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,196.9 million at March 31, 2002 and $1,062.1 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments of $364.9 million at March 31, 2002 and $321.3 million at December 31, 2001.

The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                         March 31,          December 31,
(In millions)                                2002                  2001
--------------------------------------------------------------------------------
Real estate secured                   $     619.9          $      861.8
Auto finance                              4,012.7               4,026.6
MasterCard/Visa                           9,195.5               9,047.5
Private label                             2,634.0               2,150.0
Personal non-credit card                  4,039.2               3,673.4
--------------------------------------------------------------------------------
Total                                 $  20,501.3          $   19,759.3
================================================================================

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                         March 31,          December 31,
(In millions)                                2002                  2001
--------------------------------------------------------------------------------
Real estate secured                   $  39,859.1          $   38,060.2
Auto finance                              6,623.1               6,358.8
MasterCard/Visa                          14,973.7              15,989.9
Private label                             7,940.6               8,136.4
Personal non-credit card                 14,377.2              14,232.0
Commercial and other                        478.9                 442.5
--------------------------------------------------------------------------------
Managed receivables                   $  84,252.6          $   83,219.8
================================================================================

--------
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

4.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:
                                                              Three months ended
                                                                       March 31,
(In millions)                                               2002            2001
--------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning
         of period                                    $  2,389.5      $ 1,603.9
     Provision for credit losses                           816.7          548.8
     Charge-offs                                          (715.8)        (447.9)
     Recoveries                                             51.5           39.2
     Other, net                                             24.5            4.3
--------------------------------------------------------------------------------
     Credit loss reserves for owned
         receivables at March 31                         2,566.4        1,748.3
--------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of
         period                                          1,062.1        1,001.4
     Provision for credit losses                           428.5          220.8
     Charge-offs                                          (323.8)        (253.7)
     Recoveries                                             20.7           14.0
     Other, net                                              9.4           (1.7)
--------------------------------------------------------------------------------
     Credit loss reserves for receivables
        serviced with limited recourse at
        March 31                                         1,196.9          980.8
--------------------------------------------------------------------------------
Total credit loss reserves for managed
       receivables at March 31                         $ 3,763.3      $ 2,729.1
================================================================================

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate losses for consumer receivables based on delinquency status and past loss experience. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation (which uses roll rates and migration analysis). These risk factors include bankruptcy trends, recent growth, product mix, economic conditions and current levels of charge-offs and delinquencies.

5.       ACQUIRED INTANGIBLES AND GOODWILL

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142").
FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. We have completed the transitional goodwill impairment test required by FAS No. 142 and have concluded that none of our goodwill is impaired.

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

------------------------------------------------------------------------------
                                                   March 31,      December 31,
                                                        2002              2001
(In millions)
------------------------------------------------------------------------------
Purchased credit card relationships                $ 1,027.3         $ 1,027.3
Accumulated amortization                              (608.9)           (590.7)
-------------------------------------------------------------------------------
Purchased credit card relationships, net           $   418.4         $   436.6
===============================================================================

Acquired intangible amortization expense totaled $18.2 million for the first quarter of 2002, $24.2 million for the first quarter of 2001 and $92.6 million for the twelve-months ended December 31, 2001. Estimated amortization expense associated with purchased credit card relationships for each of the following years is as follows:

--------------------------------------------------------------------------------
(In millions)
Year ended December 31,
--------------------------------------------------------------------------------
2002                                                              $51.1
2003                                                               43.7
2004                                                               41.1
2005                                                               36.7
2006                                                               34.3
--------------------------------------------------------------------------------

The following table discloses the impact of goodwill amortization on net income for the periods indicated.
--------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                           2002               2001
--------------------------------------------------------------------------------
Reported net income                              $     401.2         $    301.3
Add back: Goodwill amortization, net                    --                  8.1
--------------------------------------------------------------------------------
Adjusted net income                              $     401.2         $    309.4
================================================================================

There were no significant changes to our goodwill balance, either in total or by segment, during the current quarter.

6.       INCOME TAXES

Our effective tax rate was 33.2 percent for the three months ended March 31, 2002 and 34.9 percent for the first three months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

7.       TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $1,130.0 million at March 31, 2002 compared to $269.7 million at December 31, 2001. There were no advances from parent company and affiliates at March 31, 2002 and December 31, 2001. Net interest income on affiliated balances was $6.6 million for the first quarter of 2002 and $12.8 million for the prior year quarter.

8.       COMPREHENSIVE INCOME

Comprehensive income was $726.9 million for the quarter ended March 31, 2002 and $36.1 million for the quarter ended March 31, 2001.

The components of accumulated other comprehensive income (loss) were as follows:

--------------------------------------------------------------------------------
                                                   March 31,        December 31,
(In millions)                                           2002                2001
--------------------------------------------------------------------------------
Unrealized losses on cash flow hedging
    instruments                                  $  (315.8)        $     (645.6)
Unrealized gains on investments
    and interest-only strip receivables              177.6                179.2
Foreign currency translation adjustments               1.1                  3.6
--------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)    $  (137.1)        $     (462.8)
================================================================================

9.       NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

10.      SEGMENT REPORTING

We have one reportable segment, Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2001.

------------------------------------------------------------------------------------------------------------------------------------
Reportable Segments - Managed Basis

                                                                                              Managed                        Owned
                                                                         Adjustments/           Basis        Securi-         Basis
                                                   All                    Reconciling    Consolidated       tization    Consolidated
(In millions)                   Consumer         Other         Totals           Items          Totals     Adjustments        Totals
------------------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2002
Net interest margin            $ 1,820.2     $    61.8     $ 1,882.0             -          $ 1,882.0     $  (580.6)(5)    $ 1,301.4
Fee income                         295.1           2.8         297.9             -              297.9        (129.5)(5)        168.4
Other revenues (1)                 298.2         205.0         503.2     $   (46.4)(2)          456.8         281.6 (5)        738.4
Intersegment revenues               45.7            .7          46.4         (46.4)(2)           -             -                -
Provision for credit losses      1,240.8          27.9       1,268.7         (23.5)(3)        1,245.2        (428.5)(5)        816.7
Net income                         284.3         131.4         415.7         (14.5)             401.2             -            401.2
Receivables                     83,645.9         606.7      84,252.6             -           84,252.6     (20,501.3)(6)     63,751.3
Assets                          86,505.9      15,253.1     101,759.0      (8,378.0)(4)       93,381.0     (20,501.3)(6)     72,879.7
Goodwill                           857.6          11.4         869.0             -              869.0             -            869.0
------------------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2001
Net interest margin            $ 1,428.5     $    (7.4)    $ 1,421.1             -          $ 1,421.1     $  (435.5)(5)    $   985.6
Fee income                         231.0           1.4         232.4             -              232.4        (114.7)(5)        117.7
Other revenues (1)                 114.0         187.5         301.5     $   (55.5)(2)          246.0         329.4 (5)        575.4
Intersegment revenues               55.1            .4          55.5         (55.5)(2)           -             -                -
Provision for credit losses        765.5           2.8         768.3           1.3 (3)          769.6        (220.8)(5)        548.8
Net income                         240.6         962.7         337.3         (36.0)             301.3             -            301.3
Receivables                     69,174.8         520.2      69,695.0             -           69,695.0     (18,428.6)(6)     51,266.4
Assets                          72,434.0      13,858.4      86,292.4      (8,037.1)(4)       78,255.3     (18,428.6)(6)     59,826.7
Goodwill                           875.6          12.0         887.6             -              887.6             -            887.6
------------------------------------------------------------------------------------------------------------------------------------

(1)   Net of policyholder benefits and excluding fees.
(2)   Eliminates intersegment revenues.
(3) Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(4)   Eliminates investments in subsidiaries and intercompany borrowings.
(5) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(6)   Represents receivables serviced with limited recourse.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS

--------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(Dollar amounts are in millions)                          2002             2001
--------------------------------------------------------------------------------
                                                   (Unaudited)      (Unaudited)
Net income                                          $    401.2      $    301.3
Net interest margin and other revenues(1)              2,208.2         1,678.7
Owned Basis Ratios:
    Return on average owned assets                        2.23 %          2.00 %
    Return on average common
        shareholder's equity                              18.7            16.2
    Net interest margin                                   7.98            7.49
    Consumer net charge-off ratio                         4.19            3.22
    Reserves as a percentage of net
        charge-offs                                       96.6           106.9
    Efficiency ratio (2)                                  35.8            36.9
Managed Basis Ratios:(3)
    Return on average managed assets                      1.74 %          1.54 %
    Net interest margin                                   8.82            8.02
    Consumer net charge-off ratio                         4.63            3.76
    Reserves as a percentage of net
        charge-offs                                       97.3           105.2
    Efficiency ratio (2)                                  30.0            32.4
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                     March 31,    December 31,
(Dollar amounts are in millions)                          2002            2001
--------------------------------------------------------------------------------
                                                    (Unaudited)
Owned Basis:
    Total assets                                    $ 72,879.7      $ 70,907.4
    Receivables                                       63,751.3        63,460.5
    Debt to equity ratio                                 7.2:1           7.8:1
    Two-month-and-over contractual
        delinquency ratio                                 5.40%           5.22%
    Reserves as a percentage of
        receivables                                       4.03            3.77
    Reserves as a percentage of
        nonperforming loans                               90.7            89.8
Managed Basis:(3)
    Total assets                                    $ 93,381.0      $ 90,666.7
    Receivables                                       84,252.6        83,219.8
    Tangible equity to tangible managed
        assets (4)                                        7.91%           7.70%
    Two-month-and-over contractual
        delinquency ratio                                 5.07            4.96
    Reserves as a percentage of
        receivables                                       4.47            4.15
    Reserves as a percentage of
        nonperforming loans                              107.3           104.1
--------------------------------------------------------------------------------

(1) Net of policyholder benefits.

(2) Ratio of operating expenses to net interest margin and other revenues less policyholders' benefits.

(3) We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results.

(4) The ratio of tangible equity to tangible managed assets is a non-GAAP ratio that is used by rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. Tangible shareholder's equity includes common shareholder's equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative assets.

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2001 Form 10-K.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 10, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

The following discussion of our financial condition and results of operations is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

OPERATIONS SUMMARY

Our net income for the first quarter of 2002 increased 33 percent to $401.2 million, from $301.3 million a year ago. Our improved results were due to strong revenue growth from an expanded net interest margin and higher receivable volume as well as higher income from our tax refund lending business. Partially offsetting the revenue growth were higher credit loss provision, including provision greater than charge-offs of $152.4 million in the current quarter, and higher operating expenses that result from receivable growth. Our annualized return on average owned assets ("ROA") was 2.23 percent in the first quarter, compared to 2.00 percent in the same period in 2001.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $284.3 million in the current quarter compared to $240.6 million in the year-ago quarter. Net interest margin, fee income and other revenues increased $640.0 million to $2.4 billion in the first quarter of 2002 as a result of strong receivable growth and higher securitization activity pursuant to our liquidity management plans. The higher revenues were partially offset by substantially higher credit loss provision and expenses. Our credit loss provision rose $475.3 million to $1.2 billion as a result of increased levels of receivables and the continued weakened economy. In the first quarter, we recorded managed loss provision greater than charge-offs of $275.9 million which increased loss reserves. Higher salary expenses were the result of additional employees to support the increased receivable levels, additional collectors, and investments in the growth of our businesses. Managed receivables grew to $83.6 billion at March 31, 2002, compared to $82.7 billion at December 31, 2001 and $69.2 billion at March 31, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured and MasterCard and Visa receivables. Real estate secured receivable growth was strong in both our branches and in our Mortgage Services business. Growth in our Mortgage Services business was partially offset by a $900 million receivable sale in the first quarter of 2002. Growth in MasterCard and Visa receivables reflects growth in our Union Plus(R) ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and the $1.6 billion Renaissance portfolio acquisition. The credit card growth was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. Return on average managed assets ("ROMA") was 1.32 percent in the first quarter of 2002, compared to 1.34 percent in the year-ago quarter. The decline in the ratio reflects higher credit loss provision and the continued shift in our portfolio to lower margin real estate secured receivables.

BALANCE SHEET REVIEW

----------------------------------------------------------------------------------------------------------------
                                                                  Increase (decrease)     Increase (decrease)
                                                     March 31,      from prior year       from prior quarter
(All dollar amounts are stated in millions)              2002            $         %           $           %
----------------------------------------------------------------------------------------------------------------
 Real estate secured                               $ 39,239.2     $  8,092.2      26 %   $ 2,040.8        5 %
 Auto finance                                         2,610.4          751.6      40         278.2       12
 MasterCard*/Visa*                                    5,778.2        1,692.6      41      (1,164.2)     (17)
 Private label                                        5,306.6          931.2      21        (679.8)     (11)
 Personal non-credit card (1)                        10,338.0        1,030.1      11        (220.6)      (2)
 Commercial and other                                   478.9          (12.8)     (3)         36.4        8
----------------------------------------------------------------------------------------------------------------
 Total owned receivables                           $ 63,751.3     $ 12,484.9      24 %   $   290.8        - %
================================================================================================================

(1) Personal non-credit card receivables are comprised of the following:

                                           March 31,   December 31,    March 31,
 (In millions)                                 2002           2001         2001
--------------------------------------------------------------------------------
Domestic personal unsecured              $  6,104.5     $  6,242.9    $ 5,886.9
UP personal unsecured                         178.5          194.1        127.8
Personal homeowner loans                    4,055.0        4,121.6      3,293.2
--------------------------------------------------------------------------------
Total personal non-credit card           $ 10,338.0     $ 10,558.6    $ 9,307.9
================================================================================

Receivables growth was a key contributor to our improved results. Owned receivables increased $12.5 billion, or 24 percent from a year ago, to $63.8 billion. Our real estate secured portfolio reported the strongest growth in terms of dollars as a result of solid growth in both our branches and in our Mortgage Services business. Real estate secured receivable growth was partially offset by the sale of approximately $900 million in whole loans by our mortgage services business in March 2002 pursuant to our liquidity management plans. Our auto finance business also reported strong, but controlled growth increasing receivables $752 million, or 40 percent while maintaining stringent underwriting criteria. A strong market, larger sales force, increased dealer penetration and strong Internet originations contributed to the growth in auto finance receivables. Growth in our MasterCard and Visa receivables during the year reflects the $1.6 billion fourth quarter 2001 Renaissance acquisition from an affiliate. Private label receivables increased 21 percent to $5.3 billion primarily as a result of a $560 million portfolio acquisition in the fourth quarter of 2001 and higher purchases from our affiliate which originates substantially all private label receivables generated from new merchant relationships. Strong growth in our branches contributed to the growth in personal non-credit card receivables. These growth trends reflect increased securitization activity. We securitized $2.4 billion of receivables in the first quarter of 2002, as compared to $902 million in the first quarter of 2001.


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Compared to December 31, 2001, growth in our real estate secured and auto finance portfolios were substantially offset by the previously discussed sale of $900 million in real estate secured receivables and normal, seasonal run-off in our credit card portfolios. Increased securitization activity during the quarter also contributed to the decrease.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.40 percent at March 31, 2002, compared with 5.22 percent at December 31, 2001 and 4.91 percent at March 31, 2001. The annualized consumer owned charge-off ratio in the first quarter of 2002 was 4.19 percent, compared with 3.96 percent in the prior quarter and 3.22 percent in the year-ago quarter.

Our debt to equity ratio was 7.2:1 at March 31, 2002 compared to 7.8:1 at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We paid dividends to our parent company of $275 million in the first quarter of 2001. No dividends were paid to our parent in the first quarter of 2002. During the first quarter of 2002 and 2001, we received no capital contributions from our parent.

We accessed the debt capital markets during the quarter in accordance with our customary funding plans. Commercial paper, bank and other borrowings decreased to $5.7 billion at March 31, 2002 from $9.1 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $55.1 billion from $51.2 billion at year-end.

In the quarter, we took a number of steps to reduce our reliance on short-term debt to strengthen our protection against market induced volatility. These steps included the following:

o We reduced our domestic outstanding commercial paper balance to $5.8 billion, a $2.9 billion reduction from December 31, 2001.

o We built a $1 billion investment security liquidity portfolio.

o We issued $2.5 billion of 5-year global debt.

o We issued (pound)500 million of 10-year debt to investors in the U.K.

o We accelerated the timing of our securitization activity planned for later in the year. The composition of receivables securitized excluding replenishments of certificateholder interests) was as follows:

                                                             Three months ended
                                                                      March 31,
(In millions)                                          2002               2001
--------------------------------------------------------------------------------
MasterCard/Visa                                  $    600.0         $    73.2
Auto finance                                          425.0             378.8
Private label                                         500.0              --
Personal non-credit card                              902.7             450.0
--------------------------------------------------------------------------------
Total                                            $  2,427.7         $   902.0
================================================================================


o We established $5 billion in incremental conduit capacity for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes.

o We issued securities backed by dedicated home equity loan receivables of $1.5 billion, including $500 million which was drawn on incremental conduit capacity which was put in place during the quarter. For accounting purposes, these transactions were structured as secured financings; therefore, the receivables and the related debt remain on our balance sheet. As of March 31, 2002, closed-end real estate secured receivables totaling $3.3 billion secured $2.8 billion of outstanding debt related to these transactions. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

o We sold approximately $900 million in real estate secured loans that were held by our mortgage services business.

Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of consumer receivables, typically MasterCard or Visa credit card, private label credit card, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust that is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("SFAS No. 140) and therefore is not consolidated. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

In a secured financing, a designated pool of receivables, typically real estate secured, are transferred to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

Our securitized receivables totaled $20.5 billion at March 31, 2002, compared to $19.8 billion at December 31, 2001. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2002, securitizations represented 25 percent of the funding associated with our managed portfolio compared to 27 percent a year earlier.

Our banking subsidiaries are subject to the capital adequacy guidelines adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In the quarter, we made capital contributions to our banking subsidiaries of approximately $250 million in response to the 2001 Guidance for Subprime Lending Programs issued by the Office of Thrift Supervision, OCC and FDIC. We currently do not anticipate the need for additional capital contributions to our banking subsidiaries.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin Our net interest margin on an owned basis was $1.3 billion for the first quarter of 2002, up 32 percent from $1.0 billion for the prior-year quarter. The increase was primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

Net interest margin as a percent of average interest-earning assets, annualized, was 7.98 percent in the first quarter of 2002 and 7.49 percent in the year-ago quarter. Lower funding costs were the primary reasons for the expansion over the prior year quarter, as we received the full benefit of 2001 interest rate reductions.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $1.9 billion in the first quarter of 2002, up from $1.4 billion in the first quarter of 2001 primarily due to higher receivable levels and an expanded margin. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.82 percent in the current quarter, compared to 8.02 percent in the year-ago quarter. Lower funding costs were the primary driver of the increased margin.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because auto finance and MasterCard and Visa receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio, which primarily consists of lower margin real estate secured loans.

Provision for credit losses The provision for credit losses for receivables totaled $816.7 million for the first quarter of 2002, compared to $548.8 million in the prior-year quarter. The provision as a percent of average owned receivables, annualized, was 5.12 percent in the first quarter of 2002, compared to 4.28 percent in the first quarter of 2001. We recorded owned loss provision greater than charge-offs of $152.4 million during the first quarter. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 4, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues on an owned basis were $980.6 million in the first quarter of 2002 and $759.7 million in the first quarter of 2001 and included the following:
                                                          Three months ended
                                                                   March 31,
(In millions)                                       2002               2001
--------------------------------------------------------------------------------
Securitization revenue                        $    428.0          $   306.3
Insurance revenue                                  130.1              115.9
Investment income                                   41.9               38.3
Fee income                                         168.4              117.7
Other income                                       212.2              181.5
--------------------------------------------------------------------------------
Total other revenues                          $    980.6          $   759.7
================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $428.0 million in the first quarter of 2002, compared to $306.3 million in the prior-year quarter. The increase was due to higher average securitized receivables as well as increases in the level of receivables securitized during the period as a result of our decision to accelerate the timing of securitization activity planned for later in the year. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:
                                                             Three months ended
                                                                       March 31,
(In millions)                                              2002            2001
--------------------------------------------------------------------------------
Net initial gains                                    $     74.4      $     27.4
Net replenishment gains                                   148.6           126.9
Servicing revenue and excess spread                       205.0           152.0
--------------------------------------------------------------------------------
Total                                                $    428.0      $    306.3
================================================================================

The change in our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), was $31.6 million in the first quarter of 2002 compared to $1.5 million in the year-ago period.

Insurance revenue was $130.1 million in the first quarter of 2002 compared to $115.9 million in the year-ago period. The increase reflected increased sales on a larger receivables portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $41.9 million in the first quarter of 2002, compared to $38.3 million in the year-ago period. The increase was primarily due to higher interest income, primarily resulting from higher average investment balances, partially offset by lower yields.

Fee income, which includes revenues from fee-based products such as credit cards, was $168.4 million in the first quarter 2002, compared to $117.7 million in the prior-year period. The increase was primarily due to higher average MasterCard and Visa receivables largely due to the purchase of the Renaissance portfolio in the fourth quarter of 2001.

See Note 10, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $212.2 million in the first quarter of 2002, compared to $181.5 million in the prior-year period. Our seasonal tax refund lending business contributed higher revenues than in the prior period.

Expenses Total costs and expenses for the first quarter of 2002 were $864.4 million compared to $733.6 million in the comparable prior-year period. The increase was driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 35.8 percent in the first quarter of 2002 compared to 36.9 percent in the comparable prior-year period.

Total costs and expenses included the following:
                                                              Three months ended
                                                                       March 31,
(In millions)                                           2002               2001
--------------------------------------------------------------------------------
Salaries and fringe benefits                         $ 344.5           $ 294.3
Sales incentives                                        51.7              52.4
Occupancy and equipment expense                         71.1              64.3
Other marketing expenses                                64.1              62.4
Other servicing and administrative expenses            241.0             158.2
Amortization of acquired intangibles and goodwill       18.2              35.4
Policyholders' benefits                                 73.8              66.6
--------------------------------------------------------------------------------
Total costs and expenses                             $ 864.4           $ 733.6
================================================================================

Salaries and fringe benefits for the first quarter of 2002 were $344.5 million compared to $294.3 million in the first quarter of 2001. The increase was primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the first quarter of 2002 were $51.7 million compared to $52.4 million in the comparable prior-year period. The decrease was due to lower new loan volume and the implementation of 2002 incentive plans in our branches which, generally, have higher volume requirements than the prior year plans.

Occupancy and equipment expense for the first quarter of 2002 was $71.1 million compared to $64.3 million in the comparable prior-year period. The increase was primarily the result of higher repairs and maintenance costs as well as support facility growth.

Other marketing expenses of $64.1 million for the first quarter of 2002 were comparable to $62.4 million in the same prior-year period.

Other servicing and administrative expenses for the first quarter of 2002 were $241.0 million compared to $158.2 million in the comparable prior-year period. The increase was primarily due to servicing fees on the Renaissance portfolio which was purchased in the fourth quarter of 2001. Higher collection, REO and consulting expenses also contributed to the increase.

Amortization of acquired intangibles and goodwill for the first quarter of 2002 was $18.2 million compared to $35.4 million in the comparable prior-year period. The decrease was primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

Policyholders' benefits for the first quarter of 2002 were $73.8 million compared to $66.6 million in the comparable prior-year period. The increase is consistent with the increase in insurance revenues resulting from the increased policy sales.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying condensed consolidated financial statements for receivables by product type and Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the current and prior year quarter.

The following table sets forth owned basis credit loss reserves for the periods indicated:


(All dollar amounts are stated         March 31,    December 31,       March 31,
 in millions)                              2002            2001            2001
--------------------------------------------------------------------------------
Owned credit loss reserves         $   2,566.4      $   2,389.5    $   1,748.3
Reserves as a percent of:
     Receivables                           4.03%            3.77%          3.41%
     Net charge-offs (1)                  96.6             99.8          106.9
     Nonperforming loans                  90.7             89.8           83.0
================================================================================
(1) Quarter-to-date, annualized

Reserves as a percentage of receivables at March 31, 2002 reflect the impact of the weakened economy, higher levels of delinquency and charge-off, the fourth quarter 2001 Renaissance portfolio acquisition and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

(All dollar amounts are stated        March 31,     December 31,       March 31,
 in millions)                             2002             2001            2001
--------------------------------------------------------------------------------
Managed credit loss reserves       $   3,763.3      $   3,451.6    $   2,729.1
Reserves as a percent of:
     Receivables                           4.47%            4.15%          3.92%
     Net charge-offs (1)                  97.3             98.3          105.2
     Nonperforming loans                 107.3            104.1          102.6
================================================================================
(1) Quarter-to-date, annualized

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                      March 31,      December 31,      March 31,
                                          2002              2001           2001
--------------------------------------------------------------------------------
Real estate secured                      3.09%             2.89%           2.78%
Auto finance                             2.03              2.90            1.77
MasterCard/Visa                          6.85              6.14            3.78
Private label                           11.33             10.36           11.53
Personal non-credit card                11.13             10.43           10.02
--------------------------------------------------------------------------------
Total Owned                              5.40%             5.22%           4.91%
================================================================================

Delinquency as a percent of consumer receivables increased over both the previous and prior-year quarters. Compared to the previous quarter, all products except auto finance reported higher delinquencies principally as the result of the weakened economy. This increase was well within our expectations. The sequential decrease in auto finance delinquency is consistent with historical seasonal trends. Increases in MasterCard and Visa and private label delinquency also reflect lower levels of receivables due to normal seasonal run-off.

Compared to a year ago, the weakened economy contributed to higher delinquency rates in all products. Improved collections in our real estate secured, private label and personal non-credit card portfolios and a growing percentage of real estate secured loans on which we hold a first lien position partially offset the increases resulting from the weakened economy. The improved collections were a direct result of increasing the size of our collection staff, especially in our branch network. In our private label portfolio, a portfolio acquisition in the fourth quarter of 2001 resulted in lower delinquency rates, however, the December 2001 Renaissance portfolio acquisition resulted in higher delinquency rates in our MasterCard and Visa portfolio.

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                      March 31,      December 31,      March 31,
                                          2002              2001           2001
--------------------------------------------------------------------------------
Real estate secured                       .73%              .71%            .46%
Auto finance                             5.66              4.85            4.17
MasterCard/Visa                         10.35              8.50            6.12
Private label                           10.71             10.69           10.35
Personal non-credit card                 9.35              9.14            7.26
--------------------------------------------------------------------------------
Total Owned                              4.19%              3.96%          3.22%
================================================================================
Real estate charge-offs and REO
    expense as a percent of
    average real estate secured
    receivables                          1.20%              1.06%           .85%
================================================================================

The weakened economy drove the increase in charge-off ratios over both the previous and prior year quarters. The increases were consistent with our expectations. Loss severities in our auto finance portfolio improved slightly during the quarter. Reductions in average MasterCard and Visa receivables due to normal seasonal run-off also contributed to the increase in the MasterCard and Visa charge-off ratio over the previous quarter.

Compared to the prior year quarter, the increase in the charge-off ratio was primarily attributable to the weakened economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. The increase in the MasterCard and Visa charge-off ratio also reflects the December 2001 Renaissance portfolio acquisition.

OWNED NONPERFORMING ASSETS

                                        March 31,    December 31,      March 31,
(In millions)                               2002            2001           2001
--------------------------------------------------------------------------------
Nonaccrual receivables                $  2,027.6     $  1,853.5      $  1,581.3
Accruing consumer receivables
     90 or more days delinquent            800.9          806.3           511.8
Renegotiated commercial loans                -              2.1            12.3
--------------------------------------------------------------------------------
Total nonperforming receivables          2,828.5        2,661.9         2,105.4
Real estate owned                          454.7          392.6           344.6
--------------------------------------------------------------------------------
Total nonperforming assets            $  3,283.2     $  3,054.5      $  2,450.0
================================================================================
Credit loss reserves as a
     percent of nonperforming
     receivables                            90.7%          89.8%           83.0%
================================================================================

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              12           Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

              99.1         Debt Securities Ratings.

     (b)      Report on Form 8-K

              During the first quarter of 2002, the Registrant filed no current Reports on Form 8-K.

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



Date:    May 10, 2002                        By: /s/ David A. Schoenholz
         ------------                        ---------------------------
                                             David A. Schoenholz
                                             Executive Vice President -
                                             Chief Financial Officer
                                             and on behalf of
                                             Household Finance Corporation

Exhibit Index


              12           Statement of Computation of Ratio of Earnings to
                           Fixed Charges.

              99.1         Debt Securities Ratings.