Form 10-Q/A
period 2002-03-31
HOUSEHOLD FINANCE CORP
filed 2002-08-14
CIK 48681

                                   FORM 10-Q/A

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

                               Table of Contents

PART I.        Financial Information                                                              Page
                                                                                                  ----
     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income (Unaudited) -
               Three months ended March 31, 2002 and 2001 (RESTATED).............................   2

               Condensed Consolidated Balance Sheets (Unaudited) -
               March 31, 2002 and December 31, 2001 (RESTATED)...................................   3

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three months ended March 31, 2002 and 2001 (RESTATED).............................   4

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited) ...........................................................   5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ....................................  11

PART II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K .................................................  23

     Signature ..................................................................................  24


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                                     Three months ended
                                                                                              March 31,
(In millions)                                                                   2002               2001
-------------------------------------------------------------------------------------------------------
                                                                           (RESTATED)        (RESTATED)
Finance and other interest income                                          $ 2,011.2          $ 1,811.1
Interest expense                                                               709.8              825.5
-------------------------------------------------------------------------------------------------------
Net interest margin                                                          1,301.4              985.6
Provision for credit losses on owned receivables                               816.7              548.8
-------------------------------------------------------------------------------------------------------
Net interest margin after provision for credit losses                          484.7              436.8
-------------------------------------------------------------------------------------------------------
Securitization revenue                                                         425.1              303.1
Insurance revenue                                                              130.1              115.9
Investment income                                                               41.9               38.3
Fee income                                                                     157.3               95.5
Other income                                                                   212.2              181.5
-------------------------------------------------------------------------------------------------------
Total other revenues                                                           966.6              734.3
-------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                                   344.5              294.3
Sales incentives                                                                51.7               52.4
Occupancy and equipment expense                                                 71.1               64.3
Other marketing expenses                                                        64.1               62.4
Other servicing and administrative expenses                                    242.3              160.0
Amortization of acquired intangibles and goodwill                               19.8               37.0
Policyholders' benefits                                                         73.8               66.6
-------------------------------------------------------------------------------------------------------
Total costs and expenses                                                       867.3              737.0
-------------------------------------------------------------------------------------------------------
Income before income taxes                                                     584.0              434.1
Income taxes                                                                   193.5              151.0
-------------------------------------------------------------------------------------------------------
Net income                                                                 $   390.5          $   283.1
=======================================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
(In millions, except share data)                                                    2002                 2001
---------------------------------------------------------------------------------------------------------------
Assets                                                                         (RESTATED)           (RESTATED)
Cash                                                                          $    267.7           $    565.6
Investment securities                                                            4,081.6              2,877.1
Receivables, net                                                                63,039.4             63,062.5
Advances to parent company and affiliates                                        1,130.0                269.7
Acquired intangibles, net                                                          424.4                444.3
Goodwill                                                                           869.0                854.3
Properties and equipment, net                                                      413.2                395.6
Real estate owned                                                                  454.7                392.6
Other assets                                                                     1,915.5              1,770.2
---------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 72,595.5           $ 70,631.9
===============================================================================================================
Liabilities and Shareholder's Equity
Debt:
    Commercial paper, bank and other borrowings                               $  5,705.6           $  9,075.6
    Senior and senior subordinated debt (with original
        maturities over one year)                                               55,105.4             51,174.8
---------------------------------------------------------------------------------------------------------------
Total debt                                                                      60,811.0             60,250.4
Insurance policy and claim reserves                                                896.8                887.3
Other liabilities                                                                2,666.8              1,989.5
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                               64,374.6             63,127.2
Common shareholder's equity:
   Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at March 31, 2002 and
      December 31, 2001 and additional paid-in capital                           3,553.3              3,553.3
   Retained earnings                                                             4,804.7              4,414.2
   Accumulated other comprehensive income (loss)                                  (137.1)              (462.8)
---------------------------------------------------------------------------------------------------------------
Total common shareholder's equity                                                8,220.9              7,504.7
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                    $ 72,595.5           $ 70,631.9
===============================================================================================================



See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                           March 31,
(In millions)                                                                                      2002         2001
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS                                                                  (RESTATED)   (RESTATED)
Net income                                                                                    $   390.5    $   283.1
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned receivables                                            816.7        548.8
      Insurance policy and claim reserves                                                          24.4         48.3
      Depreciation and amortization                                                                54.6         72.2
      Interest-only strip receivables, net change                                                 (31.6)        (1.5)
      Other, net                                                                                  406.8        283.8
--------------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                                     1,661.4      1,234.7
--------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                                                                  (345.4)      (425.2)
      Matured                                                                                      88.2         89.2
      Sold                                                                                        190.3        143.3
Short-term investment securities, net change                                                   (1,165.7)       159.0
Receivables:
      Originations, net                                                                          (943.5)      (444.8)
      Purchases and related premiums                                                           (9,372.5)    (7,634.0)
      Sold                                                                                      9,428.6      6,757.5
Properties and equipment purchased                                                                (44.5)       (41.1)
Properties and equipment sold                                                                         -          1.8
Advances to parent company and affiliates                                                        (860.3)      (523.9)
--------------------------------------------------------------------------------------------------------------------
Cash decrease from investments in operations                                                   (3,024.8)    (1,918.2)
--------------------------------------------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                                                                    (3,370.0)      (366.1)
Senior and senior subordinated debt issued                                                      7,190.0      4,058.4
Senior and senior subordinated debt retired                                                    (2,727.9)    (2,839.6)
Policyholders' benefits paid                                                                      (26.6)       (28.2)
Dividends paid to parent company                                                                      -       (275.0)
--------------------------------------------------------------------------------------------------------------------
Cash increase from financing and capital transactions                                           1,065.5        549.5
--------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                                 (297.9)      (134.0)
Cash at January 1                                                                                 565.6        269.5
--------------------------------------------------------------------------------------------------------------------
Cash at March 31                                                                              $   267.7    $   135.5
====================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                                 $   794.1    $   834.0
Income taxes paid                                                                                  60.3         52.2
--------------------------------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household International, Inc., and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes included in our restated Annual Report on Form 10-K for the year ended December 31, 2001.

RESTATEMENT
-----------

Household Finance Corporation has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and has restated this previously filed first quarter Form 10-Q for the quarterly period ended March 31, 2002. We believe this Form 10-Q includes all adjustments relating to the restatement for all such prior periods. The restatement relates to a MasterCard/Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All was part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen, LLP, we treated payments made in connection with these agreements that were entered into between 1996 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $197.2 million, after tax, for these items. Our independent auditors have reviewed the unaudited March 31, 2002 financial results and have provided us the letter required by Statement of Auditing Standards No. 71, which letter is also attached to this Form 10-Q as Exhibit 99-2.

2.   INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

----------------------------------------------------------------------------------------------------------------
                                                                       March 31,                   December 31,
                                                                            2002                           2001
----------------------------------------------------------------------------------------------------------------
                                                        Amortized           Fair       Amortized          Fair
(In millions)                                                Cost          Value            Cost         Value
----------------------------------------------------------------------------------------------------------------
Corporate debt securities                               $ 2,058.2      $ 1,985.2       $ 2,087.3     $ 2,051.8
Money market funds                                        1,067.8        1,067.8            79.7          79.7
Certificates of deposit                                      84.1           84.1            82.5          82.5
U.S. government and federal agency debt securities          406.3          403.8           272.5         273.3
Marketable equity securities                                 29.0           26.0            24.3          21.2
Other                                                       473.1          472.3           323.8         328.7
----------------------------------------------------------------------------------------------------------------
Subtotal                                                  4,118.5        4,039.2         2,870.1       2,837.2
Accrued investment income                                    42.4           42.4            39.9          39.9
----------------------------------------------------------------------------------------------------------------
Total available-for-sale investments                    $ 4,160.9      $ 4,081.6       $ 2,910.0     $ 2,877.1
================================================================================================================

3.   RECEIVABLES


                                                                            March 31,         December 31,
(In millions)                                                                    2002                 2001
-----------------------------------------------------------------------------------------------------------
Real estate secured                                                        $ 39,239.2           $ 37,198.4
Auto finance                                                                  2,610.4              2,332.2
MasterCard*/Visa*                                                             5,778.2              6,942.4
Private label                                                                 5,306.6              5,986.4
Personal non-credit card                                                     10,338.0             10,558.6
Commercial and other                                                            478.9                442.5
------------------------------------------------------------------------------------------------------------
Total owned receivables                                                      63,751.3             63,460.5
Accrued finance charges                                                       1,351.5              1,376.9
Credit loss reserve for owned receivables                                    (2,566.4)            (2,389.5)
Unearned credit insurance premiums and claims reserves                         (738.5)              (750.3)
Interest-only strip receivables                                               1,036.6                961.4
Amounts due and deferred from receivables sales                                 204.9                403.5
------------------------------------------------------------------------------------------------------------
Total owned receivables, net                                                 63,039.4             63,062.5
Receivables serviced with limited recourse                                   20,501.3             19,759.3
------------------------------------------------------------------------------------------------------------
Total managed receivables, net                                             $ 83,540.7           $ 82,821.8
============================================================================================================

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

The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                            March 31,         December 31,
(In millions)                                                                    2002                 2001
-----------------------------------------------------------------------------------------------------------
Real estate secured                                                        $   619.9             $   861.8
Auto finance                                                                 4,012.7               4,026.6
MasterCard/Visa                                                              9,195.5               9,047.5
Private label                                                                2,634.0               2,150.0
Personal non-credit card                                                     4,039.2               3,673.4
-----------------------------------------------------------------------------------------------------------
Total                                                                      $20,501.3             $19,759.3
============================================================================================================


The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                                             March 31,         December 31,
(In millions)                                                                     2002                2001
-----------------------------------------------------------------------------------------------------------
Real estate secured                                                         $ 39,859.1          $ 38,060.2
Auto finance                                                                   6,623.1             6,358.8
MasterCard/Visa                                                               14,973.7            15,989.9
Private label                                                                  7,940.6             8,136.4
Personal non-credit card                                                      14,377.2            14,232.0
Commercial and other                                                             478.9               442.5
-----------------------------------------------------------------------------------------------------------
Managed receivables                                                         $ 84,252.6          $ 83,219.8
===========================================================================================================

---------------------
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

4.   CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                             March 31,
(In millions)                                                                                  2002               2001
-----------------------------------------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period                                          $ 2,389.5         $ 1,603.9
     Provision for credit losses                                                              816.7             548.8
     Charge-offs                                                                             (715.8)           (447.9)
     Recoveries                                                                                51.5              39.2
     Other, net                                                                                24.5               4.3
-----------------------------------------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables
         at March 31                                                                        2,566.4           1,748.3
-----------------------------------------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period                                            1,062.1           1,001.4
     Provision for credit losses                                                              428.5             220.8
     Charge-offs                                                                             (323.8)           (253.7)
     Recoveries                                                                                20.7              14.0
     Other, net                                                                                 9.4              (1.7)
-----------------------------------------------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced with
         limited recourse at March 31                                                       1,196.9             980.8
-----------------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
     at March 31                                                                          $ 3,763.3         $ 2,729.1
=======================================================================================================================

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

5.   ACQUIRED INTANGIBLES AND GOODWILL (RESTATED)

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

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,      December 31,
(In millions)                                                                             2002              2001
------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships                                                   $1,027.3          $1,027.3
Other intangibles                                                                         26.5              26.5
Accumulated amortization - purchased credit card relationships                          (623.2)           (603.8)
Accumulated amortization - other intangibles                                              (6.2)             (5.7)
------------------------------------------------------------------------------------------------------------------
Acquired intangibles, net                                                             $  424.4          $  444.3
==================================================================================================================

Acquired intangible amortization expense totaled $19.8 million for the first quarter of 2002, $25.8 million for the first quarter of 2001 and $99.0 million for the twelve-months ended December 31, 2001. Estimated amortization expense associated with purchased credit card relationships for each of the following years is as follows:

--------------------------------------------------------------------------------
(In millions)
Year ended December 31,
--------------------------------------------------------------------------------
2002                                                                      $ 57.7
2003                                                                        50.3
2004                                                                        47.7
2005                                                                        43.3
2006                                                                        39.9
--------------------------------------------------------------------------------

The following table discloses the impact of goodwill amortization on net income for the periods indicated.

--------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                                   2002        2001
--------------------------------------------------------------------------------
Reported net income                                         $  390.5    $  283.1
Add back: Goodwill amortization, net                            --           8.1
--------------------------------------------------------------------------------
Adjusted net income                                         $  390.5    $  291.2
================================================================================

There were no significant changes to our goodwill balance, either in total or by segment, during the current quarter.

6.   INCOME TAXES (RESTATED)

Our effective tax rate was 33.1 percent for the three months ended March 31, 2002 and 34.8 percent for the first three months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

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

8.   COMPREHENSIVE INCOME (RESTATED)

Comprehensive income was $716.2 million for the quarter ended March 31, 2002 and $17.9 million for the quarter ended March 31, 2001.

The components of accumulated other comprehensive income (loss) were as follows:

-----------------------------------------------------------------------------------------------
                                                                       March 31,   December 31,
(In millions)                                                               2002           2001
-----------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                      $ (315.8)      $ (645.6)
Unrealized gains on investments and interest-only strip receivables        177.6          179.2
Foreign currency translation adjustments                                     1.1            3.6
-----------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                           $ (137.1)      $ (462.8)
===============================================================================================

9.   NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

10.  SEGMENT REPORTING (RESTATED)

We have one reportable segment, Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2001.

Reportable Segments - Managed Basis

                                                                                          Managed                              Owned
                                                                   Adjustments/             Basis                              Basis
                                                All                 Reconciling      Consolidated   Securitization      Consolidated
(In millions)                   Consumer      Other       Totals          Items            Totals      Adjustments            Totals
------------------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2002
Net interest margin            $ 1,820.2   $   61.8    $ 1,882.0            -          $ 1,882.0        $  (580.6)(5)     $ 1,301.4
Fee income                         281.1        2.7        283.8            -              283.8           (126.5)(5)         157.3
Other revenues (1)                 298.2      205.1        503.3         (46.4)(2)         456.9            278.6 (5)         735.5
Intersegment revenues               45.7         .7         46.4         (46.4)(2)           -                -                 -
Provision for credit losses      1,240.8       28.0      1,268.8         (23.5)(3)       1,245.3           (428.6)(5)         816.7
Net income                         273.7      131.3        405.0         (14.5)            390.5                -             390.5
Receivables                     83,645.9      606.7     84,252.6            -           84,252.6        (20,501.3)(6)      63,751.3
Assets                          86,221.8   15,253.0    101,474.8      (8,378.0)(4)      93,096.8        (20,501.3)(6)      72,595.5
Goodwill                           857.6       11.4        869.0            -              869.0                -             869.0
------------------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2001
Net interest margin            $ 1,428.5     $ (7.4)   $ 1,421.1            -          $ 1,421.1        $  (435.5)(5)     $   985.6
Fee income                         205.6        1.4        207.0            -              207.0           (111.5)(5)          95.5
Other revenues (1)                 114.0      187.4        301.4         (55.5)(2)         245.9            326.3 (5)         572.2
Intersegment revenues               55.1         .4         55.5         (55.5)(2)           -                -                 -
Provision for credit losses        765.5        2.8        768.3           1.3 (3)         769.6           (220.8)(5)         548.8
Net income                         222.4       96.7        319.1         (36.0)            283.1              -               283.1
Receivables                     69,174.8      520.2     69,695.0            -           69,695.0        (18,428.6)(6)      51,266.4
Assets                          72,198.4   13,858.4     86,056.8      (8,037.1)(4)      78,019.7        (18,428.6)(6)      59,591.1
Goodwill                           875.6       12.0        887.6            -              887.6              -               887.6
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Three months ended
                                                                                                                    March 31,
(Dollar amounts are in millions)                                                                   2002                  2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               (RESTATED)            (RESTATED)
Net income                                                                                    $   390.5             $   283.1
Net interest margin and other revenues (1)                                                      2,194.2               1,653.3
Owned Basis Ratios:
  Return on average owned assets                                                                   2.16%                 1.89%
  Return on average common shareholder's equity                                                    19.9                  16.2
  Net interest margin                                                                              7.98                  7.49
  Consumer net charge-off ratio                                                                    4.19                  3.22
  Reserves as a percentage of net charge-offs                                                      96.6                 106.9
  Efficiency ratio (2)                                                                             36.2                  40.5
Managed Basis Ratios:(3)
  Return on average managed assets                                                                 1.69%                 1.45%
  Net interest margin                                                                              8.82                  8.02
  Consumer net charge-off ratio                                                                    4.63                  3.76
  Reserves as a percentage of net charge-offs                                                      97.3                 105.2
  Efficiency ratio (2)                                                                             30.3                  35.8
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                              March 31,          December 31,
(Dollar amounts are in millions)                                                                   2002                  2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               (RESTATED)            (RESTATED)

Owned Basis:
  Total assets                                                                                $72,595.5             $70,631.9
  Receivables                                                                                  63,751.3              63,460.5
  Debt to equity ratio                                                                            7.4:1                 8.0:1
  Two-month-and-over contractual delinquency ratio                                                 5.40%                 5.22%
  Reserves as a percentage of receivables                                                          4.03                  3.77
  Reserves as a percentage of nonperforming loans                                                  90.7                  89.8
Managed Basis:(3)
  Total assets                                                                                $93,096.8             $90,391.2
  Receivables                                                                                  84,252.6              83,219.8
  Tangible equity to tangible managed assets (4)                                                   7.70%                 7.49%
  Two-month-and-over contractual delinquency ratio                                                 5.07                  4.96
  Reserves as a percentage of receivables                                                          4.47                  4.15
  Reserves as a percentage of nonperforming loans                                                 107.3                 104.1
----------------------------------------------------------------------------------------------------------------------------------

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

RESTATEMENT

Household Finance Corporation has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and has restated this previously filed first quarter Form 10-Q for the quarterly period ended March 31, 2002. We believe this Form 10-Q and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to a MasterCard/Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All was part of our consumer segment. In consultation with our prior auditors, Arthur Andersen, LLP, we treated payments made in connection with these agreements that were entered into between 1996 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. We believe this is a good faith difference of opinion but we are following the advice of our current auditors. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $197.2 million, after tax, for these items. Our independent auditors have reviewed the unaudited March 31, 2002 financial results and have provided us with the letter required by Statement of Auditing Standards No. 71. This letter is also attached to this Form 10-Q as Exhibit 99-2.

The cumulative restatement relates to the following results:

                                    Restatements to Reported Income                   % Change from Prior Period Net Income
------------------------------------------------------------------------------------- --------------------------------------

                                                                            % Change
(Dollars in millions)       Pre-Tax      Tax Effect        After Tax     to Reported         As Reported        As Restated
------------------------------------ --------------- ---------------- --------------- ------------------- ------------------
Q1 2002                $     (16.9)  $          6.2        $  (10.7)         (2.7)%              33.2%               37.9%
2001                         (58.3)            21.5           (36.8)         (2.5)               22.1                22.8
2000                         (57.9)            21.3           (36.6)         (3.1)               16.2                18.9
1999                         (84.7)            31.1           (53.6)         (5.3)                8.8                 5.5
1994-1998                   (111.1)            40.9           (70.2)
------------------- ---------------- --------------- ---------------- --------------- ------------------- ------------------

BASIS OF REPORTING
------------------
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the restated Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") which contains unaudited financial information for Household Finance Corporation. We expect that we will file with the Securities and Exchange Commission an amended Form 10-K/A with audited financial information on or about August 31, 2002. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. The factors that may affect our actual results are as follows:

     . changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged "predatory" lending practices through broad initiatives aimed at lenders operating in the nonprime or subprime consumer market;

     . increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;

     . changes in accounting policies practices or standards, as they may be adopted by regulatory agencies and the Financial Accounting Standards Board;

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

     . changes associated with, as well as the difficulty in integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by Household;

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

     . the costs, effects and outcomes of any litigation matter that is determined adversely to Household or its businesses;

     . the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses;

     . uncertainty with respect to the completion of the above referenced reaudit of the consolidated financial information of HFC within the time period expected, including whether any further adjustments may be required;

     . acceptance of the market place of our debt and equity to fund our businesses during the period prior to the issuance of the restated audited financial information and thereafter; and

      . the inability of Household to manage any or all of the foregoing risks as well as anticipated.

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

OPERATIONS SUMMARY

Our net income for the first quarter of 2002 increased 38 percent to $390.5 million, from $283.1 million a year ago. Our improved results were due to strong revenue growth from an expanded net interest margin and higher receivable volume as well as higher income from our tax refund lending business. Partially offsetting the revenue growth were higher credit loss provision, including provision greater than charge-offs of $152.4 million in the current quarter, and higher operating expenses that result from receivable growth. Our annualized return on average owned assets ("ROA") was 2.16 percent in the first quarter, compared to 1.89 percent in the same period in 2001.

As we will not have audited financial statements until on or about August 31, 2002, our access to traditional funding sources through registered public offerings will be limited until September. Pending the completion of the audit, we will suspend the issuance of unsecured debt securities under our applicable shelf registrations. In any case, no significant issuances had been planned until September, 2002.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $273.7 million in the current quarter compared to $222.4 million in the year-ago quarter. Net interest margin, fee income and other revenues increased $651.4 million to $2.4 billion in the first quarter of 2002 as a result of strong receivable growth and higher securitization activity pursuant to our liquidity management plans. The higher revenues were partially offset by substantially higher credit loss provision and expenses. Our credit loss provision rose $475.3 million to $1.2 billion as a result of increased levels of receivables and the continued weakened economy. In the first quarter, we recorded managed loss provision greater than charge-offs of $275.9 million which increased loss reserves. Higher salary expenses were the result of additional employees to support the increased receivable levels, additional collectors, and investments in the growth of our businesses. Managed receivables grew to $83.6 billion at March 31, 2002, compared to $82.7 billion at December 31, 2001 and $69.2 billion at March 31, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured and MasterCard and Visa receivables. Real estate secured receivable growth was strong in both our branches and in our Mortgage Services business. Growth in our Mortgage Services business was partially offset by a $900 million receivable sale in the first quarter of 2002. Growth in MasterCard and Visa receivables reflects growth in our Union Plus(R) ("UP") portfolio, our affinity card relationship with the AFL-CIO labor federation, and the $1.6 billion Renaissance portfolio acquisition. The credit card growth was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. Return on average managed assets ("ROMA") was 1.27 percent in the first quarter of 2002, compared to 1.23 percent in the year-ago quarter.

BALANCE SHEET REVIEW

                                                               Increase (decrease)  Increase (decrease)
                                                                 from prior year    from prior quarter
                                                  March 31,    -----------------------------------------
(All dollar amounts are stated in millions)            2002       $            %       $              %
--------------------------------------------------------------------------------------------------------
Real estate secured                              $ 39,239.2    $ 8,092.2      26%   $ 2,040.8         5%

Auto finance                                        2,610.4        751.6      40        278.2        12

MasterCard*/Visa*                                   5,778.2      1,692.6      41     (1,164.2)      (17)

Private label                                       5,306.6        931.2      21       (679.8)      (11)

Personal non-credit card (1)                       10,338.0      1,030.1      11       (220.6)       (2)

Commercial and other                                  478.9        (12.8)     (3)        36.4         8
--------------------------------------------------------------------------------------------------------
Total owned receivables                          $ 63,751.3    $12,484.9      24%   $   290.8         -%
========================================================================================================

(1) Personal non-credit card receivables are comprised of the following:

                                                                                March 31,  December 31,    March 31,
(In millions)                                                                        2002          2001         2001
--------------------------------------------------------------------------------------------------------------------
Domestic personal unsecured                                                     $ 6,104.5     $ 6,242.9     $5,886.9
UP personal unsecured                                                               178.5         194.1        127.8
Personal homeowner loans                                                          4,055.0       4,121.6      3,293.2
--------------------------------------------------------------------------------------------------------------------
Total personal non-credit card                                                  $10,338.0     $10,558.6     $9,307.9
====================================================================================================================


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

Our debt to equity ratio was 7.4:1 at March 31, 2002 compared to 8.0:1 at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We paid dividends to our parent company of $275 million in the first quarter of 2001. No dividends were paid to our parent in the first quarter of 2002. During the first quarter of 2002 and 2001, we received no capital contributions from our parent. As a result of our restatement and its impact on our capital position, we have committed to increase our capital levels. Initiatives will include portfolio sales to control growth and capital contributions from our parent as necessary.

We accessed the debt capital markets during the quarter in accordance with our customary funding plans.Commercial paper, bank and other borrowings decreased to $5.7 billion at March 31, 2002 from $9.1 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) increased to $55.1 billion from $51.2 billion at year-end. As we will not have audited financial statements until on or about August 31, 2002 our access to these traditional medium and long term unsecured debt funding sources will be limited until September.

Pending the completion of the audit, we will suspend the issuance of unsecured debt securities under our applicable shelf registrations. In any case, no significant issuances had been planned until September , 2002.

In the quarter, we took a number of steps to reduce our reliance on short-term debt to strengthen our protection against market induced volatility. These steps included the following:

     . We reduced our domestic outstanding commercial paper balance to $5.8 billion, a $2.9 billion reduction from December 31, 2001.

     .    We built a $1 billion investment security liquidity portfolio.

     .    We issued $2.5 billion of 5-year global debt.

     .    We issued (pound)500 million of 10-year debt to investors in the U.K.

     . We accelerated the timing of our securitization activity planned for later in the year. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

                                                                        Three months ended
                                                                                 March 31,
         (In millions)                                          2002                  2001
         -----------------------------------------------------------------------------------
         MasterCard/Visa                                    $  600.0                $ 73.2
         Auto finance                                          425.0                 378.8
         Private label                                         500.0                   --
         Personal non-credit card                              902.7                 450.0
         -----------------------------------------------------------------------------------
         Total                                              $2,427.7                $902.0
         ===================================================================================


     . We established $5 billion in incremental conduit capacity for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes.

     . We issued securities backed by dedicated home equity loan receivables of $1.5 billion, including $500 million which was drawn on incremental conduit capacity which was put in place during the quarter. For accounting purposes, these transactions were structured as secured financings; therefore, the receivables and the related debt remain on our balance sheet. As of March 31, 2002, closed-end real estate secured receivables totaling $3.3 billion secured $2.8 billion of outstanding debt related to these transactions. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

     . We sold approximately $900 million in real estate secured loans that were held by our mortgage services business.

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

In a secured financing, a designated pool of receivables, typically real estate secured, are transferred to a wholly-owned limited purpose subsidiary which assigns the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

Our securitized receivables totaled $20.5 billion at March 31, 2002, compared to $19.8 billion at December 31, 2001. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2002, securitizations represented 25 percent of the funding associated with our managed portfolio compared to 27 percent a year earlier.

Our banking subsidiaries are subject to the capital adequacy guidelines adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In the quarter, we made capital contributions to our banking subsidiaries of approximately $250 million in response to the 2001 Guidance for Subprime Lending Programs issued by the Office of Thrift Supervision, OCC and FDIC. We currently do not anticipate the need for additional significant capital contributions to our banking subsidiaries.

State regulatory agencies, including the attorney generals of certain states, have been focusing on the origination policies, procedures and practices of our consumer lending business. We have responded to all customer complaints brought to us by these authorities and believe those that may be valid have been limited to isolated situations. We expect that these complaints, which are part of an organized effort by certain consumer activists, will continue to be a focus for regulatory authorities as long as there is an effort to induce industry-wide changes for certain practices that are common in the nonprime consumer lending industry. These practices include the imposition of prepayment penalties and mandatory arbitration clauses. We intend to continue to support these practices as they are a justifiable and reasonable business practice.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin: Our net interest margin on an owned basis was $1.3 billion for the first quarter of 2002, up 32 percent from $1.0 billion for the prior-year quarter. The increase was primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

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

Other revenues Total other revenues on an owned basis were $966.6 million in the first quarter of 2002 and $734.3 million in the first quarter of 2001 and included the following:

                                                                                              Three months ended
                                                                                                       March 31,
(In millions)                                                                      2002                     2001
------------------------------------------------------------------------------------------------------------------
                                                                                (RESTATED)              (RESTATED)
Securitization revenue                                                           $425.1                   $303.1
Insurance revenue                                                                 130.1                    115.9
Investment income                                                                  41.9                     38.3
Fee income                                                                        157.3                     95.5
Other income                                                                      212.2                    181.5
------------------------------------------------------------------------------------------------------------------
Total other revenues                                                             $966.6                   $734.3
==================================================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $425.1 million in the first quarter of 2002, compared to $303.1 million in the prior-year quarter. The increase was due to higher average securitized receivables as well as increases in the level of receivables securitized during the period as a result of our decision to accelerate the timing of securitization activity planned for later in the year. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                                                                                              Three months ended
                                                                                                       March 31,
(In millions)                                                                      2002                     2001
------------------------------------------------------------------------------------------------------------------
                                                                                (RESTATED)              (RESTATED)
Net initial gains                                                                $ 74.4                   $ 27.4
Net replenishment gains                                                           148.6                    126.9
Servicing revenue and excess spread                                               202.1                    148.8
------------------------------------------------------------------------------------------------------------------
Total                                                                            $425.1                   $303.1
==================================================================================================================

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

Fee income, which includes revenues from fee-based products such as credit cards, was $157.3 million in the first quarter 2002, compared to $95.5 million in the prior-year period. The increase was primarily due to higher average MasterCard and Visa receivables largely due to the purchase of the Renaissance portfolio in the fourth quarter of 2001.

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

Expenses Total costs and expenses for the first quarter of 2002 were $867.3 million compared to $737.0 million in the comparable prior-year period. The increase was driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 36.2 percent in the first quarter of 2002 compared to 40.5 percent in the comparable prior-year period.

Total costs and expenses included the following:


                                                                                              Three months ended
                                                                                                       March 31,
(In millions)                                                                      2002                     2001
------------------------------------------------------------------------------------------------------------------
                                                                               (RESTATED)               (RESTATED)
Salaries and fringe benefits                                                     $344.5                   $294.3
Sales incentives                                                                   51.7                     52.4
Occupancy and equipment expense                                                    71.1                     64.3
Other marketing expenses                                                           64.1                     62.4
Other servicing and administrative expenses                                       242.3                    160.0
Amortization of acquired intangibles and goodwill                                  19.8                     37.0
Policyholders' benefits                                                            73.8                     66.6
------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         $867.3                   $737.0
==================================================================================================================

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

Other servicing and administrative expenses for the first quarter of 2002 were $242.3 million compared to $160.0 million in the comparable prior-year period. The increase was primarily due to servicing fees on the Renaissance portfolio which was purchased in the fourth quarter of 2001. Higher collection, REO and consulting expenses also contributed to the increase.

Amortization of acquired intangibles and goodwill for the first quarter of 2002 was $19.8 million compared to $37.0 million in the comparable prior-year period. The decrease was primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

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

The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                      March 31,    December 31,     March 31,
(All dollar amounts are stated in millions)                2002            2001          2001
----------------------------------------------------------------------------------------------
Owned credit loss reserves                         $   2,566.4     $   2,389.5     $ 1,748.3
Reserves as a percent of:
   Receivables                                             4.03%           3.77%         3.41%
   Net charge-offs (1)                                    96.6            99.8         106.9
   Nonperforming loans                                    90.7            89.8          83.0
==============================================================================================

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

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:


                                                      March 31,    December 31,     March 31,
(All dollar amounts are stated in millions)                2002            2001          2001
----------------------------------------------------------------------------------------------
Managed credit loss reserves                       $   3,763.3     $  3,451.6     $  2,729.1
Reserves as a percent of:
   Receivables                                             4.47%          4.15%          3.92%
   Net charge-offs (1)                                    97.3           98.3          105.2
   Nonperforming loans                                   107.3          104.1          102.6
==============================================================================================

(1) Quarter-to-date, annualized

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                                             March 31,     December 31,     March 31,
                                                                  2002            2001           2001
-----------------------------------------------------------------------------------------------------
Real estate secured                                               3.09%            2.89%        2.78%
Auto finance                                                      2.03             2.90         1.77
MasterCard/Visa                                                   6.85             6.14         3.78
Private label                                                    11.33            10.36        11.53
Personal non-credit card                                         11.13            10.43        10.02
-----------------------------------------------------------------------------------------------------
Total Owned                                                       5.40%            5.22%        4.91%
=====================================================================================================

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

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                             March 31,     December 31,     March 31,
                                                                 2002              2001          2001
-----------------------------------------------------------------------------------------------------
Real estate secured                                             .73%               .71%          .46%
Auto finance                                                   5.66               4.85          4.17
MasterCard/Visa                                               10.35               8.50          6.12
Private label                                                 10.71              10.69         10.35
Personal non-credit card                                       9.35               9.14          7.26
-----------------------------------------------------------------------------------------------------
Total Owned                                                    4.19%              3.96%         3.22%
=====================================================================================================
Real estate charge-offs and REO expense as a percent of
   average real estate secured receivables                     1.20%              1.06%          .85%
=====================================================================================================

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

OWNED NONPERFORMING ASSETS
--------------------------

                                              March 31,     December 31,     March 31,
(In millions)                                      2002             2001          2001
--------------------------------------------------------------------------------------

Nonaccrual receivables                        $ 2,027.6        $ 1,853.5     $ 1,581.3
Accruing consumer receivables
     90 or more days delinquent                   800.9            806.3         511.8
Renegotiated commercial loans                       -                2.1          12.3
--------------------------------------------------------------------------------------
Total nonperforming receivables                 2,828.5          2,661.9       2,105.4
Real estate owned                                 454.7            392.6         344.6
--------------------------------------------------------------------------------------
Total nonperforming assets                    $ 3,283.2        $ 3,054.5     $ 2,450.0
======================================================================================
Credit loss reserves as a percent of
     nonperforming receivables                     90.7%            89.8%        83.0%
======================================================================================

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12   Statement of Computation of Ratio of Earnings to Fixed Charges.

          99.1 Debt Securities Ratings.

          99.2 Letter from KPMG LLP re: Statement of Auditing Standards No. 71.

          99.3 Certification of Chief Executive and Principal Financial Officer.

     (b)  Report on Form 8-K

          During the first quarter of 2002, the Registrant filed no current Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOUSEHOLD FINANCE CORPORATION
                                        ----------------------------------------
                                        (Registrant)



Date: August 14, 2002                   By: /s/ David A. Schoenholz
      ---------------                   ----------------------------------------
                                        David A. Schoenholz
                                        President and
                                        Chief Executive Officer
                                        (as principal financial officer)
                                        and on behalf of
                                        Household Finance Corporation

Exhibit Index


    12       Statement of Computation of Ratio of Earnings to Fixed Charges.

    99.1     Debt Securities Ratings.

    99.2     Letter from KPMG LLP re: Statement of Auditing Standards No. 71.

    99.3     Certification of Chief Executive and Principal Financial Officer.