Form 10-Q
period 2002-06-30
HOUSEHOLD FINANCE CORP
filed 2002-08-14
CIK 48681

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 (847) 564-5000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

At July 31, 2002, there were 1,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES



                                Table of Contents

                                                                                 Page
                                                                                 ----
PART I.      Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Statements of Income (Unaudited) -
             Three and six months ended June 30, 2002 and 2001 (Restated).......   2

             Condensed Consolidated Balance Sheets - (Unaudited)
             June 30, 2002 and December 31, 2001 (Restated).....................   3

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Six months ended June 30, 2002 and 2001 (Restated).................   4

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited) ............................................   5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations .....................  12

PART II.     Other Information

     Item 6. Exhibits and Reports on Form 8-K ..................................  25

     Signature    ..............................................................  26

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                     Six months ended
                                                                                  June 30,                             June 30,
(In millions)                                                      2002               2001               2002              2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                (RESTATED)                           (RESTATED)
Finance and other interest income                             $ 2,106.5           $1,857.2           $4,117.7          $3,668.3
Interest expense                                                  753.6              777.3            1,463.4           1,602.8
--------------------------------------------------------------------------------------------------------------------------------
  Net interest margin                                           1,352.9            1,079.9            2,654.3           2,065.5
Provision for credit losses on owned receivables                  772.1              488.6            1,588.8           1,037.4
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin after provision for credit losses             580.8              591.3            1,065.5           1,028.1
--------------------------------------------------------------------------------------------------------------------------------
Securitization revenue                                            399.9              303.0              825.1             606.1
Insurance revenue                                                 135.7              118.6              265.8             234.5
Investment income                                                  41.6               34.2               83.4              72.5
Fee income                                                        146.8               91.1              304.2             186.7
Other income                                                      104.3              114.9              316.4             296.3
--------------------------------------------------------------------------------------------------------------------------------
    Total other revenues                                          828.3              661.8            1,794.9           1,396.1
--------------------------------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                      354.7              306.6              699.2             600.9
Sales incentives                                                   64.1               71.2              115.8             123.6
Occupancy and equipment expense                                    72.5               64.0              143.6             128.3
Other marketing expenses                                           59.8               49.5              123.8             111.8
Other servicing and administrative expense                        194.6              135.2              437.0             295.1
Amortization of acquired intangibles and goodwill                  12.6               35.5               32.4              72.6
Policyholders' benefits                                            72.8               62.6              146.6             129.3
--------------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                      831.1              724.6            1,698.4           1,461.6
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        578.0              528.5            1,162.0             962.6
Income taxes                                                      196.8              182.9              390.4             333.9
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $   381.2           $  345.6           $  771.6          $  628.7
================================================================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,          December 31,
(In millions, except share data)                                                                    2002                  2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                               (RESTATED)
Cash                                                                                           $   353.7             $   565.6
Investment securities                                                                            7,254.0               2,877.1
Receivables, net                                                                                67,026.9              63,062.5
Advances to parent company and affiliates                                                        1,502.2                 269.7
Acquired intangibles, net                                                                          411.8                 444.3
Goodwill                                                                                           869.0                 854.3
Properties and equipment, net                                                                      410.4                 395.6
Real estate owned                                                                                  449.8                 392.6
Other assets                                                                                     2,279.5               1,770.2
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                   $80,557.3             $70,631.9
==================================================================================================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper, bank and other borrowings                                                  $ 3,016.6             $ 9,075.6
  Senior and senior subordinated debt (with original maturities over one year)                  66,749.5              51,174.8
----------------------------------------------------------------------------------------------------------------------------------
    Total debt                                                                                  69,766.1              60,250.4
Insurance policy and claim reserves                                                                885.8                 887.3
Other liabilities                                                                                1,482.2               1,989.5
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                           72,134.1              63,127.2
----------------------------------------------------------------------------------------------------------------------------------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding
   at June 30, 2002 and December 31, 2001, and additional paid-in capital                        3,553.3               3,553.3
  Retained earnings                                                                              5,185.9               4,414.2
  Accumulated other comprehensive income (loss)                                                   (316.0)               (462.8)
----------------------------------------------------------------------------------------------------------------------------------
    Total common shareholder's equity                                                            8,423.2               7,504.7
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                     $80,557.3             $70,631.9
==================================================================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------
                                                                           Six months ended
                                                                                   June 30,
(In millions)                                                   2002                   2001
-------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS                                                      (RESTATED)
Net income                                                 $   771.6             $   628.7
Adjustments to reconcile net income to cash
   provided by operations:
   Provision for credit losses on owned receivables          1,588.8               1,037.4
   Insurance policy and claim reserves                           8.7                 135.2
   Depreciation and amortization                                97.7                 140.6
   Interest-only strip receivables, net change                 (37.2)                (15.5)
   Other assets, excluding FAS No. 133                         (73.3)                124.1
   Other liabilities, excluding FAS No. 133                    510.9                (327.4)
   Other, net                                                  103.0                 (98.2)
-------------------------------------------------------------------------------------------
Cash provided by operations                                  2,970.2               1,624.9
-------------------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
   Purchased                                                (2,602.5)               (888.4)
   Matured                                                     304.7                 132.5
   Sold                                                        232.0                 403.8
Short-term investment securities, net change                (2,268.3)                629.1
Receivables:
   Originations, net                                        (4,398.9)             (1,936.6)
   Purchases and related premiums                          (19,240.6)            (17,380.1)
   Sold                                                     17,941.0              14,372.6
Properties and equipment purchased                             (67.7)                (77.3)
Properties and equipment sold                                    -                     2.2
Advances to parent company and affiliates                   (1,232.5)               (258.3)
-------------------------------------------------------------------------------------------
Cash decrease from investments in operations               (11,332.8)             (5,000.5)
-------------------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                                 (6,059.1)                262.6
Senior and senior subordinated debt issued                  19,520.6              10,436.8
Senior and senior subordinated debt retired                 (5,260.3)             (6,888.6)
Policyholders' benefits paid                                   (50.5)                (49.8)
Dividends paid to parent company                                 -                  (500.0)
-------------------------------------------------------------------------------------------
Cash increase from financing and capital transactions        8,150.7               3,261.0
-------------------------------------------------------------------------------------------
Decrease in cash                                              (211.9)               (114.6)
Cash at January 1                                              565.6                 269.5
-------------------------------------------------------------------------------------------
Cash at June 30                                            $   353.7             $   154.9
===========================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                              $ 1,439.3             $ 1,514.3
Income taxes paid                                              600.2                 503.9
-------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household International, Inc., and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes included in our restated Annual Report on Form 10-K for the year ended December 31, 2001 which is included as
Exhibit 99.4 to this Form 10-Q.

RESTATEMENT
-----------

Household Finance Corporation has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and the first quarter ended March 31, 2002. We believe this Form 10-Q and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to a MasterCard/Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1996 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $197.2 million, after tax, for these items. The principal executive officer and principal financial officer of HFC have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of HFC for the period ended June 30, 2002. Our independent auditors have reviewed the unaudited June 30, 2002 financial results and have provided us with the letter required by Statement of Auditing Standards No. 71. This letter is also attached to this Form 10-Q as Exhibit 99-2.

2.   INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

---------------------------------------------------------------------------------------------------------------
                                                                        June 30,                   December 31,
                                                                            2002                           2001
---------------------------------------------------------------------------------------------------------------
                                                        Amortized           Fair     Amortized             Fair
(In millions)                                                Cost          Value          Cost            Value
---------------------------------------------------------------------------------------------------------------
Corporate debt securities                               $ 2,031.9      $ 2,015.2     $ 2,087.3        $ 2,051.8
Money market funds                                        1,806.5        1,806.5          79.7             79.7
Certificates of deposit                                      22.0           22.0          82.5             82.5
U.S. government and federal agency debt securities        2,372.0        2,374.2         272.5            273.3
Marketable equity securities                                 31.6           25.1          24.3             21.2
Other                                                       959.6          968.5         323.8            328.7
---------------------------------------------------------------------------------------------------------------
Subtotal                                                  7,223.6        7,211.5       2,870.1          2,837.2
Accrued investment income                                    42.5           42.5          39.9             39.9
---------------------------------------------------------------------------------------------------------------
Total available-for-sale investments                    $ 7,266.1     $  7,254.0     $ 2,910.0        $ 2,877.1
===============================================================================================================

3.   RECEIVABLES

                                                             June 30,      December 31,
(In millions)                                                    2002              2001
---------------------------------------------------------------------------------------
Real estate secured                                        $ 42,303.3       $ 37,198.4
Auto finance                                                  2,369.4          2,332.2
MasterCard*/Visa*                                             6,041.7          6,942.4
Private label                                                 5,293.9          5,986.4
Personal non-credit card                                     11,268.4         10,558.6
Commercial and other                                            468.8            442.5
---------------------------------------------------------------------------------------
Total owned receivables                                      67,745.5         63,460.5
Accrued finance charges                                       1,384.6          1,376.9
Credit loss reserve for owned receivables                    (2,652.4)        (2,389.5)
Unearned credit insurance premiums and claims reserves         (710.0)          (750.3)
Interest-only strip receivables                                 987.2            961.4
Amounts due and deferred from receivables sales                 272.0            403.5
---------------------------------------------------------------------------------------
Total owned receivables, net                                 67,026.9         63,062.5
Receivables serviced with limited recourse                   20,588.9         19,759.3
---------------------------------------------------------------------------------------
Total managed receivables, net                             $ 87,615.8       $ 82,821.8
=======================================================================================

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,281.8 million at June 30, 2002 and $1,062.1 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $309.8 million at June 30, 2002 and $321.4 million at December 31, 2001.

The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                           June 30,     December 31,
(In millions)                                                  2002             2001
------------------------------------------------------------------------------------
Real estate secured                                      $    575.4       $    861.8
Auto finance                                                4,518.2          4,026.6
MasterCard/Visa                                             9,080.5          9,047.5
Private label                                               2,650.0          2,150.0
Personal non-credit card                                    3,764.8          3,673.4
------------------------------------------------------------------------------------
Total                                                    $ 20,588.9       $ 19,759.3
====================================================================================

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                                              June 30,        December 31,
(In millions)                                                                     2002               2001
----------------------------------------------------------------------------------------------------------

Real estate secured                                                       $   42,878.7        $  38,060.2
Auto finance                                                                   6,887.6            6,358.8
MasterCard/Visa                                                               15,122.2           15,989.9
Private label                                                                  7,943.9            8,136.4
Personal non-credit card                                                      15,033.2           14,232.0
Commercial and other                                                             468.8              442.5
---------------------------------------------------------------------------------------------------------
Managed receivables                                                       $   88,334.4        $  83,219.8
=========================================================================================================
*MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

4.  CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended                  Six months ended
                                                                                        June 30,                          June 30,
(In millions)                                                      2002                    2001           2002               2001
----------------------------------------------------------------------------------------------------------------------------------

Credit loss reserves for owned receivables:
   Credit loss reserves at beginning of period               $  2,566.4               $ 1,748.3      $ 2,389.5          $ 1,603.9
   Provision for credit losses                                    772.1                   488.6        1,588.8            1,037.4
   Charge-offs                                                   (756.0)                 (490.3)      (1,471.8)            (938.2)
   Recoveries                                                      55.1                    37.9          106.6               77.1
   Other, net                                                      14.8                    12.2           39.3               16.5
----------------------------------------------------------------------------------------------------------------------------------
   Credit loss reserves for owned receivables
     at June 30                                                 2,652.4                 1,796.7        2,652.4            1,796.7
----------------------------------------------------------------------------------------------------------------------------------
Credit loss reserves for receivables
   serviced with limited recourse:
   Credit loss reserves at beginning of period                  1,196.9                   980.9        1,062.1            1,001.4
   Provision for credit losses                                    392.0                   263.8          820.5              484.6
   Charge-offs                                                   (339.8)                 (262.6)        (663.6)            (516.3)
   Recoveries                                                      23.6                    16.3           44.3               30.3
   Other, net                                                       9.1                    (1.4)          18.5               (3.0)
----------------------------------------------------------------------------------------------------------------------------------
   Credit loss reserves for receivables serviced with
     limited recourse at June 30                               1,281.8                    997.0        1,281.8              997.0
----------------------------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
  at June 30                                                 $ 3,934.2                $ 2,793.7      $ 3,934.2          $ 2,793.7
==================================================================================================================================

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We statistically estimate losses for consumer receivables based on delinquency and reage status and past loss experience. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation (which uses roll rates and migration analysis). These risk factors include bankruptcy trends, recent growth, product mix, economic conditions and current levels of charge-offs and delinquencies.

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

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

----------------------------------------------------------------------------------------------
                                                                       June 30,   December 31,
(In millions)                                                              2002           2001
----------------------------------------------------------------------------------------------
Purchased credit card relationships                                   $ 1,027.3      $ 1,027.3
Other intangibles                                                          26.5           26.5
Accumulated amortization - purchased credit card relationship            (635.3)        (603.8)
Accumulated amortization - other intangibles                               (6.7)          (5.7)
----------------------------------------------------------------------------------------------
Acquired intangibles, net                                             $   411.8      $   444.3
==============================================================================================

Acquired intangible amortization expense totaled $12.6 million for the quarter ended June 30, 2002, $24.2 million for the quarter ended June 30, 2001, $32.4 million for the six months ended June 30, 2002, $50.2 million for the six months ended June 30, 2001 and $99.0 million for the twelve months ended December 31, 2001.

Estimated amortization expense associated with purchased credit card relationships for each of the following years is as follows:

----------------------------------------------------------------------------------------------
(In millions)
Year ending December 31,
----------------------------------------------------------------------------------------------
2002                                                                                     $52.7
2003                                                                                      50.3
2004                                                                                      47.7
2005                                                                                      43.3
2006                                                                                      40.9
----------------------------------------------------------------------------------------------

The following table discloses the impact of goodwill amortization on net income for the periods indicated.

-------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended             Six months ended
                                                                              June 30,                     June 30,
(In millions)                                                        2002         2001           2002          2001
-------------------------------------------------------------------------------------------------------------------
Reported net income                                               $ 381.2     $  345.6        $ 771.6       $ 628.7
Add back: Goodwill amortization, net                                  -            8.1           -             16.2
-------------------------------------------------------------------------------------------------------------------
Adjusted net income                                               $ 381.2     $  353.7        $ 771.6       $ 644.9
===================================================================================================================

There were no significant changes to our recorded amount of goodwill, either in total or by segment, during the current quarter.

6.   INCOME TAXES (RESTATED)

Our effective tax rate was 33.6 percent for the six months ended June 30, 2002 and 34.7 percent for the first six months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

7.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our parent company's current requirements. Advances to parent company and affiliates were $1.5 billion at June 30, 2002 compared to $269.7 million at December 31, 2001. There were no advances from parent company and affiliates at June 30, 2002 and December 31, 2001. Net interest income on affiliated balances was $11.8 million for the quarter ended June 30, 2002, $9.7 million for the quarter ended June 30, 2001, $18.5 million for the six months ended June 30, 2002 and $22.5 million for the six months ended June 30, 2001.

8.   COMPREHENSIVE INCOME (RESTATED)

Comprehensive income was $202.3 million for the quarter ended June 30, 2002, $358.1 million for the quarter ended June 30, 2001, $918.4 million for the six months ended June 30, 2002 and $376.0 million for the six months ended June 30, 2001.

The components of accumulated other comprehensive income (loss) were as follows:

-----------------------------------------------------------------------------------------------------
                                                                             June 30,    December 31,
(In millions)                                                                    2002            2001
-----------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                         $   (510.0)     $   (645.6)
Unrealized gains on investments and interest-only strip receivables             186.8           179.2
Foreign currency translation adjustments                                          7.2             3.6
-----------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                              $   (316.0)     $   (462.8)
=====================================================================================================

9.    NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

10.    SUBSEQUENT EVENT

On July 1, 2002, Household International, Inc. contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, fsb, to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada) N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management.

In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC will include the results of HBSB beginning in the third quarter of 2002 with prior periods restated to include the results of HBSB, similar to a pooling of interests.

The pro forma impact of including the results of operations of HBSB in HFC for the three and six month periods ended June 30, 2002 and 2001 would be as follows:

                                                              Three months ended
                                                                        June 30,
                                                                            2002
--------------------------------------------------------------------------------
                                                           Pro Forma
                                          HFC                Adjust-   Pro-Forma
(In millions)                        Reported      HBSB   ments/(1)/         HFC
--------------------------------------------------------------------------------
Revenue                             $ 2,934.8   $ 300.3       $(84.2)   $3,150.9
Net income                              381.2      99.4         (4.7)      475.9
================================================================================

                                                                                          Three months ended
                                                                                                    June 30,
                                                                                                        2001
------------------------------------------------------------------------------------------------------------
                                                                                     Pro Forma
                                                                   HFC                  Adjust-    Pro-Forma
(In millions)                                                 Reported       HBSB    ments/(1)/          HFC
------------------------------------------------------------------------------------------------------------
Revenue                                                      $ 2,519.0    $ 432.3     $ (100.5)    $ 2,850.8
Net income                                                       345.6       58.2        (11.9)        391.9
============================================================================================================

                                                                                            Six months ended
                                                                                                    June 30,
                                                                                                        2002
------------------------------------------------------------------------------------------------------------
                                                                                     Pro Forma
                                                                   HFC                  Adjust-    Pro-Forma
(In millions)                                                 Reported       HBSB    ments/(1)/          HFC
------------------------------------------------------------------------------------------------------------
Revenue                                                      $ 5,912.6    $ 595.1     $ (166.7)    $ 6,341.0
Net income                                                       771.6      178.5         (2.3)        947.8
============================================================================================================

                                                                                            Six months ended
                                                                                                    June 30,
                                                                                                        2001
------------------------------------------------------------------------------------------------------------
                                                                                       Pro Form
                                                                   HFC                   Adjust-   Pro-Forma
(In millions)                                                 Reported       HBSB      ments/(1)/        HFC
------------------------------------------------------------------------------------------------------------
Revenue                                                      $ 5,064.4     $887.8      $ (172.2)   $ 5,780.0
Net income                                                       628.7      135.9          (2.2)       762.4
============================================================================================================

/(1)/Primarily reflects the elimination of intercompany activity between HFC and HBSB prior to the merger.

11.  SEGMENT REPORTING (RESTATED)

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

Reportable Segments - Managed Basis

                                                                                                      Managed
                                                                             Adjustments/               Basis
                                                        All                   Reconciling        Consolidated
(In millions)                         Consumer        Other        Totals           Items              Totals
-------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2002
Net interest margin                  $ 1,888.1    $    33.6    $  1,921.7             -            $  1,921.7
Fee income                               278.5          1.4         279.9             -                 279.9
Other revenues (1)                       220.4        130.0         350.4      $   (51.5)(2)            298.9
Intersegment revenues                     51.0           .5          51.5          (51.5)(2)               -
Provision for credit losses            1,170.4         (8.2)      1,162.2            2.0 (3)          1,164.2
Net income                               307.9        107.2         415.1          (33.9)               381.2
Receivables                           87,221.6      1,112.8      88,334.4             -              88,334.4
Assets                                89,930.4     19,485.6     109,416.0       (8,269.8)(4)        101,146.2
Goodwill                                 857.6         11.4         869.0             -                 869.0
-------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
Net interest margin                  $ 1,491.1    $    20.3    $  1,511.4             -            $  1,511.4
Fee income                               214.0          1.4         215.4             -                 215.4
Other revenues (1)                       174.7        107.4         282.1      $   (66.0)(2)            216.1
Intersegment revenues                     65.4           .6          66.0          (66.0)(2)               -
Provision for credit losses              755.1         (3.8)        751.3            1.1 (3)            752.4
Net income                               309.6         78.5         388.1          (42.5)               345.6
Receivables                           72,513.9        533.4      73,047.3             -              73,047.3
Assets                                75,533.0     13,505.0      89,038.0       (8,292.3)(4)         80,745.7
Goodwill                                 864.8         11.8         876.6             -                 876.6
-------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2002
Net interest margin                  $ 3,708.3    $    95.4   $   3,803.7             -            $  3,803.7
Fee income                               559.7          4.1         563.8             -                 563.8
Other revenues (1)                       518.6        335.0         853.6      $   (97.9)(2)            755.7
Intersegment revenues                     96.7          1.2          97.9          (97.9)(2)               -
Provision for credit losses            2,411.2         19.8       2,431.0          (21.6)(3)          2,409.4
Net income                               581.5        238.5         820.0          (48.4)               771.6
-------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2001
Net interest margin                  $ 2,919.6       $ 12.9    $ 2,932.5              -            $  2,932.5
Fee income                               419.6          2.9        422.5              -                 422.5
Other revenues (1)                       288.7        294.6        583.3       $  (121.4)(2)            461.9
Intersegment revenues                    120.5           .9        121.4          (121.4)(2)               -
Provision for credit losses            1,520.6         (1.0)     1,519.6             2.4 (3)          1,522.0
Net income                               532.1        175.1        707.2           (78.5)               628.7
-------------------------------------------------------------------------------------------------------------

                                                               Owned
                                                               Basis
                                     Securitization     Consolidated
(In millions)                           Adjustments           Totals
--------------------------------------------------------------------

Three months ended June 30, 2002
Net interest margin                  $   (568.8)(5)        $ 1,352.9
Fee income                               (133.1)(5)            146.8
Other revenues (1)                        309.8 (5)            608.7
Intersegment revenues                        -                    -
Provision for credit losses              (392.1)(5)            772.1
Net income                                   -                 381.2
Receivables                           (20,588.9)(6)         67,745.5
Assets                                (20,588.9)(6)         80,557.3
Goodwill                                     -                 869.0
--------------------------------------------------------------------
Three months ended June 30, 2001
Net interest margin                  $   (431.5)(5)        $ 1,079.9
Fee income                               (124.3)(5)             91.1
Other revenues (1)                        292.0 (5)            508.1
Intersegment revenues                        -                    -
Provision for credit losses              (263.8)(5)            488.6
Net income                                   -                 345.6
Receivables                           (18,487.4)(6)         54,559.9
Assets                                (18,487.4)(6)         62,258.3
Goodwill                                     -                 876.6
--------------------------------------------------------------------
Six months ended June 30, 2002
Net interest margin                  $ (1,149.4)(5)        $ 2,654.3
Fee income                               (259.6)(5)            304.2
Other revenues (1)                        588.4 (5)          1,344.1
Intersegment revenues                        -                    -
Provision for credit losses              (820.6)(5)          1,588.8
Net income                                   -                 771.6
--------------------------------------------------------------------
Six months ended June 30, 2001
Net interest margin                  $   (867.0)(5)        $ 2,065.5
Fee income                               (235.8)(5)            186.7
Other revenues (1)                        618.2 (5)          1,080.1
Intersegment revenues                        -                    -
Provision for credit losses              (484.6)(5)          1,037.4
Net income                                   -                 628.7
--------------------------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------------
                                                          Three months ended         Six months ended
                                                                    June 30,                 June 30,
(Dollar amounts are in millions)                           2002         2001        2002         2001
------------------------------------------------------------------------------------------------------
                                                                    (RESTATED)              (RESTATED)
Net income                                             $  381.2      $ 345.6     $ 771.6      $ 628.7
Net interest margin and other revenues (1)              2,108.4      1,679.1     4,302.6      3,332.3
Owned Basis Ratios:
     Return on average owned assets                        1.99%        2.26%       2.08%        2.08%
     Return on average common
         shareholder's equity                              18.3         19.6        19.1         17.9
     Net interest margin                                   7.85         7.94        7.92         7.72
     Consumer net charge-off ratio, annualized             4.26         3.43        4.23         3.33
     Reserves as a percentage of net charge-offs           94.6         99.3        97.1        104.3
     Efficiency ratio (2)                                  36.0         39.4        36.1         40.0
Managed Basis Ratios:(3)
     Return on average managed assets                      1.58%        1.75%       1.63%        1.60%
     Net interest margin                                   8.64         8.35        8.72         8.19
     Consumer net charge-off ratio, annualized             4.74         3.95        4.68         3.86
     Reserves as a percentage of net charge-offs           96.7        100.0        99.1        103.7
     Efficiency ratio (2)                                  25.3         26.9        25.5         27.2
-------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
                                                                Owned Basis                 Managed Basis (3)
                                                         -------------------------     -----------------------------
                                                         June 30,     December 31,        June 30,     December 31,
(Dollar amounts are in millions)                             2002             2001            2002             2001
--------------------------------------------------------------------------------------------------------------------
                                                                        (RESTATED)                        (RESTATED)
     Total assets                                      $ 80,557.3       $ 70,631.9     $ 101,146.2       $ 90,391.2
     Receivables                                         67,745.5         63,460.5        88,334.3         83,219.8
     Debt to equity ratio                                   8.3:1%           8.0:1%          8.3:1%           8.0:1%
     Tangible equity to tangible managed
         assets (4)                                           n/a              n/a            7.51             7.49
     Two-month-and-over contractual
         delinquency ratio                                   5.03             5.22            4.87             4.96
     Reserves as a percentage of receivables                 3.92             3.77            4.45             4.15
     Reserves as a percentage of
         nonperforming loans                                 95.4             89.8           112.1            104.1
--------------------------------------------------------------------------------------------------------------------

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

RESTATEMENT

Household Finance Corporation has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and the first quarter ended March 31, 2002. We believe this Form 10-Q and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to a MasterCard/Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. In consultation with our prior auditors, Arthur Andersen, LLP, we treated payments made in connection with these agreements that were entered into between 1996 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. We believe this is a good faith difference of opinion but we are following the advice of our current auditors. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $197.2 million, after tax, for these items. The principal executive officer and principal financial officer of HFC have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of HFC for the period ended June 30, 2002. Our independent auditors have reviewed the June 30, 2002 financial results and have provided us with the letter required by Statement of Auditing Standards No. 71. This letter is also attached to this Form 10-Q as Exhibit 99-2.

The cumulative restatement relates to the following periods:

                                    Restatements to Reported Income                   % Change from Prior Period Net Income
--------------------------------------------------------------------------------------------------------------------------------
                                                                            % Change
(Dollars in millions)       Pre-Tax      Tax Effect        After Tax     to Reported         As Reported        As Restated
--------------------------------------------------------------------------------------------------------------------------------
Q2 2002                   $ (2.5)           $ 0.9          $ (1.6)         (0.4)%               9.0%               10.3%
Q1 2002                    (16.9)             6.2           (10.7)         (2.7)               33.2                37.9
                    ------------------------------------------------------------------------------------------------------------
  6 months                 (19.4)             7.1           (12.3)         (1.6)               20.2                22.7
2001                       (58.3)            21.5           (36.8)         (2.5)               22.1                22.8
2000                       (57.9)            21.3           (36.6)         (3.1)               16.2                18.9
1999                       (84.7)            31.1           (53.6)         (5.3)                8.8                 5.5
1994-1998                 (111.1)            40.9           (70.2)
--------------------------------------------------------------------------------------------------------------------------------

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the restated Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") which contains unaudited financial information for Household Finance Corporation and is included as an exhibit to this Form 10-Q. We expect that we will file with the Securities and Exchange Commission an amended Form 10-K/A with audited financial information on or about August 31, 2002. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. The factors that may affect our actual results are as follows:

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

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 11, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

The following discussion of our financial condition and results of operations is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

OPERATIONS SUMMARY AND TRENDS

..    Our net income for the second quarter of 2002 increased 10 percent to
     $381.2 million, from $345.6 million a year ago. Net income for the first six months of 2002 was $771.6 million, compared to $628.7 million in the year-ago period. Our improved results were due to significant receivable and revenue growth. Partially offsetting the revenue growth were higher operating expenses as a result of portfolio growth and higher credit loss provision due to the economic environment. We anticipate that our cost of funds may increase during any period where we cannot fully access the global capital markets due to our lack of audited financial statements.

     Our credit loss provision was greater than charge-offs by $71.2 million in the current quarter and $223.6 million year-to-date. In addition, our year-to-date earnings included higher revenues from our tax refund lending business.

..    In the first half of the year, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market induced volatility. These steps included establishing a $4.3 billion investment security liquidity portfolio, issuing long-term debt which lengthened the term of our funding, establishing $6 billion in incremental conduit capacity and issuing securities backed by dedicated home equity loan receivables of $2.8 billion. We intend to maintain, and may grow, our investment security liquidity portfolio to protect us from any liquidity concerns. This action may adversely impact our net earnings due to the lower return generated by these assets.

     As we will not have audited financial statements until on or about August 31, 2002, our access to traditional funding sources through registered public offerings will be limited until September. Pending the completion of the audit, we will suspend the issuance of unsecured debt securities under our applicable shelf registrations, In any case, no significant issuances had been planned until September, 2002. We believe we have adequate sources of liquidity to continue to operate until audited financial statements have been prepared.

..    The regulatory environment in which we operate has been very challenging.
     As a result of the agitation of consumer activists, state regulators, including attorney generals, have requested information with respect to the policies, procedures and practices used by our consumer lending business in the origination of loans. We are in regular contact with these governmental agencies providing support for our business and responding to customer complaints. We believe state authorities will continue to target the nonprime and subprime credit market with new laws and regulations. We believe compliance with these new laws may increase our expenses and may reduce revenues. However, we do not expect that such compliance will have a material adverse affect on our business operations.

..    On July 22, 2002, the four federal bank regulatory agencies issued draft guidance for account management and loss allowance practices for credit card lending. The agencies have indicated that they intend to issue final guidance on August 16, 2002. As such, we do not yet know what the final form of the guidance will be. Based on the current draft, however, we do not expect the guidance to have a material adverse impact on our financial statements or the way we manage our business.

..    The United States Congress is expected to consider the passage of a new bankruptcy bill. Although it should provide a more rational approach to the consumer bankruptcy practice, if the bill is passed, we expect an increase in the number of personal bankruptcy filings during the period immediately prior to the effective date of the law. This action may cause our delinquency and charge-off ratios, foreclosures and related expenses to increase until the full effects of the legislation can be achieved.

SEGMENT RESULTS--MANAGED BASIS

Our Consumer segment reported net income of $307.9 million for the second quarter compared to $309.6 million in the year-ago quarter. Year-to-date, net income increased to $581.5 million compared to $532.1 million for the first six months of 2001. Net interest margin, fee income and other revenues increased $507.2 million, to $2.4 billion in the quarter and $1.2 billion, to $4.8 billion year-to-date. Strong receivable growth and higher securitization activity, pursuant to our liquidity management plans, drove the increases. The higher revenues were offset by substantially higher credit loss provision and higher expenses. Our credit loss provision rose $415.3 million, to $1.2 billion in the quarter and $890.6 million, to $2.4 billion year-to-date as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording provision greater than charge-offs of $156.8 million in the quarter and $432.7 million year-to-date. Higher salary and operating expenses were the result of additional employees and operating costs to support the increased receivable levels, additional collectors and investments in the growth of our businesses. Managed receivables grew to $87.2 billion at June 30, 2002, compared to $83.6 billion at March 31, 2002 and $72.5 billion at June 30, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured receivables and compared to the prior year, in our MasterCard and Visa receivables. Real estate receivables growth was strong in both our branches and in our mortgage services business. Growth in MasterCard and Visa receivables reflects growth in our Union Privilege(R)("UP") portfolio, our affinity relationship with AFL-CIO labor federation, and the fourth quarter 2001 $1.6 billion Renaissance portfolio acquisition from an affiliate.

Return on average managed assets ("ROMA") was 1.39 and 1.33 percent in the second quarter and first six months of 2002 compared to 1.68 and 1.46 percent in the year-ago periods. The decline in the ratio reflects higher credit loss provision.

BALANCE SHEET REVIEW

                                                                       Increase (decrease)       Increase (decrease)
                                                                         from prior year          from prior quarter
                                                       June 30,       ----------------------------------------------------
(All dollar amounts are stated in millions)              2002            $            %            $             %
-------------------------------------------------------------------------------------------------------------------------
Real estate secured                                   $42,303.3       $ 9,607.0       29%       $3,064.1          8%
Auto finance                                            2,369.4           475.4       25          (241.0)        (9)
MasterCard*/Visa*                                       6,041.7         1,679.6       39           263.5          5
Private label                                           5,293.9          (190.7)      (3)          (12.7)         -
Personal non-credit card (1)                           11,268.4         1,627.9       17           930.4          9
Commercial and other                                      468.8           (13.6)      (3)          (10.1)        (2)
-------------------------------------------------------------------------------------------------------------------------
Total owned receivables                               $67,745.5        13,185.6       24%       $3,994.2          6%
=========================================================================================================================

..    MasterCard is a registered trademark of MasterCard International,
     Incorporated and Visa is a registered trademark of VISA USA, Inc.

(1)  Personal non-credit card receivables are comprised of the following:

                                                                June 30,             March 31,           June 30,
(In millions)                                                       2002                  2002               2001
------------------------------------------------------------------------------------------------------------------------
Personal unsecured                                             $ 6,730.7             $ 6,104.5           $5,815.5
Union Plus personal unsecured                                      144.5                 178.5              134.1
Personal homeowner loans                                         4,393.2               4,055.0            3,690.9
------------------------------------------------------------------------------------------------------------------------
Total personal non-credit card                                 $11,268.4             $10,338.0           $9,640.5
========================================================================================================================

Receivables growth was a key contributor to our improved results. To support capital levels to maintain acceptable debt ratings we expect to control receivable growth with portfolio sales for the remainder of 2002. In this manner, we do not anticipate our business operations will be adversely affected.

Compared to June 30, 2001, owned receivables increased $13.2 billion, or 24 percent, to $67.7 billion. Receivable growth in dollars was strongest in our real estate secured portfolio, which increased 29 percent over the June 2001 level and was balanced between our branch-based consumer lending business and our mortgage services businesses. This growth was partially offset by the sale of approximately $900 million in whole loans by our mortgage services business in March 2002 pursuant to our liquidity management plans. Our auto finance business increased receivables $475.4 million, or 25 percent while maintaining consistent underwriting criteria. A strong and rational market, larger sales force, increased dealer penetration and strong Internet originations contributed to the growth in auto finance receivables. Growth in our MasterCard and Visa portfolio reflects the $1.6 billion fourth quarter 2001 Renaissance acquisition from an affiliate. Our Union Privilege portfolio and near-prime new Household Bank branded base portfolios also reported year-over-year growth. Private label receivables decreased 3 percent to $5.3 billion as a result of securitization activity which more than offset organic growth from existing merchants and a $560 million portfolio acquisition in the fourth quarter of 2001. Personal non-credit card receivables increased 17 percent to $11.3 billion. Our branches generated strong growth, especially in our personal homeowner loan portfolio which increased 19 percent. In addition, receivable growth was partially offset by securitization activity. During the twelve months ended June 30, 2002, we securitized $7.0 billion of receivables including $3.0 billion of auto finance receivables, $.7 billion of MasterCard and Visa receivables, $1.0 billion of private label receivables and $2.3 billion of personal non-credit card receivables.

Compared to March 31, 2002, receivables grew $4.0 billion or an annualized 25 percent. Growth in real estate secured and personal non-credit card receivables was the result of good consumer demand which generated strong volume in our branch-based consumer lending and mortgage services businesses. In our auto finance portfolio, receivable growth was more than offset by higher securitization levels. During the second quarter, we securitized $1.4 billion of receivables including $925.0 million of auto finance receivables and $450.0 million of personal non-credit card receivables.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.03 percent at June 30, 2002, compared with 5.40 percent at March 31, 2002 and 5.01 percent at June 30, 2001. The annualized consumer owned charge-off ratio in the second quarter of 2002 was 4.26 percent, compared with 4.19 percent in the prior quarter and 3.43 percent in the year-ago quarter.

Our debt to equity ratio was 8.3:1 at June 30, 2002 compared to 8.0:1 at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

No dividends were paid to our parent in the first six months of 2002. In 2001, we paid dividends to our parent company of $225 million in the second quarter and $275 million in the first quarter. During the first six months of 2002 and 2001, we received no capital contributions from our parent. As a result of our restatement and its impact on our capital position, we have committed to increase our capital levels by December 31, 2002. Initiatives will include portfolio sales to continue growth and capital contributions from our parent as necessary. We do not believe this capital plan will materially impact our business operations or future prospects.

We accessed the debt capital markets in accordance with our customary funding plans with a goal to reduce dependence on the potentially volatile commercial paper markets. Commercial paper, bank and other borrowings decreased $2.7 billion from March 31, 2002 and $6.1 billion from year-end 2001 to $3.0 billion as we took advantage of the current low interest rate environment for long-term debt. We expect outstanding commercial paper to increase in future quarters. Senior and senior subordinated debt (with original maturities over one year) increased to $66.7 billion from $51.2 billion at year-end. Pending the completion of the audit, we will suspend the issuance of unsecured securities under our applicable shelf registrations. In any case, no significant issuances had been planned until September, 2002. We believe we have adequate sources of liquidity which are available to support the temporary loss of this funding.

In the first half of the year, we took a number of steps to reduce our reliance on short-term debt to strengthen our protection against market induced volatility. These steps included the following:

     . At June 30, 2002, our investment security liquidity portfolio totaled $4.3 billion, a $3.3 billion increase over March 31, 2002.

     . We issued senior debt with original maturities greater than 5 years of $3.6 billion in the quarter and $6.8 billion year-to-date. These issuances reduced our reliance on short-term debt in the currently volatile debt markets. During the current quarter, we issued (euro)3 billion in Euro bonds and $2.5 billion in U.S. dollar-denominated global debt. During the first quarter of 2002, we issued (pound)500 million of 10-year debt to investors in the U.K. and $2.5 billion in U.S. dollar-denominated global debt.

     . We continued to actively access the securitization market as part of liquidity management actions to limit reliance on short-term unsecured debt in potentially volatile markets. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

                                                                    Three months ended              Six months ended
                                                                              June 30,                      June 30,
         (In millions)                                           2002             2001          2002            2001
         -----------------------------------------------------------------------------------------------------------
         Auto finance                                        $  925.0         $  595.0      $1,350.0        $  973.8
         Mastercard/Visa                                          -               78.0         600.0           151.2
         Private label                                            -                -           500.0             -
         Personal non-credit card                               450.0            550.0       1,352.7         1,000.0
         -----------------------------------------------------------------------------------------------------------
         Total                                               $1,375.0         $1,223.0      $3,802.7        $2,125.0
         ===========================================================================================================

     . We established $6 billion in incremental conduit capacity (including $1 billion established in the second quarter) for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes. At June 30, 2002, our undrawn conduit lines totaled $6.7 billion and included $5.5 billion of undrawn capacity on the real estate lines put in place in 2002.

     . We issued securities backed by dedicated home equity loan receivables of $1.3 billion in the second quarter of 2002 and $2.8 billion year-to-date. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. As of June 30, 2002, closed-end real estate secured receivables totaling $4.3 billion secured $3.8 billion of outstanding debt related to these transactions. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

     . We sold approximately $900 million in real estate secured loans that were held by our mortgage services business during the first quarter of 2002.

Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of consumer receivables, typically MasterCard or Visa credit card, private label credit card, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust that is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") and therefore is not consolidated. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

In a secured financing, a designated pool of receivables, typically real estate secured, are transferred to a wholly-owned special purpose subsidiary which assigns the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

Our securitized receivables totaled $20.6 billion at June 30, 2002, compared to $19.8 billion at December 31, 2001. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At June 30, 2002, securitizations represented 23 percent of the funding associated with our managed portfolio compared to 26 percent a year earlier. We believe we will be able to continue to access this market throughout 2002.

Regulatory Matters

Our banking subsidiaries are subject to the capital adequacy guidelines adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In the first quarter of 2002, we made capital contributions to our banking subsidiaries of approximately $250 million in response to the 2001 Guidance for Subprime Lending Programs issued by the Office of Thrift Supervision, OCC and FDIC. We currently do not anticipate the need for significant additional capital contributions to our banking subsidiaries.

On July 1, 2002, Household International, Inc. contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, fsb, to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada) N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management. As part of this combination, we confirmed our financial support for our credit card bank and have designated approximately half of our $4.3 billion investment security liquidity portfolio to enhance liquidity in this subsidiary.

State regulatory agencies, including the attorney generals of certain states, have been focusing on the origination policies, procedures and practices of our consumer lending business. We have responded to all customer complaints brought to us by these authorities and believe most are without merit. Those complaints that may be valid have been limited to isolated situations. We expect that these complaints, which are part of an organized effort by certain consumer activists, will continue to be a focus for regulatory authorities as long as consumer activists target our business in an effort to cause industry-wide changes in certain practices that are common in the non prime consumer lending industry. These practices include the imposition of prepayment penalties and mandatory arbitration clauses. We intend to continue to support these practices as they are a justifiable and reasonable business practice.

RESULTS OF OPERATIONS
---------------------

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin: Net interest margin on an owned basis was $1.4 billion for the second quarter of 2002, up 25 percent from $1.1 billion for the prior-year quarter. Net interest margin on an owned basis for the first six months of 2002 was $2.7 billion, up from $2.1 billion in the prior-year period. The increases were primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.85 percent in the quarter and 7.92 percent in the first six months of 2002, compared to 7.94 and 7.72 percent in the year-ago periods. The decrease in the quarter was due to an increase in the percentage of real estate secured receivables in our portfolio as well as a larger liquidity-related investment portfolio. Both real estate secured receivables and the liquidity-related investment portfolio have lower margins than our other products. These reductions were partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased $410 million, to $1.9 billion in the second quarter of 2002 and $871 million, to $3.8 billion year-to-date primarily due to higher receivable levels and an expanded margin.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.64 percent in the current quarter and 8.72 percent in the first six months of 2002, compared to 8.35 and 8.19 percent in the year-ago periods. The net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes more auto finance, MasterCard and Visa and personal non-credit card receivables, which have higher yields. Lower funding costs were the primary driver of the increased margin.

Provision for credit losses The provision for credit losses for receivables for the second quarter of 2002 totaled $772.1 million, compared to $488.6 million in the prior-year quarter. The provision for the first six months of 2002 was $1.6 billion, compared to $1.0 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 4.65 percent in the second quarter of 2002, compared to 3.67 percent in the second quarter of 2001. We recorded owned loss provision greater than charge-offs of $71.2 million during the second quarter and $223.6 million during the first six months of 2002. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See
Note 4, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues were $828.3 million and $1.8 billion for the second quarter and first six months of 2002, compared to $661.8 million and $1.4 billion for the same periods in 2001 and included the following:

                                                                     Three months ended            Six months ended
                                                                               June 30,                    June 30,
(In millions)                                                       2002           2001          2002          2001
--------------------------------------------------------------------------------------------------------------------
                                                                              (RESTATED)                  (RESTATED)
Securitization revenue                                          $  399.9       $  303.0     $   825.1      $  606.1
Insurance revenue                                                  135.7          118.6         265.8         234.5
Investment income                                                   41.6           34.2          83.4          72.5
Fee income                                                         146.8           91.1         304.2         186.7
Other income                                                       104.3          114.9         316.4         296.3
--------------------------------------------------------------------------------------------------------------------
Total other revenues                                            $  828.3       $  661.8     $ 1,794.9      $1,396.1
====================================================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $399.9 and $825.1 million for the second quarter and first six months of 2002, compared to $303.0 and $606.1 million for the same periods in 2001. The increase was due to higher average securitized receivables as well as increases in the level of receivables securitized during both the quarter and year-to-date. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                                                                    Three months ended             Six months ended
                                                                               June 30,                    June 30,
(In millions)                                                       2002           2001          2002         2001
--------------------------------------------------------------------------------------------------------------------
                                                                              (RESTATED)                  (RESTATED)
Net initial gains                                               $   49.2      $    30.5     $   123.6     $   57.9
Net replenishment gains                                            153.8          128.6         302.4        255.5
Servicing revenue and excess spread                                196.9          143.9         399.1        292.7
--------------------------------------------------------------------------------------------------------------------
Total                                                           $  399.9      $   303.0     $   825.1     $  606.1
====================================================================================================================

Our interest-only strip receivables increased $5.7 and $37.3 million in the second quarter and first six months of 2002 compared to $14.0 and $15.5 million in the year-ago periods. These increases are net of the related loss reserve and exclude the mark-to-market adjustment recorded in accumulated other comprehensive income.

Insurance revenue was $135.7 and $265.8 million in the second quarter and first six months of 2002 compared to $118.6 and $234.5 million in the year-ago periods. The increase reflected increased sales on a larger receivable portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $41.6 and $83.4 million in the second quarter and first six months of 2002 compared to $34.2 and $72.5 million in the year-ago periods. The increases were primarily due to higher interest income, primarily resulting from higher average investment balances, partially offset by lower yields.

Fee income, which includes revenues from fee-based products such as credit cards, was $146.8 and $304.2 million in the second quarter and first six months of 2002, compared to $91.1 and $186.7 million in the year-ago periods. The increases were primarily due to higher average MasterCard and Visa receivables largely due to the purchase of the Renaissance portfolio in the fourth quarter of 2001, partially offset by lower late fees as a result of improvements in early stage delinquencies in our credit card businesses.

See Note 11, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $104.3 and $316.4 million in the second quarter and first six months of 2002 compared to $114.9 and $296.3 million in the prior-year periods. Our seasonal tax refund lending and mortgage banking subsidiary reported higher revenues in both the quarter and year-to-date. In the quarter, these increases were more than offset by lower servicing fees for servicing receivables of affiliates.

Expenses Total costs and expenses for the second quarter and first six months of 2002 were $831.1 million and $1.7 billion compared to $724.6 million and $1.5 billion in the comparable prior-year periods. The increases were driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 36.0 and 36.1 percent in the second quarter and first six months of 2002 compared to 39.4 and 40.0 percent in the comparable prior-year periods.

Total costs and expenses included the following:

                                                                       Three months ended              Six months ended
                                                                                 June 30,                      June 30,
(In millions)                                                       2002             2001          2002            2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (RESTATED)                  (RESTATED)
Salaries and fringe benefits                                      $354.7            $306.6      $  699.2       $  600.9
Sales incentives                                                    64.1              71.2         115.8          123.6
Occupancy and equipment expense                                     72.5              64.0         143.6          128.3
Other marketing expenses                                            59.8              49.5         123.8          111.8
Other servicing and administrative expenses                        194.6             135.2         437.0          295.1
Amortization of acquired intangibles and goodwill                   12.6              35.5          32.4           72.6
Policyholders' benefits                                             72.8              62.6         146.6          129.3
----------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                          $831.1            $724.6      $1,698.4       $1,461.6
============================================================================================================================

Salaries and fringe benefits for the second quarter and first six months of 2002 were $354.7 and $699.2 million compared to $306.6 and $600.9 million in the second quarter and first six months of 2001. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the second quarter and first six months of 2002 were $64.1 and $115.8 million compared to $71.2 and $123.6 million in the comparable prior-year periods. The decreases were due to the implementation of 2002 incentive plans in our branches which, generally, have higher volume requirements than the prior-year plans.

Occupancy and equipment expense for the second quarter and first six months of 2002 was $72.5 and $143.6 million compared to $64.0 and $128.3 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and maintenance costs.

Other marketing expenses for the second quarter and first six months of 2002 were $59.8 and $123.8 million compared to $49.5 and $111.8 million in the comparable prior-year periods. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the second quarter and first six months of 2002 were $194.6 and $437.0 million compared to $135.2 and $295.1 million in the comparable prior-year periods. The increases were primarily due to servicing fees on the Renaissance portfolio which was acquired in the fourth quarter of 2001. Higher collection, REO, legal and consulting expenses also contributed to the increases.

Amortization of acquired intangibles and goodwill for the second quarter and first six months of 2002 was $12.6 and $32.4 million compared to $35.5 and $72.6 million in the comparable prior-year periods. The decreases were primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

Policyholders' benefits for the second quarter and first six months of 2002 were $72.8 and $146.6 million compared to $62.6 and $129.3 million in the comparable prior-year periods. The increases are consistent with the increase in insurance revenues resulting from the increased policy sales.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 3, "Receivables" in the accompanying condensed consolidated financial statements for receivables by product type and Note 4, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves.

The following table sets forth owned basis credit loss reserves for the periods indicated:


                                                                      June 30,         March 31,         June 30,
(All dollar amounts are stated in millions)                               2002              2002             2001
-----------------------------------------------------------------------------------------------------------------
Owned credit loss reserves                                          $2,652.4          $2,566.4         $1,796.7
Reserves as a percent of:
     Receivables                                                         3.92%             4.03%            3.29%
     Net charge-offs (1)                                                94.6              96.6             99.3
     Previous 12 months' net charge-offs                               107.4             115.6            108.7
     Nonperforming loans                                                95.4%             90.7%            80.8%
=================================================================================================================

(1) Quarter-to-date, annualized

Reserves as a percentage of receivables at June 30, 2002 reflect the fourth quarter 2001 Renaissance portfolio acquisition and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels. Compared to March 31, 2002, reserve levels also reflect lower delinquency.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:




                                                                      June 30,        March 31,         June 30,
(All dollar amounts are stated in millions)                               2002             2002             2001
-----------------------------------------------------------------------------------------------------------------
Managed credit loss reserves                                        $3,934.2         $3,763.3         $2,793.7
Reserves as a percent of:
  Receivables                                                            4.45%            4.47%            3.82%
  Net charge-offs (1)                                                   96.7             97.3            100.0
  Previous 12 months' net charge-offs                                  109.3            114.7            111.2
  Nonperforming loans                                                  112.1            107.3            102.9
==================================================================================================================

(1) Quarter-to-date, annualized

Managed basis reserve ratios are somewhat higher than comparable owned basis ratios because our managed portfolio includes a lower percentage of real estate secured receivables, which historically have had lower credit losses than our other products.

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                                                       June 30,        March 31,         June 30,
                                                                           2002             2002             2001
--------------------------------------------------------------------------------------------------------------------
Real estate secured                                                       2.85%            3.09%            2.83%
Auto finance                                                              2.98             2.03             2.43
MasterCard/Visa                                                           5.95             6.85             3.65
Private label                                                            11.18            11.33            10.95
Personal non-credit card                                                 10.27            11.13            10.16
--------------------------------------------------------------------------------------------------------------------
Total Owned                                                               5.03%            5.40%            5.01%
====================================================================================================================

Compared to the previous quarter, all products except auto finance reported lower delinquencies which was well within our expectations. The biggest improvement was in our MasterCard and Visa portfolio especially in the subprime portfolio. The sequential increase in auto finance delinquency is consistent with historical seasonal trends.

Compared to a year ago, the weakened economy contributed to higher delinquency rates in all products. These increases were partially offset in our real estate secured, private label and personal non-credit card portfolios by improved collections. The improved collections were a direct result of increasing the size of our collection staff, especially in our branch network. In our MasterCard and Visa portfolio, the December 2001 Renaissance portfolio acquisition also contributed to higher delinquency rates.

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                          June 30,    March 31,   June 30,
                                                              2002         2002       2001
------------------------------------------------------------------------------------------
Real estate secured                                            .94%        .73%        .52%
Auto finance                                                  4.78        5.66        3.27
MasterCard/Visa                                              10.89       10.35        6.85
Private label                                                10.03       10.71        9.80
Personal non-credit card                                      9.97        9.35        8.18
------------------------------------------------------------------------------------------
Total Owned                                                   4.26%       4.19%       3.43%
==========================================================================================
Real estate charge-offs and REO expense as a percent of
   average real estate secured receivables                    1.38%       1.20%        .88%
==========================================================================================

The weak economy drove the increase in charge-off ratios over both the previous and prior year quarters. These increases were consistent with our expectations. Higher bankruptcy charge-offs, contributed to increases in the charge-off ratios for our real estate secured, MasterCard and Visa and personal non-credit card portfolios in the quarter. Charge-offs in our personal non-credit card portfolio increased more than our other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn. Improvements in our auto finance and private label portfolios during the quarter were primarily attributable to reductions in bankruptcy charge-offs. The auto finance ratio also reflects positive seasonal trends.

Compared to the prior-year quarter, our net charge-off ratio increased 83 basis points, primarily due to the weak economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. The increase in the MasterCard and Visa charge-off ratio also reflects the December 2001 Renaissance portfolio acquisition.

The increases in real estate charge-offs and REO expense as a percent of average real estate secured receivables were the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

OWNED NONPERFORMING ASSETS

                                             June 30,      March 31,      June 30,
(in millions)                                    2002           2002          2001
----------------------------------------------------------------------------------
Nonaccrual receivables                   $    2,069.5   $    2,027.6   $   1,621.8
Accruing consumer receivables
   90 or more days delinquent                   711.7          800.9         590.9
Renegotiated commercial loans                     -              -            12.3
----------------------------------------------------------------------------------
Total nonperforming receivable                2,781.2        2,828.5       2,225.0
Real estate owned                               449.8          454.7         360.0
----------------------------------------------------------------------------------
Total nonperforming assets               $    3,231.0   $    3,283.2    $  2,585.0
==================================================================================
Credit loss reserves as a percent of
   nonperforming receivables                     95.4%          90.7%         80.8%
==================================================================================

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           12    Statement of Computation of Ratio of Earnings to Fixed Charges.

           99.1  Debt Securities Ratings.

           99.2 Letter from KPMG LLP re: Statement of Auditing Standards Number 71.

           99.3  Certification of Chief Executive and Principal Financial
                 Officer.

           99.4 Restated Form 10-K of Household Finance Corporation for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household Finance Corporation for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 21, 2002.

     (b)   Report on Form 8-K

           During the second quarter of 2002, we filed a Current Report on Form 8-K on April 25, 2002 pertaining to our financial results for the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HOUSEHOLD FINANCE CORPORATION
                                                   -----------------------------
                                                   (Registrant)



Date:    August 14, 2002                           By: /s/ David A. Schoenholz
         ---------------                           ---------------------------
                                                   David A. Schoenholz
                                                   President and
                                                   Chief Executive Officer (as
                                                   principal financial officer)
                                                   and on behalf of
                                                   Household Finance Corporation

Exhibit Index

        12       Statement of Computation of Ratio of Earnings to Fixed Charges.

        99.1     Debt Securities Ratings.

        99.2     Letter from KPMG LLP re: Statement of Auditing Standards
                 Number 71.

        99.3     Certification of Chief Executive and Principal Financial
                 Officer.

        99.4 Restated Form 10-K of Household Finance Corporation for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household Finance Corporation for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 21, 2002.