Form 10-Q/A
period 2002-08-14
HOUSEHOLD FINANCE CORP
filed 2002-08-15
CIK 48681

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

EXPLANATORY NOTE

In the EDGAR version of the Certification of Chief Executive and Principal Financial Officer (Exhibit 99.3) filed with the Securities and Exchange Commission today, the word "fairly" was inadvertently omitted during the EDGAR process. The original certification signed by Mr. Schoenholz contained the word "fairly."
Item 6. Exhibits and Reports on Form 8-K

  Exhibits

12	Statement of Computation of Ratio of Earnings to Fixed Charges. *
99.1	Debt Securities Ratings. *
99.2	Letter from KPMG LLP re: Statement of Auditing Standards Number 71. *
99.3	Certification of Chief Executive and Principal Financial Officer.

  Report on Form 8-K

During the first quarter of 2002, the Registrant filed no current Reports on Form 8-K.

* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION (Registrant)

By: /s/ John W. Blenke___________________
John W. Blenke Vice President and Assistant Secretary
Dated: August 14, 2002

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges. *
99.1	Debt Securities Ratings. *
99.2	Letter from KPMG LLP re: Statement of Auditing Standards Number 71. *
99.3	Certification of Chief Executive and Principal Financial Officer.

* Previously Filed