Form 10-Q/A
period 2002-08-14
HOUSEHOLD FINANCE CORP
filed 2002-08-15
CIK 48681

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
99.4

Restated Form 10-K of Household Finance Corporation for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household Finance Corporation for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 21, 2002. *

  Report on Form 8-K

During the second quarter of 2002, we filed a Current Report on Form 8-K on April 25, 2002 pertaining to our financial results for the three months ended March 31, 2002.

*Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION (Registrant)

By: /s/ John W. Blenke
John W. Blenke Vice President and Assistant Secretary
Dated: August 14, 2002

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges. *
99.1	Debt Securities Ratings. *
99.2	Letter from KPMG LLP re: Statement of Auditing Standards Number 71. *
99.3	Certification of Chief Executive and Principal Financial Officer.
99.4

Restated Form 10-K of Household Finance Corporation for the year ended December 31, 2001, which contains unaudited consolidated financial information and will amend and supplement the Form 10-K of Household Finance Corporation for the year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 21, 2002. *

*Previously Filed