Form 10-K/A
period 2001-12-31
HOUSEHOLD FINANCE CORP
filed 2002-08-27
CIK 48681

================================================================================
                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                  FORM 10-K/A

(Mark One)

    [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

    [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

                          Commission file number 1-75

                         Household Finance Corporation
            (Exact name of registrant as specified in its charter)

                     Delaware                  36-1239445
             (State of Incorporation)       (I.R.S. Employer
                                           Identification No.)

                2700 Sanders Road,                60070
             Prospect Heights, Illinois
               (Address of principal           (Zip Code)
                executive offices)

      (Registrant's telephone number, including area code) (847) 564-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                Title of each class         which registered
                -------------------         ----------------
             6 3/4% Notes, due May 15,
                        2011             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

   As of March 15, 2002, there were 1,000 shares of registrant's common stock outstanding, all of which are owned by Household International, Inc.

   The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS


PART/Item No.                                                                            Page
-------------                                                                            ----
PART I
Item 1.       Business..................................................................   1
              Restatement...............................................................   1
              Regulation................................................................   2
              Cautionary Statement on Forward-Looking Statements........................   3
Item 2.       Properties................................................................   4
Item 3.       Legal Proceedings.........................................................   4
Item 4.       Submission of Matters to a Vote of Security Holders.......................   5

PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....   5
Item 6.       Selected Financial Data...................................................   5
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................   6
              Selected Quarterly Financial Data.........................................  33
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk.................  33
Item 8.       Financial Statements and Supplementary Data...............................  33
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure................................................................  34

PART III
Item 10.      Directors and Executive Officers of the Registrant........................  34
Item 11.      Executive Compensation....................................................  34
Item 12.      Security Ownership of Certain Beneficial Owners and Management............  34
Item 13.      Certain Relationships and Related Transactions............................  34

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  35
              Restated Financial Statements.............................................  35
              Reports on Form 8-K.......................................................  35
              Exhibits..................................................................  35
              Signatures................................................................  36

Independent Auditors' Report............................................................ F-1
Consolidated Statements of Income....................................................... F-2
Consolidated Balance Sheets............................................................. F-3
Consolidated Statements of Cash Flows................................................... F-4
Consolidated Statements of Changes in Common Shareholder's Equity....................... F-5
Notes to Consolidated Financial Statements.............................................. F-7

                                    PART I

Item 1. Business.

General

   Household Finance Corporation ("HFC") is a wholly-owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC and its subsidiaries may also be referred to in this Form 10-K/A as "we," "us" or "our." We offer real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans to consumers in the United States. Where applicable laws permit, credit and specialty insurance is offered to our customers in connection with our products in the United States and Canada.

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

   The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured volume primarily through brokers and correspondents. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships and mass-media advertisement (The GM Card(R)). We also supplement internally-generated receivable growth with portfolio acquisitions and purchases from an affiliate.

Restatement

   Household Finance Corporation has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001. This Form 10-K/A and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods but does not update through the date of this filing other disclosures contained in the Form 10-K as filed on March 21, 2002. For discussions of current developments and results of operations for periods subsequent to December 31, 2001 you should refer to our Forms 10-Q/A for the quarterly periods ended March 31, and June 30, 2002, each filed with the Securities and Exchange Commission on August 27, 2002. These Forms 10-Q/A reflect the adjustments relating to the restatement in all periods covered by the reports. The restatement relates to two distinct events.

   First, on July 1, 2002, Household International, Inc. contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. HFC has previously published selected financial information of the combined company as of and for the month ended July 31, 2002 in a Form 8-K dated August 26, 2002. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC have been restated to include the results of HBSB for all periods presented, similar to a pooling of interests.

   The second portion of the restatement relates to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1996 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There is no significant change as a result of these adjustments on the prior periods net earnings trends previously reported. The balance of retained earnings at December 31, 1998 has been restated from amounts previously reported to reflect a retroactive charge of $70.2 million, after tax, for these items. This restatement was previously disclosed in Exhibit 99.4 to our Quarterly report on Form 10-Q for the period ended June 30, 2002.

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

   Banking Institutions. HFC has banking institutions that are chartered by the Office of the Comptroller of the Currency ("OCC"). Since deposits maintained at our banking institutions are insured by the Federal Deposit Insurance Corporation ("FDIC"), the FDIC also has jurisdiction over those institutions and is actively involved in reviewing the financial and managerial strength of our banking subsidiaries. Our banking institutions primarily originate receivables in our MasterCard and Visa credit card business. These institutions improve our operational efficiencies by offering loan products with common characteristics across the United States. Generally, these banking institutions sell the receivables they originate to non-banking subsidiaries of HFC, so that we can manage all of our customers with uniform policies, regardless through which legal entity a loan was made. In addition, this structure allows us and our parent to better manage the levels of regulatory capital required to be maintained at these banking institutions. All receivables purchased from affiliates retain their existing product and delinquency status.

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

   We have been advised by the Office of Thrift Supervision ("OTS"), OCC and FDIC that in accordance with their 2001 Guidance for Subprime Lending Programs, they will impose additional capital requirements on institutions which hold nonprime or subprime assets that will be greater than the historical levels we have been obligated to maintain at our banking institutions. As such, HFC will maintain the regulatory capital of its institutions at these specified higher levels. We do not expect this action will have a material adverse effect on our business or our financial condition.

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

Cautionary Statement on Forward-Looking Statements

   Certain matters discussed throughout this Form 10-K/A or in the information incorporated herein by reference constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, or oral or written presentations by representatives of HFC that are not statements of historical fact and may also constitute forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HFC undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

   HFC paid cash dividends to Household International of $650 million in 2001, $425 million in 2000 and $803 million in 1999. HBSB also paid cash dividends of $225 million to an affiliate in 2001.

Item 6. Selected Financial Data.

   Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             FINANCIAL HIGHLIGHTS

                Household Finance Corporation and Subsidiaries
                                  (RESTATED)

                                                                2001           2000          1999
                                                             ---------       ---------     ---------
                                                            (All dollar amounts are stated in millions)
Statement of Income Data--Year Ended December 31
Net interest margin and other revenues..................... $ 8,662.7       $ 6,937.2     $ 5,667.0
Provision for credit losses on owned receivables...........   2,606.4         1,929.8       1,498.3
Operating expenses.........................................   3,110.5         2,606.5       2,079.9
Policyholders' benefits....................................     268.1           231.7         224.7
Income taxes...............................................     949.8           773.1         658.6
                                                             ---------       ---------     ---------
Net income................................................. $ 1,727.9       $ 1,396.1     $ 1,205.5
                                                             =========       =========     =========
Selected Financial Information and Ratios:
Owned Basis:
Total assets............................................... $74,529.5       $63,353.8     $50,377.8
Total receivables..........................................  67,341.6        55,685.6      42,621.7
Debt to equity ratio.......................................    7.3:1 (1)        6.5:1         6.4:1
Return on average owned assets.............................     2.56 %          2.42 %        2.51 %
Return on average common shareholder's equity..............      20.8(1)         19.1          18.9
Net interest margin........................................      8.59            8.23          7.87
Efficiency ratio...........................................      37.1            38.9          38.2
Consumer net charge-off ratio..............................      3.72            3.51          3.87
Reserves as a percent of receivables.......................      3.62            3.48          3.64
Reserves as a percent of net charge-offs...................     109.5           111.4         101.3
Reserves as a percent of nonperforming loans...............      91.5            93.4          90.0
Managed Basis:(2)
Total assets............................................... $94,288.8       $82,277.1     $68,711.8
Total receivables..........................................  87,100.9        74,608.9      60,955.7
Return on average managed assets...........................      2.01            1.86          1.84
Tangible shareholder's equity to tangible managed assets(3)      8.15            8.08          7.56
Net interest margin........................................      9.05            8.47          8.25
Efficiency ratio...........................................      32.9            33.5          32.2
Consumer net charge-off ratio..............................      4.12            3.97          4.32
Reserves as a percent of receivables.......................      4.02            3.94          3.93
Reserves as a percent of net charge-offs...................     108.6           110.5          97.0
Reserves as a percent of nonperforming loans...............     105.4           109.8         102.4
                                                             ---------       ---------     ---------

--------
(1) On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which requires unrealized gains and losses on cash flow hedging instruments to be recorded in shareholder's equity, net of tax. These unrealized gains and losses represent timing differences and will result in no net economic impact to our earnings. Excluding unrealized gains and losses on cash flow hedging instruments in 2001, the debt to equity ratio was 6.8:1 and return on average common shareholder's equity was 20.2 percent.
(2) We monitor our operations and evaluate trends on both an owned basis as shown in our historical financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. See page 7 for further information on managed basis reporting.
(3) The ratio of tangible equity to tangible managed assets is a non-GAAP ratio that is used by rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. Tangible shareholder's equity includes common shareholder's equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative assets.

                              BASIS OF REPORTING

   This amended and restated Form 10-K/A reflects restatements related to the merger of Household Bank (SB), N.A. ("HBSB") into HFC as well as certain MasterCard and Visa agreements. This Form 10-K/A and the exhibits included herewith include all adjustments relating to the restatements for all periods but does not update through the date of this filing other disclosures contained in the Form 10-K as filed on March 21, 2002. For discussions of current developments and results of operations for periods subsequent to December 31, 2001 you should refer to our Forms 10-Q/A for the quarterly periods ended March 31, and June 30, 2002, each filed with the Securities and Exchange Commission on August 27, 2002. These Forms 10-Q/A reflect the adjustments relating to the restatement in all periods covered by the reports.

   Bank Merger Restatement On July 1, 2002, Household International, Inc. contributed all of the capital stock of HBSB, a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests. HFC has previously published selected financial information of the combined company as of and for the month ended July 31, 2002 in a Form 8-K dated August 26, 2002.

   MasterCard and Visa Restatement The MasterCard and Visa restatement relates to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. We believe this is a good faith difference of opinion but we are following the advice of our current auditors. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 1998 has been restated from amounts previously reported to reflect a retroactive charge of $70.2 million, after tax, for these items. This restatement was previously disclosed in Exhibit 99.4 to our quarterly report on Form 10-Q for the period ended June 30, 2002.

   The cumulative MasterCard and Visa restatement is as follows for the periods presented below:

                                                             % Change from
            Restatements to Reported Income             Prior Period Net Income
            ----------------------------                ----------------------
                                             % Change
            Pre-Tax    Tax Effect After Tax to Reported As Reported As Restated
            -------    ---------- --------- ----------- ----------- -----------
               (All dollar amounts are
                 stated in millions)
  2001..... $ (89.8)     $33.1     $(56.7)     (3.2)%      22.6%       23.8%
  2000.....   (94.6)      34.8      (59.8)     (4.1)       15.6        15.8
  1999.....   (85.8)      31.5      (54.3)     (4.3)       23.7        20.9
  1994-1998  (111.1)      40.9      (70.2)

   Managed Basis Reporting We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See "Asset Securitizations" on pages 24 and 25 and Notes 6, "Asset Securitizations," and 17, "Segment Reporting," to the accompanying consolidated financial statements for additional information related to our businesses and our securitizations.

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

   We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity in the preparation of our consolidated financial statements:

   Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors, which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. These risk factors include economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods and for customers benefiting from account management decisions. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. The use of different estimates or assumptions could produce different provisions for credit losses.

   Receivables Sold and Serviced With Limited Recourse and Securitization Revenue Upon sale, securitized receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds includes cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. These future cash flows are recorded in the form of an interest-only strip receivable. Our interest- only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables, net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable, which is deemed to be other than temporary, is charged against current earnings. The key assumptions used to value interest-only strip receivables represent our best estimate and the use of different estimates or assumptions could produce different financial results.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations Summary

.. Our net income increased 24 percent in 2001 to $1.7 billion, compared to $1.4 billion in 2000 and $1.2 billion in 1999. Strong revenue growth, driven by significant receivable growth across all businesses, was the key to our improved results in both years. Partially offsetting the revenue growth were higher operating expenses as a result of the receivable growth, increased investments in sales and collection personnel, and higher technology spending. The provision for credit losses also increased in both years as a result of portfolio growth and uncertain economic conditions.

.. Owned receivables grew 21 percent to $67.3 billion in 2001. Growth was strongest in our consumer lending and mortgage services businesses, especially in our real estate secured portfolio, and in our auto finance, MasterCard and Visa and private label businesses.

.. Our return on average common shareholder's equity ("ROE") was 20.8 percent in 2001, compared to 19.1 percent in 2000 and 18.9 percent in 1999. Our return on average owned assets ("ROA") was 2.56 percent in 2001, compared to
   2.42 percent in 2000 and 2.51 percent in 1999.

.. Our owned net interest margin was 8.59 percent in 2001, compared to 8.23 percent in 2000 and 7.87 percent in 1999. In 2001, the increase was primarily due to lower funding costs as a result of easing in United States monetary policy during the year. Fed fund rates were reduced 11 times for a total of 475 basis points during 2001. The increase in 2000 was primarily due to improved pricing in our MasterCard and Visa portfolio and the addition of the higher yielding subprime credit card portfolio, partially offset by higher interest costs. Net interest margin in both years was impacted by a shift in the portfolio to lower margin real estate secured receivables.

.. Our owned consumer charge-off ratio was 3.72 percent in 2001, 3.51 percent in 2000 and 3.87 percent in 1999. Our delinquency ratio was 4.93 percent at December 31, 2001, compared to 4.60 percent at December 31, 2000. Both ratios were negatively affected in 2001 by the weakening economy.

.. During 2001, we recorded owned loss provision greater than charge-offs of $377.6 million, increasing our owned loss reserves to an all-time high of $2.4 billion. Loss provision reflected our continued receivable growth, recent increases in personal bankruptcy filings and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends.

.. Our owned basis efficiency ratio was 37.1 percent in 2001, 38.9 percent in 2000 and 38.2 percent in 1999. The efficiency ratio is the ratio of operating expenses to the sum of our net interest margin and other revenues less policyholders' benefits. The ratios for both years reflect investments in personnel, technology and marketing. In 2001, these additional costs were offset by growth in net revenues. In 2000, the ratio included higher e-commerce costs.

Segment Results--Managed Basis

   Our Consumer segment reported higher net income in 2001 compared to prior years. Net income increased to $1.5 billion, compared to $1.4 billion in 2000 and $1.1 billion in 1999. Net interest margin, fee income and other revenues increased $1.2 billion to $9.1 billion in 2001 as a result of strong receivable growth. The higher revenues were partially offset by higher credit loss provision and spending. Our credit loss provision rose $.6 billion to $3.6 billion as a result of increased levels of receivables and the weakening economy. During 2001, we recorded managed loss provision greater than charge-offs of $.4 billion to increase loss reserves. Higher salary expenses, including higher sales incentive compensation, were the result of increased receivable levels, additional collectors, and investments in the growth of our businesses. Managed receivables grew to $86.6 billion at year-end 2001, up 17 percent from $74.0 billion in 2000 and $60.3 billion in 1999. The receivable growth was driven by solid growth in all products with the strongest growth in our real estate secured and auto finance receivables. Growth in MasterCard and Visa receivables reflects growth in our Union Plus(R) ("UP"), our affinity card relationship with the AFL-CIO labor federation, Household bank branded base, and Renaissance portfolios. Credit card growth in both years was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. Growth in private label receivables in 2001 reflects a $725 million fourth quarter acquisition. In 2000, in addition to strong organic growth, we took advantage of consolidation in the home equity industry by acquiring two real estate secured portfolios totaling $3.7 billion. ROMA was 1.89 percent in 2001, compared to 1.95 percent in 2000 and 1.78 percent in 1999. The decline in ROMA in 2001 reflects higher loan loss provision and the continued shift in our portfolio to lower margin real estate secured receivables.

   See Note 17, "Segment Reporting," to the accompanying consolidated financial statements for additional segment information.

Balance Sheet Review

   Owned assets totaled $74.5 billion at December 31, 2001 and $63.4 billion at year-end 2000. Owned receivables may vary from period to period depending on the timing and size of securitization transactions. We had initial securitizations of $5.3 billion of receivables in 2001 and $6.3 billion in 2000. We refer to securitized receivables that are serviced for investors and are not on our balance sheet as our off-balance sheet portfolio.

   Receivables growth has been a key contributor to our 2001 results. The strongest growth was in our real estate secured portfolio. Growth in our owned portfolio is shown in the following table:

                              December 31, Increase (Decrease) Increase (Decrease)
                                  2001      in 2001/2000        in 2000/1999
                              ------------ ------------------  ------------------
                              (All dollar amounts are stated in millions)
     Owned receivables:
     Real estate secured.....  $37,198.4   $ 7,050.5     23%   $ 8,918.2    42 %
     Auto finance............    2,332.2       689.2     42        417.5     34
     MasterCard/Visa.........    6,962.0     1,131.3     19      1,701.5     41
     Private label...........    9,847.9     1,179.2     14        122.0      1
     Personal non-credit card   10,558.6     1,671.4     19      2,071.9     30
     Commercial..............      442.5       (65.6)   (13)      (167.2)   (25)
                               ---------    ---------    ---    ---------    ---
     Total...................  $67,341.6   $11,656.0     21%   $13,063.9    31 %
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

   MasterCard and Visa receivables increased $1.1 billion to $7.0 billion during 2001. Our UP portfolio reported strong growth due to new accounts and balance transfers. Our non-prime portfolio, which includes both the subprime Renaissance and the near-prime new Household Bank branded base portfolios, also grew. This growth was offset by continued attrition, as expected, in our legacy undifferentiated Household Bank branded base portfolio. We also securitized $.3 billion (excluding replenishments) of MasterCard and Visa receivables in 2001 as compared to $1.9 billion in 2000.

   Private label receivables increased 14 percent to $9.8 billion during 2001. Growth was primarily due to organic growth by existing merchants, but was also attributable to the addition of new merchants and a $725 million portfolio acquisition in the fourth quarter. Focused marketing efforts, including formation of dedicated marketing teams for our larger merchants, and focused use of promotions, especially for our mid-size merchants, contributed to the organic growth. Strong sales growth by several of our larger merchants also contributed to the increase in receivables. During 2001 and 2000, we securitized $.5 billion (excluding replenishments) of private label receivables.

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

   Personal non-credit card receivables are comprised of the following:

                                                At December 31
                                              ------------------
                                                2001      2000
                                              --------- --------
                                                (In millions)
                Personal unsecured........... $ 6,242.9 $5,831.2
                Union Plus personal unsecured     194.1     66.4
                Personal homeowner loans.....   4,121.6  2,989.6
                                              --------- --------
                Total........................ $10,558.6 $8,887.2
                                              ========= ========

   Personal unsecured loans (cash loans with no security) are made to customers who do not qualify for a real estate secured or personal homeowner loan ("PHL"). The average personal unsecured loan is approximately $5,000 and 80 percent of the portfolio is closed-end with terms ranging from 12 to 60 months. The UP personal unsecured loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal unsecured loans. The average PHL is approximately $15,000. PHLs typically have terms of 120 or 180 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price and classify as unsecured loans. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress. During 2001, we deliberately slowed growth in the personal unsecured product and emphasized growth in PHLs. We also securitized $1.9 billion of personal non-credit card receivables in 2001 as compared to $2.0 billion in 2000.

..   We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured volume primarily through brokers and correspondents. Private label volume is generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our co-branding and affinity relationships, mass media advertisements (GM Card(R)) and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.

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

..   Our owned consumer two-months-and-over contractual delinquency ratio was
    4.93 percent at December 31, 2001, compared to 4.60 percent at December 31, 2000. Our owned consumer net charge-off ratio was 3.72 percent in 2001,
    3.51 percent in 2000 and 3.87 percent in 1999.

.. Our owned credit loss reserves were $2.4 billion at December 31, 2001, compared to $1.9 billion at December 31, 2000. Credit loss reserves as a percent of owned receivables were 3.62 percent at December 31, 2001, compared to 3.48 percent at year-end 2000.

.. Our debt to equity ratio (excluding unrealized gains and losses on cash flow hedging instruments in 2001) was 6.8 to 1 at December 31, 2001 compared to
   6.5 to 1 at December 31, 2000.

  Results of Operations

   Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

   Net Interest Margin Our owned net interest margin on an owned basis increased to $5.2 billion in 2001, up from $4.2 billion in 2000 and $3.3 billion in 1999. Growth in average interest-earning assets resulted in higher net interest margin dollars in both years. In 2001, the increase was also due to lower funding costs, partially offset by an ensuing reduction in the rates we charge to our customers. The Federal Reserve reduced interest rates 11 times for a total of 475 basis points during 2001. In 2000, better pricing was partially offset by higher interest costs. In 2000, the Federal Reserve raised interest rates 3 times for a total of 100 basis points.

   As a percent of average interest-earning assets, net interest margin was
8.59 percent in 2001, 8.23 percent in 2000 and 7.87 percent in 1999. On a percentage basis, the increase in 2001 was primarily due to lower interest costs. The increase in 2000 was primarily due to improved pricing in our MasterCard and Visa portfolio and the addition of the higher yielding subprime credit card portfolio, partially offset by higher interest costs. Net interest margin in both years was impacted by a shift in the portfolio to lower margin real estate secured receivables.

   Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $7.2 billion in 2001, up from $5.8 billion in 2000 and $4.9 billion in 1999. As a percent of average managed interest-earning assets, net interest margin was 9.05 percent in 2001, 8.47 percent in 2000 and 8.25 percent in 1999. Receivable growth contributed to the dollar increases in both years. The increase in the ratio in 2001 was primarily the result of lower interest costs. The increase in the ratio in 2000 reflects improved pricing in our MasterCard and Visa portfolio partially offset by the continued shift in the portfolio to lower margin real estate secured receivables and higher interest costs due to increases in interest rates.

   Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because auto finance and MasterCard and Visa receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio, which primarily consists of lower margin real estate secured loans.

   We are able to adjust our pricing on many of our products, which reduces our exposure to changes in interest rates. During 2001, we benefited from reductions in funding costs, which were greater than the corresponding reduction in pricing. At December 31, 2001 and 2000, we estimated that our after-tax earnings would decline by about $82 and $69 million, respectively, following a gradual 200 basis point increase in interest rates over a twelve month period.

   Provision for Credit Losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio.

   At December 31, 2001, our owned loss reserve was at an all-time high, despite a continued shift in our portfolio mix to secured loans. During 2001, we recorded owned loss provision $377.6 million greater than charge-offs. Loss provision in 2001 reflected our continued receivable growth, recent increases in personal bankruptcy filings, and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher dollar loss reserve requirement. Loss provisions are based on an estimate of inherent losses in our loan portfolio. See "Credit Loss Reserves" for further discussion and overall methodology for determining loss provision and loss reserves.

   The provision for credit losses totaled $2.6 billion in 2001, compared to $1.9 billion in 2000 and $1.5 billion in 1999. Receivables growth in both years and a weakened economy in 2001 contributed to a higher provision. The provision for credit losses may vary from year to year, depending on a variety of factors including the product mix, economic conditions, historical delinquency roll rates of our loan products and our product vintage analyses.

   As a percent of average owned receivables, the provision was 4.34 percent, compared to 3.88 percent in 2000 and 3.74 percent in 1999. In 2001, the increase in this ratio reflects higher charge-offs, including bankruptcy charge-offs, and additions to loss reserves, both resulting from the weakening economy. In 2000, increases resulting from the Renaissance acquisition were partially offset by improved overall credit quality as secured loans, which have a lower loss experience, represented a larger percentage of our owned portfolio.

   Other Revenues Total other revenues on an owned basis were $3.4 billion in 2001, $2.7 billion in 2000 and $2.4 billion in 1999 and included the following:

                                        Year ended December 31
                                      --------------------------
                                        2001     2000     1999
                                      -------- -------- --------
                                            (In millions)
               Securitization revenue $1,652.4 $1,251.4 $1,170.7
               Insurance revenue.....    489.2    394.8    357.7
               Investment income.....    153.4    159.0    154.4
               Fee income............    827.7    748.8    491.4
               Other income..........    293.5    183.9    209.9
                                      -------- -------- --------
               Total other revenues.. $3,416.2 $2,737.9 $2,384.1
                                      ======== ======== ========

   Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $1.7 billion in 2001, compared to $1.3 billion in 2000 and $1.2 billion in 1999. The increases were due to higher average securitized receivables and changes in the mix of receivables included in these transactions. Securitization revenue will vary each year based on the level and mix of receivables securitized in that particular year (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions) as well as the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is impacted by the level and mix of current year securitizations because securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives depending upon loss estimates and severities.

   Securitization revenue included the following:

                                               Year ended December 31
                                             --------------------------
                                               2001     2000     1999
                                             -------- -------- --------
                                                   (In millions)
         Net initial gains.................. $  154.2 $  141.5 $  114.6
         Net replenishment gains............    521.7    317.1    245.0
         Servicing revenue and excess spread    976.5    792.8    811.1
                                             -------- -------- --------
         Total.............................. $1,652.4 $1,251.4 $1,170.7
                                             ======== ======== ========

   Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off.

   The change in our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, was $118.1 million in 2001, $44.9 million in 2000 and $31.1 million in 1999.

   See Note 1, "Summary of Significant Accounting Policies," and Note 6, "Asset Securitizations," to the consolidated financial statements for further information on asset securitizations.

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

   Fee income includes revenues from fee-based products such as credit cards. Fee income was $827.7 million in 2001, $748.8 million in 2000 and $491.4 million in 1999. The increases were primarily due to higher average MasterCard and Visa receivables, including the February 2000 Renaissance acquisition. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period.

   See Note 17, "Segment Reporting," to the accompanying consolidated financial statements for additional information on fee income on a managed basis.

   Other income, which includes revenue from our tax services business, was $293.5 million in 2001, $183.9 million in 2000 and $209.9 million in 1999. The increase in 2001 was primarily attributable to higher revenues from our tax services business. The decline in 2000 was attributable to lower non-recurring gains on sales of non-strategic assets and lower commercial income.

   Expenses Total costs and expenses increased 19 percent to $3.4 billion in 2001, compared to $2.8 billion in 2000 and $2.3 billion in 1999. Expenses on an owned basis are the same as expenses on a managed basis. Higher expenses were the result of higher receivable levels and increased operating, technology, marketing, and personnel spending directly related to the receivable growth. Acquisitions during the first half of 2000 also contributed to increased expenses over the prior years. Our efficiency ratio was 37.1 percent in 2001,
38.9 percent in 2000 and 38.2 percent in 1999.

   Total costs and expenses included the following:

                                                      Year ended December 31
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
                                                          (In millions)
  Salaries and fringe benefits..................... $1,331.0 $1,091.8 $  833.8
  Sales incentives.................................    262.9    193.6    140.4
  Occupancy and equipment expense..................    270.5    250.3    218.8
  Other marketing expenses.........................    467.2    450.1    345.9
  Other servicing and administrative expenses......    621.5    454.7    391.6
  Amortization of acquired intangibles and goodwill    157.4    166.0    149.4
  Policyholders' benefits..........................    268.1    231.7    224.7
                                                    -------- -------- --------
  Total costs and expenses......................... $3,378.6 $2,838.2 $2,304.6
                                                    ======== ======== ========

   Salaries and fringe benefits were $1.3 billion in 2001, $1.1 billion in 2000 and $.8 billion in 1999. The increases were primarily due to additional staffing at all businesses, including the impact of acquisitions. In 2001, we increased sales, collection, customer service and technology staffing levels at all businesses to support our growth. In 2000, additional staffing to support growth and collection efforts in our consumer lending business, which contributed to increased recoveries and collections and improved the portfolio performance of our receivables, also contributed to the increase over the prior year. Growth in our credit card business, including the impact of acquisitions, also contributed to the increase in 2000.

   Sales incentives were $262.9 million in 2001, $193.6 million in 2000 and $140.4 million in 1999. The increases were primarily due to higher sales volumes in our branches.

   Occupancy and equipment expense was $270.5 million in 2001, $250.3 million in 2000 and $218.8 million in 1999. The increases were primarily due to growth in our support facilities. In 2000, we opened a new call center in Tampa, Florida and acquired other facilities in the first half of the year. These facilities have supported our receivable growth.

   Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $467.2 million in 2001, $450.1 million in 2000 and $345.9 million in 1999. The increases were primarily due to increased credit card marketing initiatives in the MasterCard and Visa portfolio.

   Other servicing and administrative expenses were $621.5 million in 2001, $454.7 million in 2000 and $391.6 million in 1999. In 2001, the increase was primarily due to higher collection and consulting expenses, REO and fraud losses, and costs associated with privacy mailings to comply with new legislation. In 2000, the increase was primarily due to servicing fees on the Renaissance portfolio, e-commerce initiatives and increased costs resulting from the acquisition of Renaissance and two real estate secured loan portfolios.

   Amortization of acquired intangibles and goodwill was $157.4 million in 2001, $166.0 million in 2000 and $149.4 million in 1999. In 2001, the decrease was attributable to reductions in acquired intangibles. In 2000, the increase was attributable to higher goodwill amortization resulting from the Renaissance acquisition. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill recorded in past business combinations ceased. The adoption is expected to increase net income by approximately $45 million annually.

   Policyholders' benefits were $268.1 million in 2001, $231.7 million in 2000 and $224.7 million in 1999. The increases are consistent with the increase in insurance revenues resulting from increased policy sales.

   Income taxes. The effective tax rate was 35.5 percent in 2001, 35.6 percent in 2000 and 35.3 percent in 1999.

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

   We have been preparing for an economic slowdown since late 1999. Throughout 2000 and 2001, we emphasized real estate secured loans which historically have had a lower loss rate than our other loan products, grew sensibly, tightened underwriting policies, reduced unused credit lines, strengthened risk model capabilities and invested heavily in collections capability by adding over 2,500 collectors. As a result, 2001 charge-off and delinquency performance has been well within our expectations.

   Our consumer charge-off and nonaccrual policies vary by product as follows:

Product                       Charge-off Policy                                  Nonaccrual Policy
-------                       -----------------                                  -----------------
Real estate   Carrying values in excess of net realizable value  Interest income accruals are suspended when
secured       are charged off at the time of foreclosure or      principal or interest payments are more than 3
              when settlement is reached with the borrower.      months contractually past due and resumed when
                                                                 the receivable becomes less than 3 months
                                                                 contractually past due.
Auto finance  Carrying values in excess of net realizable value  Interest income accruals are suspended when
              are charged off at the earlier of the following:   principal or interest payments are more than 2
              .  The collateral has been repossessed and sold,   months contractually past due and resumed when
              .  The collateral has been in our possession for   the receivable becomes less than 2 months
                 more than 90 days, or                           contractually past due.
              .  The loan becomes 150 days contractually
                 delinquent.
MasterCard    Charged off at 6 months contractually delinquent.  Interest accrues until charge-off.
and Visa
Private label Charged off at 9 months contractually delinquent.  Interest accrues until charge-off.
Personal non- Charged off at 9 months contractually delinquent   Interest income accruals are suspended when
credit card   and no payment received in 6 months, but in no     principal or interest payments are more than 3
              event to exceed 12 months.                         months contractually delinquent. For PHLs,
                                                                 interest income accruals resume if the receivable
                                                                 becomes less than three months contractually past
                                                                 due. For all other personal non-credit card
                                                                 receivables, interest income is recorded as
                                                                 collected.

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

   See "Credit Quality Statistics" on pages 31 and 32 for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

Consumer Two-Month-and-Over Contractual Delinquency Ratios--Owned Basis

                               2001 Quarter End           2000 Quarter End
                          --------------------------  -----------------------
                            4      3      2      1      4     3     2     1
                          -----  -----  -----  -----  ----  ----  ----  -----
 Real estate secured.....  2.89%  3.00%  2.83%  2.78% 2.75% 2.89% 2.82%  3.06%
 Auto finance............  2.90   2.39   2.43   1.77  2.66  2.08  1.95   1.95
 MasterCard/Visa.........  6.26   6.31   5.75   6.19  6.09  6.49  5.02   4.94
 Private label...........  6.30   6.99   7.09   6.01  5.95  5.90  6.11   6.39
 Personal non-credit card 10.43  10.34  10.16  10.02  8.91  8.57  9.04  10.20
                          -----  -----  -----  -----  ----  ----  ----  -----
 Total Owned.............  4.93%  5.08%  4.93%  4.77% 4.60% 4.62% 4.52%  4.87%
                          =====  =====  =====  =====  ====  ====  ====  =====

   See "Credit Quality Statistics--Managed Basis" on page 32 for additional information regarding our managed basis credit quality.

   Despite the weakened economy, our consumer delinquency ratio at year-end remained stable, declining slightly from the prior quarter. All increases were within our expectations. All products were negatively affected by the weakening economy during the fourth quarter. The increase in auto finance delinquency also reflects historical seasonal trends. These increases were more than offset by decreases in real estate secured delinquency due to improved collections. The sequential quarter comparison benefited from seasonal receivable growth in MasterCard and Visa and private label receivables as well as a private label portfolio acquisition in the quarter.

   Compared to a year ago, the weakening economy resulted in higher delinquency ratios in all products. In our real estate secured portfolio, these increases were partially offset by benefits from the growing percentage of loans on which we hold a first lien position as these loans have lower delinquency rates than other loans. Though delinquency in our total MasterCard and Visa portfolio increased over the prior year, delinquency in our subprime portfolio improved. During 2001, we improved underwriting selection criteria in our subprime MasterCard and Visa portfolio by building systems which better exclude certain high-risk customers from solicitations.

Consumer Net Charge-off Ratios--Owned Basis

                                                                   2000 Quarter
                         Full  2001 Quarter Annualized  Full        Annualized         Full
                         Year  -----------------------  Year  ----------------------   Year
                         2001    4     3      2     1   2000    4     3     2     1    1999
                         ----  ----  -----  ----  ----  ----  ----  ----  ----  ----  -----
Real estate secured.....  .57%  .71%   .57%  .52%  .46%  .45%  .42%  .41%  .48%  .50%   .49%
Auto finance............ 4.04  4.85   3.69  3.27  4.17  3.43  4.16  3.01  3.02  3.45   3.42
MasterCard/Visa......... 9.82  9.49  10.16  9.98  9.69  8.25  9.26  7.68  7.77  8.19  10.20
Private label........... 6.11  6.63   6.55  5.77  5.46  5.74  5.42  5.59  5.91  6.07   5.91
Personal non-credit card 8.37  9.14   8.77  8.18  7.26  8.33  7.02  8.24  9.21  9.23   7.55
                         ----  ----  -----  ----  ----  ----  ----  ----  ----  ----  -----
Total Owned............. 3.72% 3.93%  3.86% 3.62% 3.44% 3.51% 3.32% 3.34% 3.60% 3.87%  3.87%
                         ====  ====  =====  ====  ====  ====  ====  ====  ====  ====  =====

   See "Credit Quality Statistics--Managed Basis" on page 32 for additional information regarding our managed basis credit quality.

   During the fourth quarter, our net charge-off ratios continued to be impacted by the weakening economy. The decrease in the MasterCard and Visa ratio was primarily due to improved charge-offs in our subprime portfolio. Higher loss severities on repossessed vehicles due to a weak market for used cars and historical seasonal trends also contributed to the increases in our auto finance portfolio.

   Charge-off ratios for the year also reflect the weakening economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio reflects a higher percentage of subprime receivables in the portfolio. Though subprime charge-off rates declined throughout 2001, these receivables continue to have higher loss rates than other MasterCard/Visa receivables.

   Our total 2001 net charge-off ratio reflected the positive impact of the growing percentage of real estate secured receivables, which have a lower charge-off ratio than other products, in our portfolio. Assuming 1999 product mix, net charge-offs would have been approximately 33 basis points higher in 2001 and 21 basis points higher in 2000.

   In 2000, all products, except personal non-credit card loans, reported notable improved charge-off ratios compared to 1999. The increase in personal non-credit card charge-offs was driven by higher charge-off levels on older Beneficial vintages in the first half of the year. Our MasterCard and Visa portfolio reported the strongest improvement in 2000 as a result of significant decreases in charge-off dollars in our legacy undifferentiated Household Bank and GM portfolios and in bankruptcy charge-offs. Charge-off dollars for all products were up in 2000.

   In February 1999, the four federal banking regulatory agencies revised their guidelines for classification of credit based on delinquency status and mandated specified timeframes for recognizing losses in consumer loan portfolios. These regulatory policy changes, which apply only to products within our banking subsidiaries and became effective October 1, 2000, did not result in a significant modification to any of our established reaging or charge-off policies. Therefore, the application of the new rules did not have a material impact on our financial statements or the way we manage our businesses.

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

   At December 31, 2001, our owned loss reserve was at an all-time high, despite a continued shift in our portfolio mix to secured loans. During 2001, we recorded owned loss provision $377.6 million greater than charge-offs. Loss provision in 2001 reflected our continued receivable growth, recent increases in personal bankruptcy filings, and continued uncertainty over the impact of the weakening economy on charge-off and delinquency trends. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher loss reserve requirement. Loss provisions are based on an estimate of inherent losses in our loan portfolio.

   The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                              At December 31
                                             ------------------------------------------------
                                               2001      2000      1999      1998      1997
                                             --------  --------  --------  --------  --------
                                                (All dollar amounts are stated in millions)
Owned credit loss reserves.................. $2,440.6  $1,940.6  $1,549.3  $1,514.4  $1,470.0
Reserves as a percent of receivables........     3.62%     3.48%     3.64%     4.10%     4.38%
Reserves as a percent of net charge-offs....    109.5     111.4     101.3     110.5     129.2
Reserves as a percent of nonperforming loans     91.5      93.4      90.0     103.2     121.3
                                             --------  --------  --------  --------  --------

   Reserves as a percentage of receivables in 2001 reflect the impact of the weakened economy, higher levels of delinquency and charge-off and the continuing uncertainty as to the ultimate impact the weakened economy will have on delinquency and charge-off levels. We began to see evidence of a weakening economy in the first half of the year as delinquencies began to rise and bankruptcy filings increased. This resulted in higher charge-offs beginning in the second quarter. The combination of these risk factors resulted in higher loss provisions in 2001.

   Over the past five years, our loan portfolio has experienced a dramatic shift in product mix to real estate secured receivables. The trend in reserves as a percentage of receivables from 1997 through 2000 reflects the impact of a growing percentage of secured loans which have lower loss rates than unsecured loans. In 1999 and 2000, this trend also reflects the benefits of improving credit quality trends and the continued run-off of our undifferentiated Household Bank branded MasterCard and Visa portfolio. Real estate secured receivables represented 55 percent of our receivables at December 31, 2001 compared to 38 percent at December 31, 1997. The impact of this shift to real estate secured receivables is significant. Holding average receivable mix constant to 1997 levels would have resulted in approximately a $1.0 billion increase in charge-off during 2001 based on 2001 owned charge-off ratios.

   For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                                  At December 31
                                                 ------------------------------------------------
                                                   2001      2000      1999      1998      1997
                                                 --------  --------  --------  --------  --------
                                                    (All dollar amounts are stated in millions)
Managed credit loss reserves.................... $3,502.7  $2,942.0  $2,393.6  $2,277.7  $2,299.1
Reserves as a percent of managed receivables....     4.02%     3.94%     3.93%     4.09%     4.04%
Reserves as a percent of managed net charge-offs    108.6     110.5      97.0      91.5     108.5
Reserves as a percent of nonperforming loans....    105.4     109.8     102.4     112.1     119.5
                                                 --------  --------  --------  --------  --------

   Geographic Concentrations The state of California accounts for 15 percent of our managed domestic portfolio and is the only state with more than 10 percent of this portfolio. Because of our centralized underwriting collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Owned Nonperforming Assets

                                                                            At December 31
                                                                     ----------------------------
                                                                       2001      2000      1999
                                                                     --------  --------  --------
                                                                        (All dollar amounts are
                                                                          stated in millions)
Nonaccrual receivables.............................................. $1,853.5  $1,434.2  $1,183.7
Accruing consumer receivables 90 or more days delinquent............    814.1     632.2     525.5
Renegotiated commercial loans.......................................       --      12.3      12.3
                                                                     --------  --------  --------
Total nonperforming receivables.....................................  2,667.6   2,078.7   1,721.5
Real estate owned...................................................    392.6     332.1     266.6
                                                                     --------  --------  --------
Total nonperforming assets.......................................... $3,060.2  $2,410.8  $1,988.1
                                                                     ========  ========  ========
Owned credit loss reserves as a percent of nonperforming receivables     91.4%     93.4%     90.0%
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

   See "Credit Quality Statistics" on pages 31 and 32 for further information regarding nonperforming receivables.

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

   We paid cash dividends to our parent of $650 million in 2001, $425 million in 2000 and $803 million in 1999. HBSB also paid cash dividends of $225 million to an affiliate in 2001. We received capital contributions from our parent of $50 million in 2001 and $550 million in 2000.

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

   The following table summarizes our contractual cash obligations by period due:

                                                        At December 31, 2001
                              -----------------------------------------------------------------------
                                 2002      2003      2004      2005      2006    Thereafter   Total
                              ---------  --------  --------  --------  --------  ---------- ---------
                                                           (In millions)
Long-term debt:
   Senior debt............... $10,172.5  $9,393.9  $4,185.1  $5,060.1  $6,180.8  $16,182.4  $51,174.8
Operating leases:
   Minimum rental payments...     133.5     111.7      95.3      79.5      70.6      261.1      751.7
   Minimum sublease
     income..................     (20.8)    (21.0)    (21.5)    (21.8)    (21.8)     (76.2)    (183.1)
                              ---------  --------  --------  --------  --------  ---------  ---------
   Total operating leases....     112.7      90.7      73.8      57.7      48.8      184.9      568.6
                              ---------  --------  --------  --------  --------  ---------  ---------
Total contractual obligations $10,285.2  $9,484.6  $4,258.9  $5,117.8  $6,229.6  $16,367.3  $51,743.4
                              =========  ========  ========  ========  ========  =========  =========

   We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

                                                                At
                                                            December 31
                                                               2001
                                                           -------------
                                                           (In billions)
        MasterCard and Visa and private label credit cards    $ 98.8
        Other consumer lines of credit....................       2.1
                                                              ------
        Open lines of credit..............................    $100.9
                                                              ======

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

   We market domestic medium-term notes through investment banks and our in-house sales force. A total of $8.0 billion of domestic medium-term notes were issued in 2001, including $788 million of InterNotes/SM/, a retail-oriented medium-term note program. In 2000, $9.9 billion of domestic medium-term notes were issued. During 2001, we also issued $7.0 billion of U.S. dollar, global long-term debt with a weighted-average original maturity of 8.14 years. Long-term debt issuances in 2000 totaled $4.8 billion and had a weighted-average original maturity of 6.98 years. These long-term issuances lengthened the term of our funding, reduced reliance on commercial paper and securitizations, and preserved liquidity.

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

   Capital Expenditures We made capital expenditures of $136 million in both 2001 and 2000.

                             ASSET SECURITIZATIONS

   Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of receivables, typically MasterCard or Visa, private label, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("FAS No. 140") and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Our recourse is limited to our rights to future cash flows and any subordinated interests that we may retain. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables. Securitizations represented 24 percent of the funding associated with our managed portfolio at December 31, 2001, compared to 26 percent at December 31, 2000 and 30 percent at December 31, 1999.

   In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under FAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. Using this source of funding results in similar operating results and cash flows as issuing debt through alternative funding sources.

   The following table summarizes the composition of receivables securitized (excluding replenishments of certificateholder interests) during the year:

                                             2001 2000 1999
                                             ---- ---- ----
                                             (In billions)
                    MasterCard/Visa......... $ .3 $1.9 $1.8
                    Auto finance............  2.6  1.9  1.4
                    Private label...........   .5   .5   .5
                    Personal non-credit card  1.9  2.0  1.5
                                             ---- ---- ----
                    Total................... $5.3 $6.3 $5.2
                                             ==== ==== ====

   Certain securitization trusts, such as credit cards, are established at fixed levels and due to the revolving nature of the underlying receivables require the sale of new receivables into the trust to replace receivable runoff. These replenishments totaled $24.4 billion in 2001, $20.7 billion in 2000 and $19.8 billion in 1999.

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

   We issued securities backed by dedicated home equity loan receivables of $1.6 billion in 2001 and $.5 billion in 1999. In order to facilitate these transactions, the home equity loan receivables were conveyed to a wholly owned limited purpose finance subsidiary which in turn conveyed the receivables to Household Home Equity Loan Trusts to support the issuance of certificates for the trusts. For accounting purposes, the transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate receivables included closed-end real estate secured receivables totaling $1.7 billion at December 31, 2001 and $.4 billion at December 31, 2000 which secured the outstanding debt related to these transactions.

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

   We estimate that our after-tax earnings would decline by about $82 million at December 31, 2001 and $69 million at December 31, 2000 following a gradual 200 basis point increase in interest rates over a twelve month period and would increase by about $61 million at December 31, 2001 and $77 million at December 31, 2000 following a gradual 200 basis point decrease in interest rates. These estimates include the impact of the derivative positions we have entered into. As a result, the decline in our earnings following a gradual 200 basis point increase would be higher had those derivative positions not been entered into. These estimates also assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

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

   See Note 10 to the accompanying consolidated financial statements, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional information related to interest rate risk management and Note 11, "Fair Value of Financial Instruments," for information regarding the fair value of certain financial instruments.

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

   Nonprime Accounts--Accounts held by individuals who have limited credit histories, modest income, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate us for the additional risk.

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

   Securitization--The process where interests in a dedicated pool of financial assets, such as credit card, auto or personal non-credit card receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors. The receivables are then removed from our owned basis balance sheet.

   Securitization Revenue--Includes income associated with the current and prior period securitizations and sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

   Tangible Equity to Tangible Managed Assets (TETMA--Tangible shareholder's equity includes common shareholder's equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative assets. The ratio of tangible equity to tangible managed assets is a non-GAAP ratio that is used by rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                    CREDIT QUALITY STATISTICS--OWNED BASIS

                                                                       At December 31,
                                                                 unless otherwise indicated.
                                                                ------------------------------------------
                                                                  2001           2000           1999
                                                                  --------       --------       --------
                                                                (All dollar amounts are stated in millions)
Owned Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured............................................     2.89%          2.75%          3.16%
Auto finance...................................................     2.90           2.66           2.03
MasterCard/Visa................................................     6.26           6.09           4.19
Private label..................................................     6.30           5.95           6.41
Personal non-credit card.......................................    10.43           8.91          10.51
                                                                  --------       --------       --------
Total consumer.................................................     4.93%          4.60%          5.05%
                                                                  ========       ========       ========
Ratio of Owned Net Charge-offs to Average Owned Receivables for the Year
Real estate secured............................................      .57%           .45%           .49%
Auto finance...................................................     4.04           3.43           3.42
MasterCard/Visa................................................     9.82           8.25          10.20
Private label..................................................     6.11           5.74           5.91
Personal non-credit card.......................................     8.37           8.33           7.55
                                                                  --------       --------       --------
Total consumer.................................................     3.72           3.51           3.87
Commercial.....................................................     2.11           2.67            .75
                                                                  --------       --------       --------
Total..........................................................     3.71%          3.50%          3.82%
                                                                  ========       ========       ========
Nonaccrual Owned Receivables
Real estate secured............................................ $  905.7       $  689.2       $  531.0
Auto finance...................................................     67.6           43.6           24.9
Private label..................................................     38.6           47.6           58.1
Personal non-credit card.......................................    832.4          623.1          538.3
                                                                  --------       --------       --------
Total consumer.................................................  1,844.3        1,403.5        1,152.3
Commercial.....................................................      9.2           30.7           31.4
                                                                  --------       --------       --------
Total.......................................................... $1,853.5       $1,434.2       $1,183.7
                                                                  ========       ========       ========
Accruing Owned Receivables 90 or More Days Delinquent
MasterCard/Visa................................................ $  352.1       $  264.6       $  147.8
Private label..................................................    462.0          367.6          377.7
                                                                  --------       --------       --------
Total.......................................................... $  814.1       $  632.2       $  525.5
                                                                  ========       ========       ========
Real Estate Owned.............................................. $  392.6       $  332.1       $  266.6
                                                                  ========       ========       ========
Renegotiated Commercial Loans.................................. $     --       $   12.3       $   12.3
                                                                  ========       ========       ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   CREDIT QUALITY STATISTICS--MANAGED BASIS

                                                                       At December 31,
                                                                 unless otherwise indicated
                                                                ------------------------------------------
                                                                  2001           2000           1999
                                                                  --------       --------       --------
                                                                (All dollar amounts are stated in millions)
Managed Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured............................................     2.94%          2.82%          3.34%
Auto finance...................................................     3.15           2.63           2.44
MasterCard/Visa................................................     4.30           3.79           2.89
Private label..................................................     5.65           5.75           6.23
Personal non-credit card.......................................    10.07           8.89           9.83
                                                                  --------       --------       --------
Total consumer.................................................     4.75%          4.45%          4.81%
                                                                  ========       ========       ========
Ratio of Managed Net Charge-offs to Average Managed Receivables for the Year
Real estate secured............................................      .58%           .48%           .56%
Auto finance...................................................     5.36           4.90           4.96
MasterCard/Visa................................................     7.12           6.05           7.16
Private label..................................................     5.55           5.70           5.94
Personal non-credit card.......................................     8.25           8.21           7.51
                                                                  --------       --------       --------
Total consumer.................................................     4.12           3.97           4.32
Commercial.....................................................     2.11           2.67            .75
                                                                  --------       --------       --------
Total..........................................................     4.11%          3.96%          4.28%
                                                                  ========       ========       ========
Nonaccrual Managed Receivables
Real estate secured............................................ $  939.7       $  732.7       $  625.4
Auto finance...................................................    200.2          114.3           73.9
Private label..................................................     38.6           47.6           58.1
Personal non-credit card.......................................  1,104.3          898.1          821.3
                                                                  --------       --------       --------
Total consumer.................................................  2,282.8        1,792.7        1,578.7
Commercial.....................................................      9.2           30.7           31.4
                                                                  --------       --------       --------
Total.......................................................... $2,292.0       $1,823.4       $1,610.1
                                                                  ========       ========       ========
Accruing Managed Receivables 90 or More Days Delinquent
MasterCard/Visa................................................ $  527.2       $  415.5       $  293.8
Private label..................................................    502.9          427.0          421.2
                                                                  --------       --------       --------
Total.......................................................... $1,030.1       $  842.5       $  715.0
                                                                  ========       ========       ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                           (RESTATED and (UNAUDITED)

                                 2001--Three Months Ended            2000--Three Months Ended
                            ----------------------------------- -----------------------------------
                              Dec.    Sept.     June    March     Dec.    Sept.     June    March
                            -------- -------- -------- -------- -------- -------- -------- --------
                                          (All dollar amounts are stated in millions)
Finance and other interest
 income.................... $2,230.7 $2,141.0 $2,070.7 $2,076.6 $2,076.6 $1,925.3 $1,754.8 $1,610.5
Interest expense...........    748.9    809.6    826.2    887.8    915.1    848.3    752.1    652.4
                            -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin........  1,481.8  1,331.4  1,244.5  1,188.8  1,161.5  1,077.0  1,002.7    958.1
Provision for credit losses
 on owned receivables......    734.6    649.2    594.9    627.7    543.2    486.2    439.3    461.1
                            -------- -------- -------- -------- -------- -------- -------- --------
Net interest margin after
 provision for credit
 losses....................    747.2    682.2    649.6    561.1    618.3    590.8    563.4    497.0
                            -------- -------- -------- -------- -------- -------- -------- --------
Securitization revenue.....    483.4    422.3    373.9    372.8    346.5    319.8    303.1    282.0
Insurance revenue..........    129.0    125.7    118.6    115.9    106.9    104.6     91.6     91.7
Investment income..........     42.2     38.7     34.2     38.3     43.6     40.8     38.1     36.5
Fee income.................    217.9    222.6    189.4    197.8    220.5    218.8    166.8    142.7
Other income...............     39.7     62.1     64.0    127.7     34.4     34.4     38.4     76.7
                            -------- -------- -------- -------- -------- -------- -------- --------
Total other revenues.......    912.2    871.4    780.1    852.5    751.9    718.4    638.0    629.6
                            -------- -------- -------- -------- -------- -------- -------- --------
Salaries and fringe
 benefits..................    356.5    334.2    327.8    312.5    300.4    278.4    267.3    245.7
Sales incentives...........     67.8     71.5     71.2     52.4     47.7     50.7     54.3     40.9
Occupancy and equipment
 expense...................     68.1     67.3     67.1     68.0     62.4     64.0     62.5     61.4
Other marketing
 expenses..................    117.2    120.6    109.4    120.0    101.4    113.5    119.3    115.9
Other servicing and
 administrative
 expenses..................    144.5    152.6    146.4    178.0    117.1     96.4    111.1    130.1
Amortization of acquired
 intangibles and
 goodwill..................     38.9     39.0     39.0     40.5     40.3     40.5     40.5     44.7
Policyholders' benefits....     72.5     66.4     62.6     66.6     59.1     60.5     55.5     56.6
                            -------- -------- -------- -------- -------- -------- -------- --------
Total costs and expenses...    865.5    851.6    823.5    838.0    728.4    704.0    710.5    695.3
                            -------- -------- -------- -------- -------- -------- -------- --------
Income before income
 taxes.....................    793.9    702.0    606.2    575.6    641.8    605.2    490.9    431.3
Income taxes...............    282.7    247.7    214.4    205.0    232.2    217.4    174.8    148.7
                            -------- -------- -------- -------- -------- -------- -------- --------
Net income................. $  511.2 $  454.3 $  391.8 $  370.6 $  409.6 $  387.8 $  316.1 $  282.6
                            ======== ======== ======== ======== ======== ======== ======== ========

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

   Reference is made to the information contained under the caption "Risk Management" of Item 7 of this Form 10-K/A for the information required by this Item.

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

   During HFC's two most recent fiscal years and through the date of this Form 10-K/A, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on HFC's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

   HFC has provided Andersen with a copy of this disclosure. Andersen's letter, dated March 21, 2002, stating its agreement with such statements is incorporated by reference to Exhibit 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

   During HFC's two most recent fiscal years and through the date of this Form 10-K/A, HFC did not consult KPMG LLP regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

(a)  Restated Financial Statements.

       Independent Auditors' Report.

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

       Selected Quarterly Financial Data.

(b)  Reports on Form 8-K.

   HFC did not file any current reports on Form 8-K during the three months ended December 31, 2001.

(c)  Exhibits.

3(i)   Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
3(ii)  Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual
       Report on Form 10-K for the fiscal year ended December 31, 2001).
4(a)   Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992
       (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854
       filed on June 26, 1992).
4(b)   Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase
       Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of our
       Registration Statement on Form S-3, No. 33-55561 filed on September 20, 1994).
4(c)   The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.
12     Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and
       Preferred Stock Dividends.
16     Letter re change in certifying accountant (incorporated by reference to Exhibit 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
23     Consent of KPMG LLP, Certified Public Accountants.
99.1   Ratings of Household Finance Corporation and its significant subsidiaries.
99.2   Certification of Chief Executive and Principal Financial Officer.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOUSEHOLD FINANCE CORPORATION

Dated: August 27, 2002


                                              By:     /s/  D. A. SCHOENHOLZ
                                                  -----------------------------
                                                   D. A. Schoenholz President
                                                       and Chief Executive
                                                      Officer (as principal
                                                       financial officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household Finance Corporation and in the capacities and on the dates indicated.

          Signature                        Title
          ---------                        -----

     /S/  W. F. ALDINGER       Director
-----------------------------
       W. F. Aldinger

    /S/  D. A. SCHOENHOLZ      President and Chief Executive      Dated: August 27, 2002
-----------------------------    Officer, Director (as
      D. A. Schoenholz           principal financial officer)

      /S/  J. A. VOZAR         Director
-----------------------------
         J. A. Vozar

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Household Finance Corporation:

   We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Household Finance Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Household Finance Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /S/  KPMG LLP

Chicago, Illinois
August 27, 2002

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (RESTATED)

                                                        Year ended December 31
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (In millions)
Finance and other interest income.................... $8,519.0 $7,367.2 $5,582.5
Interest expense.....................................  3,272.5  3,167.9  2,299.6
                                                      -------- -------- --------
Net interest margin..................................  5,246.5  4,199.3  3,282.9
Provision for credit losses on owned receivables.....  2,606.4  1,929.8  1,498.3
                                                      -------- -------- --------
Net interest margin after provision for credit losses  2,640.1  2,269.5  1,784.6
                                                      -------- -------- --------
Securitization revenue...............................  1,652.4  1,251.4  1,170.7
Insurance revenue....................................    489.2    394.8    357.7
Investment income....................................    153.4    159.0    154.4
Fee income...........................................    827.7    748.8    491.4
Other income.........................................    293.5    183.9    209.9
                                                      -------- -------- --------
   Total other revenues..............................  3,416.2  2,737.9  2,384.1
                                                      -------- -------- --------
Salaries and fringe benefits.........................  1,331.0  1,091.8    833.8
Sales incentives.....................................    262.9    193.6    140.4
Occupancy and equipment expense......................    270.5    250.3    218.8
Other marketing expenses.............................    467.2    450.1    345.9
Other servicing and administrative expenses..........    621.5    454.7    391.6
Amortization of acquired intangibles and goodwill....    157.4    166.0    149.4
Policyholders' benefits..............................    268.1    231.7    224.7
                                                      -------- -------- --------
   Total costs and expenses..........................  3,378.6  2,838.2  2,304.6
                                                      -------- -------- --------
Income before income taxes...........................  2,677.7  2,169.2  1,864.1
Income taxes.........................................    949.8    773.1    658.6
                                                      -------- -------- --------
   Net income........................................ $1,727.9 $1,396.1 $1,205.5
                                                      ======== ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (RESTATED)

                                                                                         At December 31
                                                                                      --------------------
                                                                                         2001      2000
                                                                                      ---------  ---------
                                                                                      (In millions, except
                                                                                          share data)
                                       Assets
Cash................................................................................. $   553.1  $   294.4
Investment securities................................................................   2,885.4    3,223.6
Receivables, net.....................................................................  66,889.5   55,573.9
Acquired intangibles, net............................................................     444.3      543.2
Goodwill.............................................................................   1,103.0    1,159.4
Properties and equipment, net........................................................     416.1      393.3
Real estate owned....................................................................     392.6      332.1
Other assets.........................................................................   1,845.5    1,833.9
                                                                                      ---------  ---------
       Total assets.................................................................. $74,529.5  $63,353.8
                                                                                      =========  =========

                        Liabilities and Shareholder's Equity
Debt:
   Advances from parent company and affiliates....................................... $ 2,685.2  $ 3,845.9
   Commercial paper, bank and other borrowings.......................................   9,074.6    8,826.4
   Senior and senior subordinated debt (with original maturities over one year)......  51,174.8   40,575.9
                                                                                      ---------  ---------
Total debt...........................................................................  62,934.6   53,248.2
Insurance policy and claim reserves..................................................     887.3      891.8
Other liabilities....................................................................   2,073.7      987.9
                                                                                      ---------  ---------
Total liabilities....................................................................  65,895.6   55,127.9
Common shareholder's equity:
   Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at
     December 31, 2001 and 2000, and additional paid-in capital......................   3,790.8    3,740.8
   Retained earnings.................................................................   5,305.9    4,453.0
   Accumulated other comprehensive income (loss).....................................    (462.8)      32.1
                                                                                      ---------  ---------
Total common shareholder's equity....................................................   8,633.9    8,225.9
                                                                                      ---------  ---------
       Total liabilities and shareholder's equity.................................... $74,529.5  $63,353.8
                                                                                      =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (RESTATED)

                                                                              Year ended December 31
                                                                        ----------------------------------
                                                                           2001        2000        1999
                                                                        ----------  ----------  ----------
                                                                                   (In millions)
Cash Provided by Operations:
Net income............................................................. $  1,727.9  $  1,396.1  $  1,205.5
Adjustments to reconcile net income to net cash provided by operations:
   Provision for credit losses on owned receivables....................    2,606.4     1,929.8     1,498.3
   Insurance policy and claim reserves.................................      221.5        68.6       161.7
   Depreciation and amortization.......................................      288.1       285.1       277.9
   Deferred income tax provision (benefit).............................       19.7        41.2        (1.4)
   Interest-only strip receivables, net change.........................     (118.1)      (44.9)      (31.1)
   Other, net..........................................................      563.8        65.8      (401.0)
                                                                        ----------  ----------  ----------
Cash provided by operations............................................    5,309.3     3,741.7     2,709.9
                                                                        ----------  ----------  ----------
Investments in Operations:
Investment securities:
   Purchased...........................................................   (1,520.5)     (595.8)   (1,279.5)
   Matured.............................................................      316.5       271.8       675.2
   Sold................................................................      684.1       229.5       732.2
Short-term investment securities, net change...........................      893.8      (828.1)      485.9
Receivables:
   Originations, net...................................................  (40,385.0)  (36,475.4)  (29,620.3)
   Purchases and related premiums......................................   (4,872.2)   (5,155.0)   (2,644.8)
   Sold................................................................   31,004.7    27,138.1    24,790.7
Acquisition of business operations.....................................         --          --       (58.4)
Properties and equipment purchased.....................................     (135.7)     (135.5)      (93.8)
Properties and equipment sold..........................................        2.1        13.6        27.5
Advances from parent company and affiliates, net change................   (1,160.7)      366.1     1,446.4
                                                                        ----------  ----------  ----------
Cash decrease from investments in operations...........................  (15,172.9)  (15,170.7)   (5,538.9)
                                                                        ----------  ----------  ----------
Financing and Capital Transactions:
Short-term debt, net change............................................      248.2        46.2     1,637.1
Senior and senior subordinated debt issued.............................   19,179.6    20,501.3     9,232.3
Senior and senior subordinated debt retired............................   (8,382.6)  (10,232.9)   (6,102.2)
Policyholders' benefits paid...........................................      (97.9)     (111.3)     (113.9)
Cash received from policyholders.......................................         --         0.1        22.0
Capital contributions from parent company..............................       50.0       550.0          --
Dividends paid to parent company.......................................     (650.0)     (425.0)     (803.0)
Dividends--pooled affiliates...........................................     (225.0)         --          --
                                                                        ----------  ----------  ----------
Cash increase from financing and capital transactions..................   10,122.3    10,328.4    3,872.30
                                                                        ----------  ----------  ----------
Increase (decrease) in cash............................................      258.7    (1,100.6)    1,043.3
Cash at January 1......................................................      294.4     1,395.0      351.70
                                                                        ----------  ----------  ----------
Cash at December 31.................................................... $    553.1  $    294.4  $  1,395.0
                                                                        ==========  ==========  ==========
Supplemental Cash Flow Information:
Interest paid.......................................................... $  3,620.1  $  3,213.7  $  2,345.2
Income taxes paid......................................................      917.8       692.6       451.3

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                          COMMON SHAREHOLDER'S EQUITY
                                  (RESTATED)

                                                                 Common
                                                               Stock and             Accumulated      Total
                                                               Additional               Other        Common
                                                                Paid-in   Retained  Comprehensive Shareholder's
                                                                Capital   Earnings   Income (1)      Equity
                                                               ---------- --------  ------------- -------------
                                                                 (All dollar amounts are stated in millions)
Balance at December 31, 1998                                    $3,190.8  $3,149.6     $  13.7      $6,354.1
Cumulative adjustment related to MasterCard and Visa
  restatement.................................................               (70.2)                    (70.2)
                                                                --------  --------     -------      --------
Balance at December 31, 1998, as restated.....................   3,190.8   3,079.4        13.7       6,283.9
Net income....................................................             1,205.5                   1,205.5
Other comprehensive income, net of tax:
   Unrealized losses on investments and interest-only strip
     receivables, net of reclassification adjustment..........                           (92.5)        (92.5)
   Foreign currency translation adjustments...................                             1.2           1.2
                                                                                                    --------
Total comprehensive income....................................                                       1,114.2
Dividends paid to parent company..............................              (803.0)                   (803.0)
                                                                --------  --------     -------      --------
Balance at December 31, 1999                                     3,190.8   3,481.9       (77.6)      6,595.1
Net income....................................................             1,396.1                   1,396.1
Other comprehensive income, net of tax:
   Unrealized gains on investments and interest-only strip
     receivables, net of reclassification adjustment..........                            95.1          95.1
   Foreign currency translation adjustments...................                            14.6          14.6
                                                                                                    --------
Total comprehensive income....................................                                       1,505.8
Dividends paid to parent company..............................              (425.0)                   (425.0)
Contribution of capital from parent company...................     550.0                               550.0
                                                                --------  --------     -------      --------
Balance at December 31, 2000                                     3,740.8  $4,453.0     $  32.1      $8,225.9
Net income....................................................             1,727.9                   1,727.9
Other comprehensive income, net of tax:
   Cumulative effect of change in accounting principle (FAS
     No. 133).................................................                          (230.0)       (230.0)
   Unrealized losses on cash flow hedging instruments, net of
     reclassification adjustment..............................                          (415.6)       (415.6)
   Unrealized gains on investments and interest-only strip
     receivables, net of reclassification adjustment..........                           154.6         154.6
   Foreign currency translation adjustments...................                            (3.9)         (3.9)
                                                                                                    --------
Total comprehensive income....................................                                       1,233.0
Dividends paid to parent company..............................              (650.0)                   (650.0)
Dividends--pooled affiliates (2)..............................              (225.0)                   (225.0)
Contribution of capital from parent company...................      50.0                                50.0
                                                                --------  --------     -------      --------
Balance at December 31, 2001                                    $3,790.8  $5,305.9     $(462.8)     $8,633.9
                                                                ========  ========     =======      ========

--------
(1) Accumulated other comprehensive income includes the following:

                                                                            At December 31
                                                                    -----------------------------
                                                                      2001   2000    1999    1998
                                                                    -------  ----- -------  -----
                                                                            (In millions)
Unrealized losses on cash flow hedging instruments................. $(645.6)    --      --     --
Unrealized gains (losses) on investments and.......................
interest-only strip receivables:
   Gross unrealized gains (losses).................................   288.5  $41.8 $(109.6) $33.7
   Income tax expense (benefit)....................................   109.3   17.2   (39.1)  11.7
                                                                    -------  ----- -------  -----
   Net unrealized gains (losses)...................................   179.2   24.6   (70.5)  22.0
Cumulative adjustments for foreign currency translation adjustments     3.6    7.5    (7.1)  (8.3)
                                                                    -------  ----- -------  -----
                                                                    $(462.8) $32.1 $ (77.6) $13.7
                                                                    =======  ===== =======  =====

(2) Relates to previous equity transactions of Household Bank (SB), N.A.
  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                    COMMON SHAREHOLDER'S EQUITY (Continued)
                                  (RESTATED)

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

                                                                                Year ended December 31
                                                                            ------------------------------
                                                                                          Tax
                                                                                       (Expense)
                                                                            Before-Tax  Benefit  Net-of-Tax
                                                                            ---------- --------- ----------
                                                                                     (In millions)
1999
Unrealized losses on investments and interest-only strip receivables:
   Unrealized holding losses arising during the period..................... $  (133.9)  $  47.5   $ (86.4)
   Less: Reclassification adjustment for gains realized in net income......      (9.4)      3.3      (6.1)
                                                                            ---------   -------   -------
   Net unrealized losses on investments and interest-only strip
     receivables...........................................................    (143.3)     50.8     (92.5)
Foreign currency translation adjustments...................................       1.7      (0.5)      1.2
                                                                            ---------   -------   -------
Other comprehensive expense................................................ $  (141.6)  $  50.3   $ (91.3)
                                                                            =========   =======   =======
2000
Unrealized gains on investments and interest-only strip receivables:
   Unrealized holding gains arising during the period...................... $   152.2   $ (56.6)  $  95.6
   Less: Reclassification adjustment for gains realized in net income......       (.8)       .3       (.5)
                                                                            ---------   -------   -------
   Net unrealized gains on investments and interest-only strip receivables.     151.4     (56.3)     95.1
Foreign currency translation adjustments...................................      23.5      (8.9)     14.6
                                                                            ---------   -------   -------
Other comprehensive income................................................. $   174.9   $ (65.2)  $ 109.7
                                                                            =========   =======   =======
2001
Unrealized gains (losses) on cash flow hedging instruments:
   Cumulative effect of change in accounting principle (FAS No. 133)....... $  (358.5)  $ 128.5   $(230.0)
   Net losses arising during the period....................................  (1,032.5)  $ 370.1    (662.4)
   Less: Reclassification adjustment for losses realized in net income.....     384.7    (137.9)    246.8
                                                                            ---------   -------   -------
   Net losses on cash flow hedging instruments.............................  (1,006.3)  $ 360.7    (645.6)
                                                                            ---------   -------   -------
Unrealized gains on investments and interest-only strip receivables:
   Unrealized holding gains arising during the period......................     257.9     (96.0)    161.9
   Less: Reclassification adjustment for gains realized in net income......     (11.2)      3.9      (7.3)
                                                                            ---------   -------   -------
   Net unrealized gains on investments and interest-only strip receivables.     246.7     (92.1)    154.6
Foreign currency translation adjustments...................................      (6.1)      2.2      (3.9)
                                                                            ---------   -------   -------
Other comprehensive expense................................................ $  (765.7)  $ 270.8   $(494.9)
                                                                            =========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (RESTATED)

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

1. Summary of Significant Accounting Policies

   Principles of Consolidation. The consolidated financial statements include the accounts of Household Finance Corporation and its wholly owned subsidiaries. Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 are not consolidated. All significant intercompany accounts and transactions are eliminated.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

   Receivables. Receivables are carried at amortized cost. Finance income is recognized using the effective yield method. Premiums and discounts on purchased receivables are recognized as adjustments to the yield of the related receivables. Origination fees are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Net deferred annual fees related to these receivables totaled $83.5 million at December 31, 2001 and $68.9 million at December 31, 2000.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Provision and Credit Loss Reserves. Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on contractual delinquency status and historical loss experience. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. These risk factors include economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. Charge-off and customer account management policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods and for customers benefiting from account management decisions. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale, net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

   In connection with these transactions, we also retain rights to future interest and other cash flows arising from the receivables after the investors receive their contractual return. These rights are reported as interest-only strip receivables, net of estimated probable losses under the recourse provisions, as a separate component of receivables. Interest-only strip receivables are reported at fair value using discounted cash flow estimates. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable, which is deemed to be other than temporary, is charged against current earnings.

   We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

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

   Acquired Intangibles and Goodwill. Acquired intangibles consist of acquired credit card relationships which are amortized on a straight-line basis over their estimated useful lives. These lives vary by portfolio and initially

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES ranged from 4 to 15 years. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and was amortized on a straight-line basis over periods not exceeding 25 years through December 31, 2001. Acquired intangibles are reviewed for impairment using discounted cash flows and goodwill using undiscounted cash flows whenever events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 eliminated the pooling of interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We had no acquisitions during 2001 which were affected by FAS No. 141. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. Amortization of goodwill reduced net income by $46.1 million in 2001, $44.9 million in 2000 and $30.7 million in 1999.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to accumulated other comprehensive income are the same as described above when a derivative no longer qualifies as an effective hedge.

   If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The hedged item, including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

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

2. Restatement

   Bank Merger Restatement. On July 1, 2002, Household International, Inc. contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES similar to a pooling of interests. HFC has previously published selected financial information of the combined company as of and for the month ended July 31, 2002 in a Form 8-K dated August 26, 2002.

   The separate results for HFC and HBSB were as follows:

                                                   Year ended December 31
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
                                                       (In millions)
    Net Interest Margin and Other Revenues (1):
       HFC..................................... $7,202.6  $5,538.8  $4,672.6
       HBSB....................................  1,528.8   1,444.8     768.3
       Intercompany Adjustments................   (336.8)   (278.1)      1.4
                                                --------  --------  --------
           Total............................... $8,394.6  $6,705.5  $5,442.3
                                                ========  ========  ========
    Net Income:
       HFC..................................... $1,410.8  $1,148.9  $  966.3
       HBSB....................................    437.4     257.7     239.2
       Intercompany Adjustments................   (120.3)    (10.5)       --
                                                --------  --------  --------
           Total............................... $1,727.9  $1,396.1  $1,205.5
                                                ========  ========  ========

--------
/(1)/ Policyholder's benefits have been netted against other revenues.

   MasterCard and Visa Restatement. The MasterCard and Visa restatement relates to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The balance of retained earnings at December 31, 1998 has been restated from amounts previously reported to reflect a retroactive charge of $70.2 million, after tax, for these items.

   The cumulative restatement is as follows for the periods presented below:

                                                        % Change from
                                                      Prior Period Net
                    Restatements to Reported Income        Income
                  ---------------------------------   ----------------
                            Tax    After   % Change      As       As
                  Pre-Tax  Effect   Tax   to Reported Reported Restated
                  -------  ------ ------  ----------- -------- --------
                       (All dollar amounts are stated in millions)
        2001..... $ (89.8) $33.1  $(56.7)    (3.2)%     22.6%    23.8%
        2000.....   (94.6)  34.8   (59.8)    (4.1)      15.6     15.8
        1999.....   (85.8)  31.5   (54.3)    (4.3)      23.7     20.9
        1994-1998  (111.1)  40.9   (70.2)

3. Business Combinations, Acquisitions and Divestitures

   In February 2000, Household International purchased all of the outstanding capital stock of Renaissance Holdings, Inc. ("Renaissance"), a privately held issuer of secured and unsecured credit cards to subprime customers. Simultaneously with the purchase, Renaissance's credit card operations were merged with and into our operations. The acquisition was accounted for as a purchase and, accordingly, earnings from Renaissance's credit operations have been included in our results of operations subsequent to the acquisition date.

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

4. Investment Securities

                                                            At December 31
                                                           -----------------
                                                             2001     2000
                                                           -------- --------
                                                             (In millions)
    Available-For-Sale Investments
       Marketable equity securities....................... $   21.2 $   24.9
       Corporate debt securities..........................  2,051.8  1,867.6
       U.S. government and federal agency debt securities.    273.3    879.3
       Certificates of deposit............................     83.1     75.3
       Money market funds.................................     79.7    187.5
       Other..............................................    336.4    154.7
                                                           -------- --------
    Subtotal..............................................  2,845.5  3,189.3
    Accrued investment income.............................     39.9     34.3
                                                           -------- --------
           Total investment securities.................... $2,885.4 $3,223.6
                                                           ======== ========

   Proceeds from the sale of available-for-sale investments totaled approximately $.7 billion in 2001, $.2 billion in 2000 and $.7 billion in 1999. Gross gains of $12.9 million in 2001, $2.2 million in 2000 and $12.1 million in 1999 and gross losses of $1.7 million in 2001, $1.4 million in 2000 and $2.7 million in 1999 were realized on those sales.

   The gross unrealized gains (losses) on available-for-sale investment securities were as follows:

                                                                      At December 31
                                     ---------------------------------------------------------------------------------
                                                       2001                                     2000
                                     ---------------------------------------- ----------------------------------------
                                                 Gross      Gross                         Gross      Gross
                                     Amortized Unrealized Unrealized  Fair    Amortized Unrealized Unrealized  Fair
                                       Cost      Gains      Losses    Value     Cost      Gains      Losses    Value
                                     --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                                                       (In millions)
Marketable equity securities........ $   24.3       --      $ (3.1)  $   21.2 $   25.8       --      $  (.9)  $   24.9
Corporate debt securities...........  2,087.3    $31.3       (66.8)   2,051.8  1,942.6    $17.4       (92.4)   1,867.6
U.S. government and federal Agency
 debt securities....................    272.5      2.0        (1.2)     273.3    879.5      1.6        (1.8)     879.3
Certificates of deposit.............     83.1       --          --       83.1     75.3       --          --       75.3
Money market funds..................     79.7       --          --       79.7    187.5       --          --      187.5
Other...............................    331.5      6.2        (1.3)     336.4    154.5       .6         (.4)     154.7
                                     --------    -----      ------   -------- --------    -----      ------   --------
Total available-for-sale investments $2,878.4    $39.5      $(72.4)  $2,845.5 $3,265.2    $19.6      $(95.5)  $3,189.3
                                     ========    =====      ======   ======== ========    =====      ======   ========

   See Note 11, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets, liabilities and off-balance sheet financial instruments.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Contractual maturities of and yields on investments in debt securities were as follows:

                                             At December 31, 2001
                            ------------------------------------------------------
                                                         U.S. Government and Federal
                             Corporate Debt Securities     Agency Debt Securities
                            ---------------------------  -------------------------
                            Amortized  Fair              Amortized  Fair
                              Cost     Value   Yield (1)   Cost     Value  Yield (1)
                            --------- -------- --------- ---------  ------ ---------
                                  (All dollar amounts are stated in millions)
Due within 1 year.......... $   49.8  $   50.5   5.10%    $101.0    $101.1   4.16%
After 1 but within 5 years.    804.5     815.2   5.74       84.4      85.3   5.65
After 5 but within 10 years    392.6     394.2   6.51       64.7      64.7   5.07
After 10 years.............    840.4     791.9   6.97       22.4      22.2   6.00
                            --------  --------   ----     ------    ------   ----
Total...................... $2,087.3  $2,051.8   6.36%    $272.5    $273.3   4.99%
                            ========  ========   ====     ======    ======   ====

--------
(1) Computed by dividing annualized interest by the amortized cost of the respective investment securities.

5. Receivables

                                                            At December 31
                                                         --------------------
                                                            2001       2000
                                                         ---------  ---------
                                                             (In millions)
  Real estate secured................................... $37,198.4  $30,147.9
  Auto finance..........................................   2,332.2    1,643.0
  MasterCard/Visa.......................................   6,962.0    5,830.7
  Private label.........................................   9,847.9    8,668.7
  Personal non-credit card..............................  10,558.6    8,887.2
  Commercial............................................     442.5      508.1
                                                         ---------  ---------
  Total owned receivables...............................  67,341.6   55,685.6
  Accrued finance charges...............................   1,411.3    1,133.4
  Credit loss reserves for owned receivables............  (2,440.6)  (1,940.6)
  Unearned credit insurance premiums and claims reserves    (750.3)    (622.3)
  Interest-only strip receivables.......................     924.0      602.3
  Amounts due and deferred from receivable sales........     403.5      715.5
                                                         ---------  ---------
  Total owned receivables, net..........................  66,889.5   55,573.9
  Receivables serviced with limited recourse............  19,759.3   18,923.3
                                                         ---------  ---------
     Total managed receivables, net..................... $86,648.8  $74,497.2
                                                         =========  =========

   The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                             At December 31
                                           -------------------
                                             2001      2000
                                           --------- ---------
                                              (In millions)
                  Real estate secured..... $   861.8 $ 1,457.8
                  Auto finance............   4,026.6   2,712.7
                  MasterCard/Visa.........   9,047.5   9,311.7
                  Private label...........   2,150.0   1,650.0
                  Personal non-credit card   3,673.4   3,791.1
                                           --------- ---------
                     Total................ $19,759.3 $18,923.3
                                           ========= =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                             At December 31
                                           -------------------
                                             2001      2000
                                           --------- ---------
                                              (In millions)
                  Real estate secured..... $38,060.2 $31,605.7
                  Auto finance............   6,358.8   4,355.7
                  MasterCard/Visa.........  16,009.5  15,142.4
                  Private label...........  11,997.9  10,318.7
                  Personal non-credit card  14,232.0  12,678.3
                  Commercial..............     442.5     508.1
                                           --------- ---------
                  Managed receivables..... $87,100.9 $74,608.9
                                           ========= =========

   We maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $12.6 billion, of which $10.3 billion were utilized at December 31, 2001. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

   Contractual maturities of owned receivables were as follows:

                                                At December 31, 2001
                         -------------------------------------------------------------------
                           2002      2003      2004     2005     2006   Thereafter   Total
                         --------- --------- -------- -------- -------- ---------- ---------
                                                    (In millions)
Real estate secured..... $10,330.7 $ 7,443.6 $5,366.2 $3,870.5 $2,794.4 $ 7,393.0  $37,198.4
Auto finance............      43.3      74.0    230.8    551.2  1,019.5     413.4    2,332.2
MasterCard/Visa.........     740.9     660.4    588.5    524.6    467.7   3,979.9    6,962.0
Private label...........   4,715.5   1,773.5    508.0    374.6    269.6   2,206.7    9,847.9
Personal non-credit card   2,690.3   2,020.8  1,500.3  1,110.2    822.0   2,415.0   10,558.6
Commercial..............      35.1      38.5     53.6     36.1     32.6     246.6      442.5
                         --------- --------- -------- -------- -------- ---------  ---------
   Total................ $18,555.8 $12,010.8 $8,247.4 $6,467.2 $5,405.8 $16,654.6  $67,341.6
                         ========= ========= ======== ======== ======== =========  =========

   A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal to average principal balances, excluding credit card receivables, approximated 53 percent in 2001 and 55 percent in 2000.

   The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                    At December 31, 2001
                                                    --------------------
                                                      Over 1
                                                    But Within   Over
                                                     5 years    5 years
                                                    ---------- ---------
                                                       (In millions)
        Receivables at predetermined interest rates $24,511.5  $ 8,997.6
        Receivables at floating or adjustable rates   7,619.7    7,657.0
                                                    ---------  ---------
           Total................................... $32,131.2  $16,654.6
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

   The following table sets forth the activity in the company's credit loss reserves for the periods indicated:

                                                                                  Year ended December 31
                                                                             -------------------------------
                                                                                2001       2000       1999
                                                                             ---------  ---------  ---------
                                                                                      (In millions)
Owned Receivables:
Credit loss reserves at January 1........................................... $ 1,940.6  $ 1,549.3  $ 1,514.4
Provision for credit losses.................................................   2,606.4    1,929.8    1,498.3
Charge-offs.................................................................  (2,418.6)  (1,883.8)  (1,686.9)
Recoveries..................................................................     189.8      141.6      157.4
Other, net..................................................................     122.4      203.7       66.1
                                                                             ---------  ---------  ---------
Total credit loss reserves for owned receivables at December 31.............   2,440.6    1,940.6    1,549.3
                                                                             ---------  ---------  ---------
Receivables Serviced with Limited Recourse:
Credit loss reserves at January 1...........................................   1,001.4      844.3      763.3
Provision for credit losses.................................................   1,063.1    1,083.7    1,009.1
Charge-offs.................................................................  (1,055.5)    (968.1)    (991.8)
Recoveries..................................................................      58.6       47.2       53.8
Other, net..................................................................      (5.5)      (5.7)       9.9
                                                                             ---------  ---------  ---------
Total credit loss reserves for receivables serviced with limited recourse at
  December 31...............................................................   1,062.1    1,001.4      844.3
                                                                             ---------  ---------  ---------
Total credit loss reserves for managed receivables at
  December 31............................................................... $ 3,502.7  $ 2,942.0  $ 2,393.6
                                                                             =========  =========  =========

6. Asset Securitizations

   We sell auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of securitized receivables. We also retain rights to future cash flows arising from the receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions typically result in the recording of an interest-only strip receivable which

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 1, "Summary of Significant Accounting Policies" for further discussion on our accounting for interest-only strip receivables.

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

   Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations completed during the years ended December 31, 2001 and 2000 were as follows:

                                                      Personal
                                         MasterCard/ Non-Credit Private  Auto
                                            Visa        Card     Label  Finance Total
                                         ----------- ---------- ------- ------- ------
2001
Net initial gains (in millions).........   $  7.3      $ 33.5   $ 13.1  $100.3  $154.2
Key economic assumptions: (1)
   Weighted-average life (in years).....      .38        1.24      .85    2.20
   Payment speed........................    93.59%      51.75%   67.06%  34.20%
   Expected credit losses (annual rate).     5.08        7.63     5.49    4.79
   Discount rate on cash flows..........     9.00       11.00    10.00   10.00
   Cost of funds........................     6.15        4.07     5.73    4.54
2000
Net initial gains (in millions).........   $ 43.7      $  8.9   $  8.5  $ 80.4  $141.5
Key economic assumptions: (1)
   Weighted-average life (in years).....      .41        1.18      .93    2.06
   Payment speed........................    92.62%      54.18%   63.97%  33.31%
   Expected credit losses (annual rate).     5.48        7.89     6.60    5.38
   Discount rate on cash flows..........     9.00       11.00    10.00   10.00
   Cost of funds........................     5.88        6.71     6.36    7.12

--------
(1) Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

   Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $24.4 billion in 2001 and $20.7 billion in 2000. Net gains (gross gains less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $521.7 million in 2001 and $317.1 million in 2000.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Cash flows received from securitization trusts were as follows:

                                                         Year ended December 31
                                      ------------------------------------------------------------
                                                   Personal
                                      MasterCard/ Non-Credit Private  Auto    Real Estate
                                         Visa        Card     Label  Finance    Secured    Total
                                      ----------- ---------- ------- -------- ----------- --------
                                                             (In millions)
2001
Proceeds from initial securitizations  $  261.1    $1,975.0  $500.0  $2,573.9       --    $5,310.0
Servicing fees received..............     179.1        69.8    34.9      84.9    $12.0       380.7
Other cash flow received on retained
  interests (1)......................     506.1       106.6   157.9     111.9     67.5       950.0
2000
Proceeds from initial securitizations  $1,925.0    $2,025.0  $500.0  $1,912.6       --    $6,362.6
Servicing fees received..............     176.3        73.0    24.2      60.7    $18.5       352.7
Other cash flow received on retained
  interests (1)......................     657.5       102.2    57.4      80.4     81.5       979.0
                                       --------    --------  ------  --------    -----    --------

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

                                                                Personal                   Real
                                                   MasterCard/ Non-Credit Private  Auto   Estate
                                                      Visa        Card     Label  Finance Secured
                                                   ----------- ---------- ------- ------- -------
                                                      (Dollar amounts are stated in millions)
Carrying value (fair value) of interest-only strip
  receivables.....................................   $267.2      $291.2   $ 55.1  $285.7  $ 24.8
Weighted-average life (in years)..................      .57        1.18      .79    1.87    1.53
Payment speed assumption (annual rate)............    84.18%      44.42%   69.66%  38.90%  25.95%
   Impact on fair value of 10% adverse change.....   $(22.0)     $(18.0)  $ (5.4) $(26.2) $ (1.4)
   Impact on fair value of 20% adverse change.....    (41.1)      (35.6)    (9.2)  (59.9)   (2.8)

Expected credit losses (annual rate)..............     5.23%       8.06%    5.49%   6.83%   1.55%
   Impact on fair value of 10% adverse change.....   $(22.5)     $(32.1)  $ (8.4) $(25.1) $ (1.4)
   Impact on fair value of 20% adverse change.....    (44.9)      (64.2)   (16.9)  (50.1)   (2.7)

Discount rate on residual cash flows (annual rate)     9.00%      11.00%   10.00%  10.00%  13.00%
   Impact on fair value of 10% adverse change.....   $ (3.0)     $ (2.5)  $  (.3) $ (6.9) $  (.5)
   Impact on fair value of 20% adverse change.....     (6.0)       (5.0)     (.7)  (13.6)   (1.0)

Variable returns to investors (annual rate).......     5.09%       3.22%    4.62%   5.42%   3.58%
   Impact on fair value of 10% adverse change.....   $(22.4)     $(13.1)  $ (7.5) $  (.2) $ (3.3)
   Impact on fair value of 20% adverse change.....    (44.7)      (26.2)   (14.9)    (.3)   (6.5)
                                                     ------      ------   ------  ------  ------

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

   Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa, personal non-credit card and private label receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2001, static pool credit losses for auto finance loans securitized in 2001 were estimated to be 10.0 percent and for auto finance loans securitized in 2000 were estimated to be 11.0 percent.

   Receivables information by product including delinquency and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

                                                                             At December 31
                                                             ----------------------------------------------
                                                                      2001                    2000
                                                             ----------------------  ----------------------
                                                             Receivables Delinquent  Receivables Delinquent
                                                             Outstanding Receivables Outstanding Receivables
                                                             ----------- ----------- ----------- -----------
                                                                              (In millions)
Managed receivables:
   Real estate secured...................................... $ 38,060.2      2.94%   $ 31,605.7     2.82%
   Auto finance.............................................    6,358.8      3.15       4,355.7     2.63
   MasterCard/Visa..........................................   16,009.5      4.30      15,142.4     3.79
   Private label............................................   11,997.9      5.65      10,318.7     5.75
   Personal non-credit card.................................   14,232.0     10.07      12,678.3     8.89
                                                             ----------     -----    ----------     ----
   Total consumer...........................................   86,658.4      4.75      74,100.8     4.45
   Commercial...............................................      442.5        --         508.1       --
                                                             ----------     -----    ----------     ----
       Total managed receivables............................ $ 87,100.9      4.73%   $ 74,608.9     4.42%
                                                             ----------     -----    ----------     ----
Receivables serviced with limited recourse:
   Real estate secured...................................... $   (861.8)     5.00%   $ (1,457.8)    4.01%
   Auto finance.............................................   (4,026.6)     3.29      (2,712.7)    2.61
   MasterCard/Visa..........................................   (9,047.5)     2.79      (9,311.7)    2.35
   Private label............................................   (2,150.0)     2.69      (1,650.0)    4.72
   Personal non-credit card.................................   (3,673.4)     9.03      (3,791.1)    8.82
                                                             ----------     -----    ----------     ----
       Total receivables serviced with limited recourse.....  (19,759.3)     4.14     (18,923.3)    4.02
                                                             ----------     -----    ----------     ----
   Owned consumer receivables............................... $ 67,341.6      4.93%   $ 55,685.7     4.60%
                                                             ==========     =====    ==========     ====

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                                                     At December 31
                                                     ----------------------------------------------
                                                              2001                    2000
                                                     ----------------------  ----------------------
                                                       Average       Net       Average       Net
                                                     Receivables Charge-offs Receivables Charge-offs
                                                     ----------- ----------- ----------- -----------
                                                                      (In millions)
Managed receivables:
   Real estate secured.............................. $ 34,104.0      .58%    $ 28,016.0      .48%
   Auto finance.....................................    5,191.6     5.36        3,744.3     4.90
   MasterCard/Visa..................................   15,008.0     7.12       13,776.4     6.05
   Private label....................................   10,421.0     5.55        9,620.5     5.70
   Personal non-credit card.........................   13,256.0     8.25       11,539.0     8.21
                                                     ----------     ----     ----------     ----
   Total consumer...................................   77,980.6     4.12       66,696.2     3.97
   Commercial.......................................      478.6     2.11          580.6     2.67
                                                     ----------     ----     ----------     ----
   Total managed receivables........................ $ 78,459.2     4.11%    $ 67,276.8     3.96%
                                                     ----------     ----     ----------     ----
Receivables serviced with limited recourse:
   Real estate secured.............................. $ (1,199.2)     .70%    $ (1,847.6)     .90%
   Auto finance.....................................   (3,004.4)    6.32       (2,023.5)    6.16
   MasterCard/Visa..................................   (8,953.6)    5.30       (8,812.5)    4.81
   Private label....................................   (1,744.2)    2.72       (1,212.5)    5.41
   Personal non-credit card.........................   (3,496.1)    7.94       (3,651.2)    7.95
                                                     ----------     ----     ----------     ----
   Total receivables serviced with limited recourse.  (18,397.5)    5.42      (17,547.3)    5.24
                                                     ----------     ----     ----------     ----
Owned consumer receivables.......................... $ 60,061.7     3.71%    $ 49,729.5     3.50%
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

7. Properties and Equipment, Net

                                                     At December 31
                                             -------------------------------
                                                                Depreciable
                                               2001     2000   Life in Years
                                             -------- -------- -------------
                                                      (In millions)
   Land..................................... $    7.6 $    7.6        --
   Buildings and improvements...............    493.1    450.0     10-40
   Furniture and equipment..................    787.8    730.5      3-10
                                             -------- --------
   Total....................................  1,288.5  1,188.1
   Accumulated depreciation and amortization    872.4    794.8
                                             -------- --------
   Properties and equipment, net............ $  416.1 $  393.3
                                             ======== ========

   Depreciation and amortization expense totaled $113.3 million in 2001, $113.2 million in 2000 and $110.7 million in 1999.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

8. Commercial Paper, Bank and Other Borrowings

                                                   At December 31
                                          ------------------------------------------
                                                          Bank and
                                          Commercial       Other
                                            Paper        Borrowings       Total
                                          ----------     ----------      ---------
                                          (All dollar amounts are stated in millions)
      2001
      Balance............................  $8,766.5        $308.1       $ 9,074.6
      Highest aggregate month-end balance                                11,560.6
      Average borrowings.................   8,831.5         143.0         8,974.5
      Weighted-average interest rate:
         At year-end.....................      2.0 %         1.9 %           2.0 %
         Paid during year................       4.1           3.5             4.1
                                           --------        ------        ---------
      2000
      Balance............................  $8,718.3        $108.1       $ 8,826.4
      Highest aggregate month-end balance                                11,177.8
      Average borrowings.................   9,298.0         106.8         9,404.8
      Weighted-average interest rate:
         At year-end.....................      6.6 %         6.7 %           6.6 %
         Paid during year................       6.4           6.4             6.4
                                           --------        ------        ---------
      1999
      Balance............................  $8,065.0        $715.2       $ 8,780.2
      Highest aggregate month-end balance                                 9,280.9
      Average borrowings.................   8,132.1         100.0         8,232.1
      Weighted-average interest rate:
         At year-end.....................      5.6 %         5.4 %           5.6 %
         Paid during year................       5.3           5.3             5.3
                                           --------        ------        ---------

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

9. Senior and Senior Subordinated Debt (With Original Maturities Over One Year)

                                                       At December 31
                                                    ----------------------
                                                       2001        2000
                                                    ---------   ---------
                                                    (All dollar amounts are
                                                     stated in millions)
       Senior Debt:
       3.50% to 6.49%; due 2002 to 2013............ $11,469.5   $ 7,570.8
       6.50% to 6.99%; due 2002 to 2013............   8,124.9     4,011.8
       7.00% to 7.49%; due 2002 to 2023............   3,944.1     4,119.3
       7.50% to 7.99%; due 2002 to 2019............   4,713.8     4,173.5
       8.00% to 8.99%; due 2002 to 2010............   3,820.6     3,892.5
       9.00% and greater; due 2001.................        --       208.8
       Variable interest rate debt; 1.86% to 3.53%;
          Due 2002 to 2008.........................  19,201.1    16,629.8
       Senior Subordinated Debt:
       9.00%; due 2001.............................        --        80.6
       Unamortized discount........................     (99.2)     (111.2)
                                                    ---------   ---------
       Total senior and senior subordinated debt... $51,174.8   $40,575.9
                                                    =========   =========

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

   Weighted-average interest rates were 5.1 percent at December 31, 2001 and
6.9 percent at December 31, 2000. Interest expense for senior and senior subordinated debt was $2,751.4 million in 2001, $2,358.5 million in 2000 and $1,780.8 million in 1999. The most restrictive financial covenant contained in the terms of our debt agreements is the maintenance of a minimum shareholder's equity of $3.6 billion. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 10.

   Maturities of senior debt were:

                                       At December 31, 2001
                                       --------------------
                                          (In millions)
                     2002.............      $10,172.5
                     2003.............        9,393.9
                     2004.............        4,185.1
                     2005.............        5,060.1
                     2006.............        6,180.8
                     Thereafter.......       16,182.4
                                            ---------
                            Total.....      $51,174.8
                                            =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

10. Derivative Financial Instruments and Concentrations of Credit Risk

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

   Deferred gains resulting from termination of derivatives were $524.2 million at December 31, 2001 and $41.7 million at December 31, 2000. Deferred losses from termination of derivatives were $70.2 million at December 31, 2001 and $61.1 million at December 31, 2000. Amortization of net deferred gains totaled $41.9 million in 2001 and $12.3 million in 2000. The weighted-average amortization period associated with the deferred gains was 6.4 years at December 31, 2001 and 3.0 years at December 31, 2000. The weighted-average amortization period for the deferred losses was 5.2 years at December 31, 2001 and 6.0 years at December 31, 2000. At December 31, 2001, net deferred gains and losses increased the carrying value of senior and senior subordinated debt by $475.9 million and decreased accumulated other comprehensive income by $21.9 million.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

   Derivative Financial Instruments. The following table summarizes derivative financial instrument activity in 2001, 2000 and 1999:

                                          Exchange Traded                                    Non-Exchange Traded
                            ------------------------------------------  --------------------------------------------------
                                                                                                                 Interest
                                                                                                                   Rate
                             Interest Rate Futures                                             Foreign Exchange   Forward
                                   Contracts              Options        Interest               Rate Contracts   Contracts
                            ----------------------  ------------------     Rate               -----------------  ---------
                             Purchased     Sold     Purchased  Written    Swaps       Swaps   Purchased   Sold     Sold
                            ----------  ----------  ---------  -------  ----------  --------  --------- -------  ---------
                                                                          (In millions)
1999
Notional amount, 1998...... $     70.0          --  $   544.0       --  $ 12,005.3  $3,190.4        --  $(781.0)       --
New contracts..............    5,608.0  $ (4,725.0)   1,158.0  $ (50.0)   19,783.0   1,176.5   $ 488.5   (135.5)  $ 500.0
Matured or expired
 contracts.................     (878.0)       25.0     (949.0)      --    (2,577.9)   (447.8)    (16.2)   121.3    (500.0)
Terminated contracts.......         --          --         --       --    (1,593.7)    (66.1)       --       --        --
In-substance maturities (1)   (4,700.0)    4,700.0      (50.0)    50.0          --        --    (373.1)   373.1        --
                            ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Notional amount, 1999...... $    100.0          --  $   703.0       --  $ 27,616.7  $3,853.0   $  99.2  $(422.1)       --
                            ==========  ==========  =========  =======  ==========  ========   =======  =======   =======
Fair value, 1999 (2)....... $      (.1)         --         --       --  $   (113.6) $ (286.7)  $    .2  $   5.7        --
                            ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
2000
Notional amount, 1999...... $    100.0          --  $   703.0       --  $ 27,616.7  $3,853.0   $  99.2  $(422.1)       --
New contracts..............   21,715.0  $(20,321.0)   1,300.0  $(300.0)   13,653.3   2,677.9        --       --        --
Matured or expired
 contracts.................   (1,494.0)         --   (1,403.0)      --   (13,231.2)   (574.5)    (80.1)   350.7        --
Terminated contracts.......         --          --     (600.0)   300.0    (4,983.7)   (654.9)       --       --        --
In-substance maturities (1)  (20,321.0)   20,321.0         --       --          --        --     (19.1)    19.1        --
                            ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Notional amount, 2000......         --          --         --       --  $ 23,055.1  $5,301.5        --  $ (52.3)       --
                            ==========  ==========  =========  =======  ==========  ========   =======  =======   =======
Fair value, 2000 (2).......         --          --         --       --  $    263.8  $ (506.6)       --  $   4.0        --
                            ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
2001
Notional amount, 2000......         --          --         --       --  $ 23,055.1  $5,301.5        --  $ (52.3)       --
New contracts.............. $ 36,615.0  $(22,706.0) $ 4,750.0       --    21,608.6   1,991.0   $ 273.0   (447.5)       --
Matured or expired
 contracts.................  (21,790.0)      300.0         --       --    (7,508.6)   (396.1)       --     52.3        --
Terminated contracts.......         --          --   (2,750.0)      --    (8,829.9)   (165.6)       --       --        --
In-substance maturities (1)  (13,406.0)  (13,406.0)        --       --          --        --    (273.0)   273.0        --
                            ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Notional amount, 2001...... $  1,419.0  $ (9,000.0) $ 2,000.0       --  $ 28,325.2  $6,730.8        --  $(174.5)       --
                            ==========  ==========  =========  =======  ==========  ========   =======  =======   =======
Fair value, 2001 (2):
   Fair value hedges.......         --          --         --       --  $   (162.2) $    (.6)       --       --        --
   Cash flow hedges........         --          --         --       --      (301.1)   (964.8)       --       --        --
   Non-hedging
    derivatives............ $       .4  $     (3.4) $      .4       --          --        --        --  $   2.8        --
                            ----------  ----------  ---------  -------  ----------  --------   -------  -------   -------
Total...................... $       .4  $     (3.4) $      .4       --  $   (463.3) $ (965.4)       --  $   2.8        --
                            ==========  ==========  =========  =======  ==========  ========   =======  =======   =======





                               Caps
                               and
                              Floors
                            ---------

1999
Notional amount, 1998...... $ 2,073.8
New contracts..............   2,089.4
Matured or expired
 contracts.................    (261.7)
Terminated contracts.......  (1,200.0)
In-substance maturities (1)        --
                            ---------
Notional amount, 1999...... $ 2,701.5
                            =========
Fair value, 1999 (2)....... $     3.4
                            ---------
2000
Notional amount, 1999...... $ 2,701.5
New contracts..............   2,550.6
Matured or expired
 contracts.................  (2,589.8)
Terminated contracts.......    (309.4)
In-substance maturities (1)        --
                            ---------
Notional amount, 2000...... $ 2,352.9
                            =========
Fair value, 2000 (2)....... $    (2.6)
                            ---------
2001
Notional amount, 2000...... $ 2,352.9
New contracts..............   3,481.8
Matured or expired
 contracts.................  (1,997.8)
Terminated contracts.......    (847.0)
In-substance maturities (1)        --
                            ---------
Notional amount, 2001...... $ 2,989.9
                            =========
Fair value, 2001 (2):
   Fair value hedges.......        --
   Cash flow hedges........        --
   Non-hedging
    derivatives............ $     (.2)
                            ---------
Total...................... $     (.2)
                            =========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

--------
(1) Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument, or (b) at the maturity of the underlying items being hedged.

(2) (Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 11, "Fair Value of Financial Instruments" for further discussion of the relationship between the fair value of our assets and liabilities.

   The table below reflects the balance sheet items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2001. The critical terms of the derivatives have been designed to match those of the related asset or liability.

                                     Interest  Currency
                                    Rate Swaps  Swaps     Total
                                    ---------- -------- ---------
                                            (In millions)
              Investment securities $    16.8        -- $    16.8
              Senior debt..........  28,308.4  $6,730.8  35,039.2
                                    ---------  -------- ---------
                     Total......... $28,325.2  $6,730.8 $35,056.0
                                    =========  ======== =========

   The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2001:

                                            2002      2003     2004    2005    2006    2007    Thereafter   Total
                                          --------  --------  ------  ------  -----  --------  ---------- ---------
                                                         (All dollar amounts are stated in millions)
Pay a fixed rate/receive a floating rate:
   Notional value........................ $9,506.3  $7,821.2  $508.6  $266.5     --        --         --  $18,102.6
   Weighted-average receive rate.........     2.10%     2.36%   2.36%   2.17%    --        --         --       2.22%
   Weighted-average pay rate.............     5.43      4.93    4.40    4.59     --        --         --       5.17
Pay a floating rate/receive a fixed rate:
   Notional value........................ $   95.7        --  $  3.9  $100.0  $21.3  $1,479.2   $8,522.5  $10,222.6
   Weighted-average receive rate.........     6.69%       --    6.57%   6.86%  6.53%     7.45%      6.67%      6.78%
   Weighted-average pay rate.............     2.09        --    1.93    2.08   2.04      3.92       3.32       3.38
                                          --------  --------  ------  ------  -----  --------   --------  ---------
Total notional value..................... $9,602.0  $7,821.2  $512.5  $366.5  $21.3  $1,479.2   $8,522.5  $28,325.2
                                          ========  ========  ======  ======  =====  ========   ========  =========
Total weighted-average rates on swaps:
   Receive rate..........................     2.15%     2.36%   2.40%   3.45%  6.53%     7.45%      6.67%      3.87%
   Pay rate..............................     5.39      4.93    4.38    3.91   2.04      3.92       3.32       4.52

   The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments to hedge the interest rate inherent in balance sheet assets and liabilities, which manages the volatility of net interest margin resulting from changes in interest rates on the underlying hedged items. Had we not utilized these instruments, owned net interest margin would have increased by 17 basis points in 2001, declined by 7 basis points in 2000 and declined by 4 basis points in 1999.

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Concentrations of Credit Risk. A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

   Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total managed receivables at December 31, 2001 and 2000. We lend nationwide, with the following geographic areas comprising more than 10 percent of total managed domestic receivables at December 31, 2001: California--15 percent; Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)--22 percent; Middle Atlantic (DE, DC, MD, NJ, PA, VA,
WV)--15 percent; Northeast (CT, ME, MA, NH, NY, RI, VT)--11 percent; and Southeast (AL, FL, GA, KY, MS, NC, SC, TN)--18 percent.

11. Fair Value of Financial Instruments

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                                       At December 31
                                            --------------------------------------------------------------------
                                                           2001                               2000
                                            ---------------------------------  ---------------------------------
                                             Carrying   Estimated               Carrying   Estimated
                                              Value     Fair Value  Difference   Value     Fair Value  Difference
                                            ----------  ----------  ---------- ----------  ----------  ----------
                                                                        (In millions)
Assets:
Cash....................................... $    553.1  $    553.1         --  $    294.4  $    294.4        --
Investment securities......................    2,885.4     2,885.4         --     3,223.6     3,223.6        --
Receivables................................   66,889.5    68,764.9  $ 1,875.4    55,573.9    56,140.8   $ 566.9
                                            ----------  ----------  ---------  ----------  ----------   -------
   Total...................................   70,328.0    72,203.4    1,875.4    59,091.9    59,658.8     566.9
                                            ----------  ----------  ---------  ----------  ----------   -------
Liabilities:
Advances from parent company and affiliates   (2,685.2)   (2,685.2)        --    (3,845.9)   (3,845.9)       --
Commercial paper, bank and other borrowings   (9,074.6)   (9,074.6)        --    (8,826.4)   (8,826.4)       --
Senior and senior subordinated debt........  (51,174.8)  (52,609.2)  (1,434.4)  (40,575.9)  (40,176.1)    399.8
Insurance reserves.........................     (887.3)   (1,138.7)    (251.4)     (891.8)   (1,122.0)   (230.2)
                                            ----------  ----------  ---------  ----------  ----------   -------
   Total...................................  (63,821.9)  (65,507.7)  (1,685.8)  (54,140.0)  (53,970.4)    169.6
                                            ----------  ----------  ---------  ----------  ----------   -------
Other:
Derivative financial instruments...........   (1,428.7)   (1,428.7)        --        81.2      (241.4)   (322.6)
Commitments to extend credit and guarantees         --        51.6       51.6          --        48.9      48.9
                                            ----------  ----------  ---------  ----------  ----------   -------
   Total...................................   (1,428.7)   (1,377.1)      51.6        81.2      (192.5)   (273.7)
                                            ----------  ----------  ---------  ----------  ----------   -------
   Total................................... $  5,077.4  $  5,318.6  $   241.2  $  5,033.1  $  5,495.9   $ 462.8
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

   Advances from parent company and affiliates: The carrying value approximates fair value for this instrument due to its short-term nature.

   Commercial paper, bank and other borrowings: The fair value of these instruments approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

   Senior and senior subordinated debt: The estimated fair value of our gross fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.

   Insurance reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2001 and 2000. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

   Derivative financial instruments: As of January 1, 2001, all derivative financial instruments are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 10, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional discussion of the nature of these items.

   Commitments to extend credit and guarantees: These commitments were valued by considering our relationship with the counterparty, the creditworthiness of the counterparty and the difference between committed and current interest rates.

12. Leases

   We lease certain offices, buildings and equipment for periods of up to 25 years. The leases expire at various dates through 2019 and have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $107.7 million in 2001, $91.2 million in 2000 and $69.9 million in 1999.

   We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.

   Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                               At December 31, 2001
                                             ------------------------
                                             Minimum  Minimum
                                              Rental  Sublease
                                             Payments  Income   Net
                                             -------- -------- ------
                                                  (In millions)
           2002.............................  $133.5   $ 20.8  $112.7
           2003.............................   111.7     21.0    90.7
           2004.............................    95.3     21.5    73.8
           2005.............................    79.5     21.8    57.7
           2006.............................    70.6     21.8    48.8
           Thereafter.......................   261.1     76.2   184.9
                                              ------   ------  ------
              Net minimum lease commitments.  $751.7   $183.1  $568.6
                                              ======   ======  ======

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

13. Employee Benefit Plans

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

14. Income Taxes

   Total income taxes were allocated as follows:

                                                                             Year ended December 31
                                                                             ----------------------
                                                                               2001    2000   1999
                                                                             -------  ------ ------
                                                                                  (In millions)
Provision for income taxes related to operations............................ $ 949.8  $773.1 $658.6
Income taxes related to adjustments included in common shareholder's equity:
   Unrealized gain (loss) on investments, net...............................    92.1    56.3  (50.8)
   Unrealized losses on cash flow hedging instruments.......................  (360.7)     --     --
   Foreign currency translation adjustments.................................    (2.2)    8.9     .5
                                                                             -------  ------ ------
       Total................................................................ $ 679.0  $838.3 $608.3
                                                                             =======  ====== ======

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Provisions for income taxes related to operations were:

                                             Year ended December 31
                                             --------------------
                                              2001    2000   1999
                                             ------  ------ ------
                                                 (In millions)
              Current:
                 United States.............. $927.2  $726.0 $654.2
                 Foreign....................    2.9     5.9    5.8
                                             ------  ------ ------
                     Total current..........  930.1   731.9  660.0
              Deferred--United States          19.7    41.2   (1.4)
                                             ------  ------ ------
                     Total income taxes..... $949.8  $773.1 $658.6
                                             ======  ====== ======

   Income before income taxes were:

                                             Year ended December 31
                                           --------------------------
                                             2001     2000     1999
                                           -------- -------- --------
                                                 (In millions)
          United States................... $2,669.3 $2,165.9 $1,859.0
          Foreign.........................      8.4      3.3      5.1
                                           -------- -------- --------
          Total income before income taxes $2,677.7 $2,169.2 $1,864.1
                                           ======== ======== ========

   All components of deferred income tax provision are attributable to income from operations.

   Effective tax rates are analyzed as follows:

                                                        Year ended December 31
                                                        ---------------------
                                                        2001    2000    1999
                                                        ----    ----    ----
      Statutory federal income tax rate................ 35.0%   35.0%   35.0%
      Increase (decrease) in rate resulting from:
         State and local taxes, net of federal benefit.  2.8     2.8     2.7
         Tax credits................................... (2.8)   (2.6)   (1.6)
         Other.........................................   .5      .4     (.8)
                                                         ----    ----   ----
             Effective tax rate........................ 35.5%   35.6%   35.3%
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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                        At December 31
                                                      -----------------
                                                        2001     2000
                                                      -------- --------
                                                        (In millions)
       Deferred Tax Liabilities:
       Receivables sold.............................. $  842.9 $  827.4
       Leveraged lease transactions, net.............    393.9    385.4
       Deferred loan origination costs...............    183.3    110.1
       Original issue discount.......................    139.5     78.0
       Partnership income............................     50.3     86.5
       Other.........................................    203.1    169.5
                                                      -------- --------
              Total deferred tax liabilities......... $1,813.0 $1,656.9
                                                      -------- --------
       Deferred Tax Assets:
       Credit loss reserves.......................... $1,178.9 $1,090.4
       Market value adjustments......................    257.6       --
       Other postemployment benefit expense..........     66.9     67.2
       Other.........................................    390.1    319.6
                                                      -------- --------
              Total deferred tax assets..............  1,893.5  1,477.2
                                                      -------- --------
              Net deferred tax asset (liability)..... $   80.5 $ (179.7)
                                                      ======== ========

15. Transactions with Parent Company and Affiliates

   In the normal course of business, we enter into transactions with related parties including Household Bank, f.s.b. ("the Bank"). These related party transactions, generally, are on terms comparable to those that would be made with unaffiliated parties. These transactions include funding arrangements, purchases and sales of receivables and servicing agreements. Related party transactions involving receivables enable effective management of credit risk, liquidity and interest rate risk; facilitate capital management; and optimize funding opportunities. All receivables purchased from affiliates retain their existing delinquency and product status.

   We periodically advance funds to Household International and affiliates or receive amounts in excess of current requirements. Advances (to) from the parent company and affiliates consisted of the following:

                                                           At December 31
                                                         ------------------
                                                           2001      2000
                                                         --------  --------
                                                            (In millions)
    Parent company and other subsidiaries............... $  419.5  $  (38.4)
    Household Bank, f.s.b...............................  2,630.8   4,133.5
    Household Global Funding, Inc.......................   (365.1)   (249.2)
                                                         --------  --------
       Advances (to) from parent company and affiliates. $2,685.2  $3,845.9
                                                         ========  ========

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

   These advances bear interest at various market interest rates. Interest income (expense) on advances (to) from the parent company and affiliates was as follows:

                                                                                  Year December 31
                                                                             -------------------------
                                                                               2001     2000     1999
                                                                             -------  -------  -------
                                                                                   (In millions)
Parent company and other subsidiaries....................................... $   5.5  $  19.5  $   8.2
Household Bank, f.s.b.......................................................  (171.4)  (252.6)  (132.0)
Household Global Funding, Inc...............................................    17.3     28.4     40.1
                                                                             -------  -------  -------
   Net interest expense on advances (to) from parent company and affiliates. $(148.6) $(204.7) $ (83.7)
                                                                             =======  =======  =======

   Our wholly-owned bank subsidiary periodically buys and sells federal funds with the Bank. Sales to the Bank are included in investment securities while purchases are included in commercial paper, bank and other borrowings. We had investments of $60.0 million at December 31, 2001 and $714.0 million at December 31, 2000. Net interest income on these sales totaled $17.4 million in 2001, $37.9 million in 2000 and $52.4 million in 1999.

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

   We purchase and sell receivables, at fair market value, under various agreements with the Bank. These transactions were as follows:

                                                Year ended
                                                December 31
                                             ----------------
                                               2001     2000
                                             -------- -------
                                               (In millions)
                  Agency offices............ $  600.3 $(110.8)
                  Delinquent receivables....    709.4   504.9
                  Other receivable purchases  2,535.9   591.3
                                             -------- -------
                         Total.............. $3,845.6 $ 985.4
                                             ======== =======

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

   We also purchase real estate secured and personal non-credit card receivables from the Bank at various stages of contractual delinquency. Delinquent loan purchases totaled $709.4 million in 2001 and $504.9 million in 2000. We will discontinue purchasing delinquent loans from our affiliate in 2002.

   We also purchase non-delinquent real estate secured, auto and personal non-credit card receivables from the Bank. Purchases of real estate receivables totaled $1.6 billion in 2001 and $475.9 million in 2000. Auto and

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES personal non-credit purchases totaled $961.0 million in 2001 and $115.4 million in 2000. A portion of the auto and personal non-credit card receivables were subsequently securitized.

   Household International designated us, under a written contractual arrangement, as the issuer of new GM Card(R) accounts. In effect, Household International licensed to us the GM Card(R) account relationships and GM's obligation to administer its rebate program in an arrangement similar to an operating lease. License fees are paid monthly to Household International based on the number of GM Card(R) account relationships. License fee expense is included in other operating expenses and was $52.2 million in 2001, $65.7 million in 2000 and $67.8 million in 1999. / /

   Under the terms of an agreement between the Bank and Household Tax Masters, Inc. ("Tax Masters"), a wholly-owned subsidiary of HFC, the Bank originates tax refund anticipation products for qualifying individuals who anticipate a tax refund. Tax Masters purchases the refund anticipation products from the Bank within two days of originating the account. During 2001, we paid $38.5 million in fees on approximately 6.4 million refund anticipation accounts that were purchased from the Bank. During 2000, we paid $39.6 million in fees on approximately 6.7 million accounts purchased.

   HFC and Household Credit Services, Inc., a wholly-owned subsidiary of HFC, have negotiated a market rate agreement with the Bank for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable and payroll processing. Fees received for these services totaled $68.1 million in 2001, $46.1 million in 2000 and $32.8 million 1999.

   We were allocated costs incurred on our behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $64.8 million in 2001, $41.6 million in 2000 and $35.9 million in 1999.

16. Commitments And Contingent Liabilities

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

   At December 31, 2001, our mortgage services business had commitments with numerous correspondents to purchase up to $1.1 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business. These commitments have terms of up to one year and can be renewed upon mutual agreement.

   See Note 12 for discussion of lease commitments.

17. Segment Reporting

   We have one reportable segment, Consumer, which is managed separately and characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Our consumer segment provides real estate secured, automobile secured and personal non-credit card loans. Loans are

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, direct mail, telemarketing, independent merchants or automobile dealers. MasterCard and Visa credit cards are also offered via strategic affinity relationships. We also cross sell our credit cards to existing real estate secured, private label and Refund Anticipation Loan ("RAL") customers. All businesses offer products and service customers through the Internet. Additionally, we purchase loans of a similar nature from other lenders and an affiliate. The All Other caption includes our insurance and tax services and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standards No. 131 for determining reportable segments.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Reportable Segments--Managed Basis

                                                                                    Managed
                                                                   Adjustments/      Basis                      Owned Basis
                                                All                Reconciling    Consolidated Securitization   Consolidated
                                   Consumer    Other      Totals      Items          Totals     Adjustments        Totals
                                   --------- ---------  ---------- ------------   ------------ --------------   ------------
                                                                         (In millions)
For the Year Ended December 31, 2001
Net interest margin............... $ 7,088.4 $   102.2  $  7,190.6         --      $ 7,190.6     $ (1,944.1)(6)  $ 5,246.5
Fee income........................   1,459.8       6.7     1,466.5         --        1,466.5         (638.8)(6)      827.7
Other revenues (1)................     510.9     519.8     1,030.7  $  (230.3)(2)      800.4        1,520.0(6)     2,320.4
Intersegment revenues.............     228.6       1.7       230.3     (230.3)(2)         --             --             --
Provision for credit losses.......   3,639.2      25.3     3,664.5        5.0(3)     3,669.5       (1,063.1)(6)    2,606.4
Depreciation and amortization.....     181.5     106.6       288.1         --          288.1             --          288.1
Income taxes......................     972.6      63.4     1,036.0      (86.2)(4)      949.8             --          949.8
Net income........................   1,533.8     343.2     1,877.0     (149.1)       1,727.9             --        1,727.9
Receivables.......................  86,552.5     548.4    87,100.9         --       87,100.9      (19,759.3)(8)   67,341.6
Assets............................  90,109.1  12,512.7   102,621.8   (8,333.0)(5)   94,288.8      (19,759.3)(8)   74,529.5
Expenditures for long-lived assets      20.0     115.7       135.7         --          135.7             --          135.7
                                   --------- ---------  ----------  ---------      ---------     ----------      ---------
For the Year Ended December 31, 2000
Net interest margin............... $ 5,887.0 $   (79.3) $  5,807.7         --      $ 5,807.7       (1,608.4)(6)  $ 4,199.3
Fee income........................   1,370.2       5.6     1,375.8         --        1,375.8         (627.0)(6)      748.8
Other revenues (1)................     556.7     278.9       835.6  $  (229.9)(2)      605.7        1,151.7(6)     1,757.4
Intersegment revenues.............     224.6       5.3       229.9     (229.9)(2)         --             --             --
Provision for credit losses.......   3,030.0     (22.3)    3,007.7        5.8(3)     3,013.5       (1,083.7)(6)    1,929.8
Depreciation and amortization.....     208.0      77.1       285.1         --          285.1             --          285.1
Income taxes......................     862.4      (3.0)      859.4      (86.3)(4)      773.1             --          773.1
Net income........................   1,362.7     182.8     1,545.5     (149.4)       1,396.1             --        1,396.1
Receivables.......................  74,013.0     595.9    74,608.9         --       74,608.9      (18,923.3)(8)   55,685.6
Assets............................  77,402.3  12,884.6    90,286.9   (8,009.8)(5)   82,277.1      (18,923.3)(8)   63,353.8
Expenditures for long-lived assets     310.5     100.1       410.6         --          410.6             --          410.6
                                   --------- ---------  ----------  ---------      ---------     ----------      ---------
For the Year Ended December 31, 1999                            --
Net interest margin............... $ 4,994.3 $  (103.6) $  4,890.7         --      $ 4,890.7     $ (1,607.8)(6)  $ 3,282.9
Fee income........................   1,070.3       3.3     1,073.6         --        1,073.6         (582.2)(6)      491.4
Other revenues (1)................     302.5     329.2       631.7  $  (144.6)(2)      487.1        1,180.9(6)     1,668.0
Intersegment revenues.............     141.2       3.4       144.6     (144.6)(2)         --             --             --
Provision for credit losses.......   2,479.2        .8     2,480.0       27.4(3)     2,507.4       (1,009.1)(6)    1,498.3
Depreciation and amortization.....     194.9      83.0       277.9         --          277.9             --          277.9
Income taxes......................     695.7      36.2       731.9      (73.3)(4)      658.6             --          658.6
Net income........................   1,069.9     244.7     1,314.6     (109.1)       1,205.5             --        1,205.5
Receivables.......................  60,279.6     676.1    60,955.7         --       60,955.7      (18,334.0)(8)   42,621.7
Assets............................  63,367.2  13,616.0    76,983.2   (8,271.4)(5)   68,711.8      (18,334.0)(8)   50,377.8
Expenditures for long-lived assets      84.7      63.9       148.6         --          148.6             --          148.6
                                   --------- ---------  ----------  ---------      ---------     ----------      ---------

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Managed Receivables

   The following summarizes our managed receivables, which includes both our owned receivables and receivables serviced with limited recourse:

                                             At December 31
                                      -----------------------------
                                        2001      2000      1999
                                      --------- --------- ---------
                                              (In millions)
             Real estate secured..... $38,060.2 $31,605.7 $23,503.3
             Auto finance............   6,358.8   4,355.7   3,031.8
             MasterCard/Visa.........  16,009.5  15,142.4  13,361.8
             Private label...........  11,997.9  10,318.7   9,696.7
             Personal non-credit card  14,232.0  12,678.3  10,686.8
             Commercial..............     442.5     508.1     675.3
                                      --------- --------- ---------
             Managed receivables..... $87,100.9 $74,608.9 $60,955.7
                                      ========= ========= =========

Geographic Data

   Identifiable assets, long-lived assets, revenues and income before income taxes in our Canadian insurance operations are not material.

                                 EXHIBIT INDEX

Exhibit
  No.                                                Description
-------                                              -----------
 3(i)   Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31,
        1997).
 3(ii)  Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual
        Report on Form 10-K for the fiscal year ended December 31, 2001).
 4(a)   Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992
        (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854
        filed on June 26, 1992).
 4(b)   Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase
        Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of our
        Registration Statement on Form S-3, No. 33-55561 filed on September 20, 1994).
 4(c)   The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.
 12     Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges
        and Preferred Stock Dividends.
 16     Letter re change in certifying accountant (incorporated by reference to Exhibit 16 of our Annual
        Report on Form 10-K for the fiscal year ended December 31, 2001).
 23     Consent of KPMG LLP, Certified Public Accountants.
 99.1   Ratings of Household Finance Corporation and its significant subsidiaries.
 99.2   Certification of Chief Executive and Principal Financial Officer.