Form 10-Q/A
period 2002-03-31
HOUSEHOLD FINANCE CORP
filed 2002-08-27
CIK 48681

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

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q/A with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                Table of Contents

PART I.        Restated Financial Information                                           Page
                                                                                        ----
  Item 1.      Financial Statements

               Condensed Consolidated Statements of Income (Unaudited) -
               Three months ended March 31, 2002 and 2001 ..........................       2

               Condensed Consolidated Balance Sheets  -
               March 31, 2002 (Unaudited) and December 31, 2001 ....................       3

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three months ended March 31, 2002 and 2001 ..........................       4

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited) ..............................................       5

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations .......................      12

PART II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K ....................................      23

               Signature ...........................................................      24

PART I: RESTATED FINANCIAL INFORMATION
Item 1: Financial Statements

                 Household Finance Corporation and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED and RESTATED)

                                                                        Three months ended
                                                                                 March 31,
(In millions)                                                         2002            2001
------------------------------------------------------------------------------------------
Finance and other interest income                               $  2,183.0      $  2,076.5
Interest expense                                                     726.0           887.8
------------------------------------------------------------------------------------------
Net interest margin                                                1,457.0         1,188.7
Provision for credit losses on owned receivables                     834.1           627.7
------------------------------------------------------------------------------------------
Net interest margin after provision for credit losses                622.9           561.0
------------------------------------------------------------------------------------------
Securitization revenue                                               490.5           372.8
Insurance revenue                                                    130.1           115.9
Investment income                                                     41.9            38.3
Fee income                                                           186.0           197.8
Other income                                                         158.5           127.7
------------------------------------------------------------------------------------------
Total other revenues                                               1,007.0           852.5
------------------------------------------------------------------------------------------
Salaries and fringe benefits                                         369.3           312.5
Sales incentives                                                      51.7            52.4
Occupancy and equipment expense                                       74.0            68.0
Other marketing expenses                                             128.0           120.0
Other servicing and administrative expenses                          200.6           178.0
Amortization of acquired intangibles and goodwill                     19.8            40.5
Policyholders' benefits                                               73.8            66.6
------------------------------------------------------------------------------------------
Total costs and expenses                                             917.2           838.0
------------------------------------------------------------------------------------------
Income before income taxes                                           712.7           575.5
Income taxes                                                         240.8           205.0
------------------------------------------------------------------------------------------
Net income                                                      $    471.9      $    370.5
==========================================================================================

See notes to interim condensed consolidated financial statements.

                 Household Finance Corporation and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (RESTATED)

                                                                                  March 31,    December 31,
(In millions)                                                                          2002            2001
-----------------------------------------------------------------------------------------------------------
Assets                                                                          (Unaudited)
Cash                                                                            $     270.4     $     553.1
Investment securities                                                               4,090.0         2,885.4
Receivables, net                                                                   66,733.8        66,889.5
Acquired intangibles, net                                                             424.4           444.3
Goodwill                                                                            1,117.7         1,103.0
Properties and equipment, net                                                         435.7           416.1
Real estate owned                                                                     454.7           392.6
Other assets                                                                        1,991.3         1,845.5
-----------------------------------------------------------------------------------------------------------
Total assets                                                                    $  75,518.0     $  74,529.5
===========================================================================================================

Liabilities and Shareholder's Equity
Debt:
     Advances from parent company and affiliates                                $   1,514.6     $   2,685.2
     Commercial paper, bank and other borrowings                                    5,704.6         9,074.6
     Senior and senior subordinated debt (with original
         maturities over one year)                                                 55,105.4        51,174.8
-----------------------------------------------------------------------------------------------------------
Total debt                                                                         62,324.6        62,934.6
Insurance policy and claim reserves                                                   896.8           887.3
Other liabilities                                                                   2,865.1         2,073.7
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                  66,086.5        65,895.6
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at December 31, 2001 and 2000, and
         additional paid-in capital                                                 3,790.8         3,790.8
     Retained earnings                                                              5,777.8         5,305.9
     Accumulated other comprehensive income (loss)                                   (137.1)         (462.8)
-----------------------------------------------------------------------------------------------------------
Total common shareholder's equity                                                   9,431.5         8,633.9
===========================================================================================================
Total liabilities and shareholder's equity                                      $  75,518.0     $  74,529.5
===========================================================================================================

See notes to interim condensed consolidated financial statements.

                 Household Finance Corporation and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED and RESTATED)

                                                                              Three months ended
                                                                                       March 31,
(In millions)                                                               2002            2001
------------------------------------------------------------------------------------------------
Cash Provided by Operations
Net income                                                            $    471.9      $    370.5
Adjustments to reconcile net income to net cash
    provided by operations:
    Provision for credit losses on owned receivables                       834.1           627.7
    Insurance policy and claim reserves                                     24.4            48.3
    Depreciation and amortization                                           56.2            77.2
    Interest-only strip receivables, net change                            (34.3)           (1.3)
    Other, net                                                             538.6           381.5
------------------------------------------------------------------------------------------------
Cash provided by operations                                              1,890.9         1,503.9
------------------------------------------------------------------------------------------------
Investments in Operations
Investment securities:
    Purchased                                                             (345.4)         (425.2)
    Matured                                                                 88.2            89.2
    Sold                                                                   190.3           143.3
Short-term investment securities, net change                            (1,165.8)          158.8
Receivables:
    Originations, net                                                   (9,088.8)       (7,532.8)
    Purchases and related premiums                                      (1,127.5)         (591.5)
    Sold                                                                 9,428.6         6,757.5
Properties and equipment purchased                                         (48.1)          (42.1)
Properties and equipment sold                                                -               1.8
Advances to parent company and affiliates, net change                   (1,170.6)         (745.6)
------------------------------------------------------------------------------------------------
Cash decrease from investments in operations                            (3,239.1)       (2,186.6)
------------------------------------------------------------------------------------------------
Financing and Capital Transactions
Short-term debt, net change                                             (3,370.0)         (366.1)
Senior and senior subordinated debt issued                               7,190.0         4,058.4
Senior and senior subordinated debt retired                             (2,727.9)       (2,839.6)
Policyholders' benefits paid                                               (26.6)          (28.2)
Dividends paid to parent company                                             -            (275.0)
------------------------------------------------------------------------------------------------
Cash increase from financing and capital transactions                    1,065.5           549.5
------------------------------------------------------------------------------------------------
Decrease in cash                                                          (282.7)         (133.2)
Cash at January 1                                                          553.1           294.4
------------------------------------------------------------------------------------------------
Cash at March 31                                                      $    270.4      $    161.2
================================================================================================

Supplemental Cash Flow Information:
Interest paid                                                         $    599.6      $    765.9
Income taxes (refunded) paid                                               (14.7)           50.9
------------------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

NOTES TO SUPPLEMENTAL INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED and RESTATED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household International, Inc., and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. HFC and its subsidiaries may also be referred to in this Form 10-Q/A as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

The chief executive and principal financial officer of HFC have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of HFC for the period ended March 31, 2002. Our independent auditors have reviewed the unaudited March 31, 2002 financial results and have provided us with the letter required by Statement of Auditing Standards No. 71. This letter is also attached to this Form 10-Q/A as
Exhibit 99.2.

2. RESTATEMENTS

Bank Merger Restatement: On July 1, 2002, Household International, Inc. contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests. HFC has previously published selected financial information of the combined company as of and for the month ended July 31, 2002 in a Form 8-K dated August 26, 2002.

The separate results for HFC and HBSB were as follows:

------------------------------------------------------------------------------
                                                            Three months ended
                                                                     March 31,
(In millions)                                              2002           2001
------------------------------------------------------------------------------
Net Interest Margin and Other Revenues/(1)/
     HFC                                             $  2,194.2     $  1,653.3
     HBSB                                                 279.1          393.5
     Intercompany Adjustments                             (83.1)         (72.2)
------------------------------------------------------------------------------
            Total                                    $  2,390.2     $  1,974.6
==============================================================================
Net Income:
     HFC                                             $    390.5     $    283.1
     HBSB                                                  79.1           77.7
     Intercompany Adjustments                               2.3            9.7
------------------------------------------------------------------------------
            Total                                    $    471.9     $    370.5
==============================================================================

/(1)/  Net of policyholder benefits

MasterCard and Visa Restatement: We have restated our consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and the quarter ended March 31, 2002. This Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $241.0 million, after tax, for these items. This restatement was previously disclosed in our amended quarterly report on Form 10-Q/A for the period ended March 31, 2002 which was filed with the Securities and Exchange Commission on August 14, 2002.

The cumulative restatement is as follows for the periods presented below:

                                                                                        % Change from Prior
                                   Restatements to Reported Income                       Period Net Income
----------------------------------------------------------------------------------------------------------------
                                                                       % Change
(Dollars in millions)      Pre-Tax     Tax Effect       After Tax    to Reported     As Reported    As Restated
----------------------------------------------------------------------------------------------------------------
Q1 2002                   $  (28.2)     $  10.3         $ (17.9)         (3.6)%         24.7%          27.4%
2001                         (89.8)        33.1           (56.7)         (3.2)          22.6           23.8
2000                         (94.6)        34.8           (59.8)         (4.1)          15.6           15.8
1999                         (85.8)        31.5           (54.3)         (4.3)          23.7           20.9
1994-1998                   (111.1)        40.9           (70.2)
----------------------------------------------------------------------------------------------------------------

3.  INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

-----------------------------------------------------------------------------------------------------------------
                                                                       March 31,                    December 31,
                                                                            2002                            2001
-----------------------------------------------------------------------------------------------------------------
                                                        Amortized           Fair       Amortized            Fair
(In millions)                                                Cost          Value            Cost           Value
-----------------------------------------------------------------------------------------------------------------
Corporate debt securities                               $ 2,058.2      $ 1,985.2       $ 2,087.3       $ 2,051.8
Money market funds                                        1,067.8        1,067.8            79.7            79.7
Certificates of deposit                                      84.6           84.6            83.1            83.1
U.S. government and federal agency debt securities          406.3          403.8           272.5           273.3
Marketable equity securities                                 29.0           26.0            24.3            21.2
Other                                                       481.0          480.2           331.5           336.4
-----------------------------------------------------------------------------------------------------------------
Subtotal                                                  4,216.8        4,047.6         2,878.4         2,845.5
Accrued investment income                                    42.5           42.4            39.9            39.9
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale investments                    $ 4,169.3      $ 4,090.0       $ 2,918.3       $ 2,885.4
=================================================================================================================

4.  RECEIVABLES

                                                            March 31,     December 31,
(In millions)                                                    2002             2001
---------------------------------------------------------------------------------------
Real estate secured                                       $ 39,239.2      $  37,198.4
Auto finance                                                 2,610.4          2,332.2
MasterCard*/Visa*                                            5,836.7          6,962.0
Private label                                                9,008.5          9,847.9
Personal non-credit card                                    10,338.0         10,558.6
Commercial and other                                           478.9            442.5
---------------------------------------------------------------------------------------
Total owned receivables                                     67,511.7         67,341.6
Accrued finance charges                                      1,384.4          1,411.3
Credit loss reserve for owned receivables                   (2,630.6)        (2,440.6)
Unearned credit insurance premiums and claims reserves        (738.5)          (750.3)
Interest-only strip receivables                              1,001.9            924.0
Amounts due and deferred from receivables sales                204.9            403.5
---------------------------------------------------------------------------------------
Total owned receivables, net                                66,733.8         66,889.5
Receivables serviced with limited recourse                  20,501.3         19,759.3
---------------------------------------------------------------------------------------
Total managed receivables, net                            $ 87,235.1      $  86,648.8
=======================================================================================

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,196.9 million at March 31, 2002 and $1,062.1 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments of $364.9 million at March 31, 2002 and $321.4 million at December 31, 2001.

The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                    March 31,     December 31,
(In millions)                            2002             2001
---------------------------------------------------------------
Real estate secured               $     619.9       $    861.8
Auto finance                          4,012.7          4,026.6
MasterCard/Visa                       9,195.5          9,047.5
Private label                         2,634.0          2,150.0
Personal non-credit card              4,039.2          3,673.4
---------------------------------------------------------------
Total                             $  20,501.3       $ 19,759.3
===============================================================

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                    March 31,     December 31,
(In millions)                            2002             2001
---------------------------------------------------------------
Real estate secured               $  39,859.1       $ 38,060.2
Auto finance                          6,623.1          6,358.8
MasterCard/Visa                      15,032.2         16,009.5
Private label                        11,642.5         11,997.9
Personal non-credit card             14,377.2         14,232.0
Commercial and other                    478.9            442.5
---------------------------------------------------------------
Managed receivables               $  88,013.0       $ 87,100.9
===============================================================

---------------------
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

5.  CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:

------------------------------------------------------------------------------------------------
                                                                              Three months ended
                                                                                       March 31,
(In millions)                                                              2002             2001
------------------------------------------------------------------------------------------------
Owned receivables:
  Credit loss reserves at beginning of period                        $  2,440.6      $  1,940.6
  Provision for credit losses                                             834.1           627.7
  Charge-offs                                                            (720.1)         (527.1)
  Recoveries                                                               51.5            44.0
  Other, net                                                               24.5             4.8
------------------------------------------------------------------------------------------------
  Credit loss reserves for owned receivables
     at March 31                                                        2,630.6         2,090.0
------------------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
  Credit loss reserves at beginning of period                           1,062.1         1,001.4
  Provision for credit losses                                             428.4           220.5
  Charge-offs                                                            (323.8)         (253.7)
  Recoveries                                                               20.8            14.4
  Other, net                                                                9.4            (1.7)
------------------------------------------------------------------------------------------------
  Credit loss reserves for receivables serviced with
     limited recourse at March 31                                       1,196.9           980.9
------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
  at March 31                                                        $  3,827.5      $  3,070.9
================================================================================================

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

6.  ACQUIRED INTANGIBLES AND GOODWILL

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

------------------------------------------------------------------------------------------------
                                                                     March 31,     December 31,
(In millions)                                                             2002             2001
------------------------------------------------------------------------------------------------
Purchased credit card relationships                                  $ 1,027.3        $ 1,027.3
Other intangibles                                                         26.5             26.5
Accumulated amortization - purchased credit card relationships          (623.2)          (603.8)
Accumulated amortization - other intangibles                              (6.2)            (5.7)
------------------------------------------------------------------------------------------------
Acquired intangibles, net                                            $   424.4        $   444.3
================================================================================================

Acquired intangible amortization expense totaled $19.8 million for the first quarter of 2002, $25.8 million for the first quarter of 2001 and $99.0 million for the twelve-months ended December 31, 2001. Estimated amortization expense associated with purchased credit card relationships for each of the following years is as follows:

--------------------------------------------------------------------------------
(In millions)
Year ended December 31,
--------------------------------------------------------------------------------
2002                                                                      $57.7
2003                                                                       50.3
2004                                                                       47.7
2005                                                                       43.3
2006                                                                       39.9
--------------------------------------------------------------------------------

The following table discloses the impact of goodwill amortization on net income for the periods indicated.
--------------------------------------------------------------------------------
                                                              Three months ended
                                                                       March 31,
(In millions)                                         2002                  2001
--------------------------------------------------------------------------------
Reported net income                               $  471.9             $   370.5
Add back: Goodwill amortization, net                    --                   8.1
--------------------------------------------------------------------------------
Adjusted net income                               $  471.9             $   378.6
================================================================================

There were no significant changes to our goodwill balance, either in total or by segment, during the current quarter.

7. INCOME TAXES

Our effective tax rate was 33.8 percent for the three months ended March 31, 2002 and 35.6 percent for the first three months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our parent company's current requirements. Net advances from parent company and affiliates were $1,514.6 million at March 31, 2002 compared to $2,685.2 million at December 31, 2001. Net interest expense on affiliated balances was $9.4 million for the first quarter of 2002 and $49.3 million for the prior year quarter.

9. COMPREHENSIVE INCOME

Comprehensive income was $797.6 million for the quarter ended March 31, 2002 and $105.1 million for the quarter ended March 31, 2001.

The components of accumulated other comprehensive income (loss) were as follows:

-------------------------------------------------------------------------------------------------------
                                                                            March 31,     December 31,
(In millions)                                                                    2002             2001
-------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                         $   (315.8)   $      (645.6)
Unrealized gains on investments and interest-only strip receivables             177.6            179.2
Foreign currency translation adjustments                                          1.1              3.6
-------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                              $   (137.1)   $      (462.8)
=======================================================================================================

 10.    NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

11.      SEGMENT REPORTING

We have one reportable segment, Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

Reportable Segments - Managed Basis

                                                                                         Managed                             Owned
                                                                    Adjustments/           Basis                             Basis
                                                 All                 Reconciling    Consolidated   Securitization     Consolidated
(In millions)                  Consumer        Other        Totals         Items          Totals      Adjustments           Totals
----------------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2002
Net interest margin           $ 2,007.9    $    63.4    $  2,071.3             -       $ 2,071.3     $   (614.3)(5)      $ 1,457.0
Fee income                        338.8          2.6         341.4             -           341.4         (155.4)(5)          186.0
Other revenues (1)                247.2        205.1         452.3         (46.4)(2)       405.9          341.3 (5)          747.2
Intersegment revenues              45.7           .7          46.4         (46.4)(2)           -              -                  -
Provision for credit losses     1,258.1         27.9       1,286.0         (23.5)(3)     1,262.5         (428.4)(5)          834.1
Net income                        354.2        132.2         486.4         (14.5)          471.9              -              471.9
Receivables                    87,406.3        606.7      88,013.0                -     88,013.0      (20,501.3)(6)       67,511.7
Assets                         90,236.4     14,160.9     104,397.3      (8,378.0)(4)    96,019.3      (20,501.3)(6)       75,518.0
Goodwill                        1,106.3         11.4       1,117.7                -      1,117.7              -            1,117.7
----------------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2001
Net interest margin           $ 1,660.8    $    (7.5)   $  1,653.3             -       $ 1,653.3     $   (464.6)(5)      $ 1,188.7
Fee income                        348.6          1.4         350.0             -           350.0         (152.2)(5)          197.8
Other revenues (1)                 59.9        187.4         247.3         (55.5)(2)       191.8          396.3 (5)          588.1
Intersegment revenues              55.1           .4          55.5         (55.5)(2)           -              -                  -
Provision for credit losses       844.1          2.8         846.9           1.3 (3)       848.2         (220.5)(5)          627.7
Net income                        309.5         97.0         406.5         (36.0)          370.5              -              370.5
Receivables                    74,556.0        520.1      75,076.1                -     75,076.1      (18,428.5)(6)       56,647.6
Assets                         77,693.0     12,761.4      90,454.4      (8,037.1)(4)    82,417.3      (18,428.5)(6)       63,988.8
Goodwill                        1,134.6         12.0       1,146.6                -      1,146.6              -            1,146.6
----------------------------------------------------------------------------------------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

                 Household Finance Corporation and Subsidiaries

                              FINANCIAL HIGHLIGHTS

                                                                                Three months ended
                                                                                         March 31,
(Dollar amounts are in millions)                                       2002                   2001
----------------------------------------------------------------------------------------------------
Net income                                                        $   471.9             $    370.5
Net interest margin and other revenues (1)                          2,390.2                1,974.6
Owned Basis Ratios:
Return on average owned assets                                         2.48 %                 2.27 %
Return on average common shareholders' equity                          20.9                   18.3
Net interest margin                                                    8.44                   8.19
Consumer net charge-off ratio, annualized                              3.98                   3.44
Reserves as a percent of net charge-offs                               98.4                  108.2
Efficiency ratio (2)                                                   35.3                   39.1
Managed Basis Ratios: (3)
Return on average managed assets                                       1.96                   1.78
Net interest margin                                                    9.28                   8.67
Consumer net charge-off ratio, annualized                              4.45                   3.88
Reserves as a percent of net charge-offs                               98.5                  106.3
Efficiency ratio (2)                                                   29.9                   35.1
---------------------------------------------------------------------------------------------------

                                                                  March 31,           December 31,
(Dollar amounts are in millions)                                       2002                   2001
---------------------------------------------------------------------------------------------------
Owned Basis:
Total assets                                                      $75,518.0             $ 74,529.5
Receivables                                                        67,511.7               67,341.6
Debt to equity ratio                                                  6.6:1                  7.3:1
Two-month-and-over contractual delinquency                             5.12                   4.93
Reserves as a percent of receivables                                   3.90                   3.62
Reserves as a percent of nonperforming loans                           92.7                   91.4
Managed Basis: (3)
Total assets                                                      $96,019.3             $ 94,288.8
Receivables                                                        88,013.0               87,100.9
Tangible shareholder's equity to tangible managed assets (4)           8.50                   8.15
Two-month-and-over contractual delinquency                             4.87                   4.75
Reserves as a percent of receivables                                   4.35                   4.02
Reserves as a percent of nonperforming loans                          108.8                  105.4
----------------------------------------------------------------------------------------------------

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

RESTATEMENT

This amended and restated Form 10-Q/A reflects restatements related to the merger of Household Bank (SB), N.A. ("HBSB") into HFC as well as certain MasterCard and Visa agreements.

Bank Merger Restatement: On July 1, 2002, Household International, Inc. contributed all of the capital stock of HBSB, a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests. HFC has previously published selected financial information of the combined company as of and for the month ended July 31, 2002 in a Form 8-K dated August 26, 2002.

MasterCard and Visa Restatement: The MasterCard and Visa restatement relates to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. We believe this is a good faith difference of opinion but we are following the advice of our current auditors. There is no significant change as a result of these adjustments on the prior period net earnings trends previously reported. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $241.0 million, after tax, for these items.

The cumulative restatement is as follows for the periods presented below:

                                                                                            % Change from Prior
                                       Restatements to Reported Income                       Period Net Income
-----------------------------------------------------------------------------------------------------------------------
                                                                            % Change
(Dollars in millions)          Pre-Tax     Tax Effect       After Tax    to Reported        As Reported    As Restated
-----------------------------------------------------------------------------------------------------------------------
Q1 2002                  $       (28.2) $       10.3         $ (17.9)         (3.6)%             24.7%           27.4%
2001                             (89.8)         33.1           (56.7)         (3.2)              22.6            23.8
2000                             (94.6)         34.8           (59.8)         (4.1)              15.6            15.8
1999                             (85.8)         31.5           (54.3)         (4.3)              23.7            20.9
1994-1998                       (111.1)         40.9           (70.2)
-----------------------------------------------------------------------------------------------------------------------

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the restated Household Finance Corporation Annual Report on Form 10-K/A for the year ended December 31, 2001 (the "2001 Form 10-K/A") filed with the Securities and Exchange Commission. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2001 Form 10-K/A.

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

OPERATIONS SUMMARY

Our net income for the first quarter of 2002 increased 27 percent to $471.9 million, from $370.5 million a year ago. Our improved results were due to strong revenue growth from an expanded net interest margin and higher receivable volume as well as higher income from our tax refund lending business. Partially offsetting the revenue growth were higher credit loss provision, including provision greater than charge-offs of $165.5 million in the current quarter, and higher operating expenses that result from receivable growth. Our annualized return on average owned assets ("ROA") was 2.48 percent in the first quarter, compared to 2.27 percent in the same period in 2001.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $354.2 million in the current quarter compared to $309.5 million in the year-ago quarter. Net interest margin, fee income and other revenues increased $524.6 million to $2.6 billion in the first quarter of 2002 as a result of strong receivable growth and higher securitization activity pursuant to our liquidity management plans. The higher revenues were partially offset by substantially higher credit loss provision and expenses. Our credit loss provision rose $414.0 million to $1.3 billion as a result of increased levels of receivables and the continued weakened economy. In the first quarter, we recorded managed loss provision greater than charge-offs of $289.0 million which increased loss reserves. Higher salary expenses were the result of additional employees to support the increased receivable levels, additional collectors, and investments in the growth of our businesses. Managed receivables grew to $87.4 billion at March 31, 2002, compared to $86.6 billion at December 31, 2001 and $74.6 billion at March 31, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured and MasterCard and Visa receivables. Real estate secured receivable growth was strong in both our branches and in our mortgage services business. Growth in our Mortgage Services business was partially offset by a $900 million receivable sale in the first quarter of 2002. Growth in MasterCard and Visa receivables reflects growth in our Union Plus(R)("UP"), our affinity card relationship with the AFL-CIO labor federation, and Renaissance portfolios. The credit card growth was partially offset by attrition in our legacy undifferentiated Household Bank branded portfolio on which we have limited marketing efforts. Return on average managed assets ("ROMA") was 1.57 percent in the first quarter of 2002, compared to 1.60 percent in the year-ago quarter.

BALANCE SHEET REVIEW
--------------------

                                                                Increase (decrease)       Increase (decrease)
                                                  March 31,       from prior year         from prior quarter
                                                              ------------------------------------------------
 (All dollar amounts are stated in millions)           2002        $             %           $            %
--------------------------------------------------------------------------------------------------------------
 Real estate secured                            $  39,239.2   $    8,092.2      26  %   $    2,040.8      5 %
 Auto finance                                       2,610.4          751.6      40             278.2     12
 MasterCard*/Visa*                                  5,836.7          392.2       7          (1,125.3)   (16)
 Private label                                      9,008.5          610.9       7            (839.4)    (9)
 Personal non-credit card (1)                      10,338.0        1,030.1      11            (220.6)    (2)
 Commercial and other                                 478.9          (12.8)     (3)             36.4      8
--------------------------------------------------------------------------------------------------------------
 Total owned receivables                        $  67,511.7   $   10,864.2      19  %   $      170.1      - %
==============================================================================================================

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

(1) Personal non-credit card receivables are comprised of the following:

                                                        March 31,             December 31,         March 31,
(In millions)                                                2002                     2001              2001
------------------------------------------------------------------------------------------------------------
Domestic personal unsecured                            $  6,104.5               $  6,242.9        $  5,886.9
UP personal unsecured                                       178.5                    194.1             127.8
Personal homeowner loans                                  4,055.0                  4,121.6           3,293.2
------------------------------------------------------------------------------------------------------------
Total personal non-credit card                         $ 10,338.0               $ 10,558.6        $  9,307.9
============================================================================================================

Receivables growth was a key contributor to our improved results. Owned receivables increased $10.9 billion, or 19 percent from a year ago, to $67.5 billion. Our real estate secured portfolio reported the strongest growth in terms of dollars as a result of solid growth in both our branches and in our Mortgage Services business. Real estate secured receivable growth was partially offset by the sale of approximately $900 million in whole loans by our Mortgage Service business in March 2002 pursuant to our liquidity management plans. Our auto finance business also reported strong, but controlled growth increasing receivables $752 million, or 40 percent while maintaining stringent underwriting criteria. A strong market, larger sales force, increased dealer penetration and strong Internet originations contributed to the growth in auto finance receivables. Private label receivables increased 7 percent to $9.0 billion primarily as a result of a $560 million portfolio acquisition in the fourth quarter of 2001. Strong growth in our branches contributed to the growth in personal non-credit card receivables. These growth trends reflect increased securitization activity. We securitized $2.4 billion of receivables in the first quarter of 2002, as compared to $902 million in the first quarter of 2001.

Compared to December 31, 2001, growth in our real estate secured and auto finance portfolios were substantially offset by the previously discussed sale of $900 million in real estate secured receivables and normal, seasonal run-off in our credit card portfolios. Increased securitization activity during the quarter also contributed to the decrease.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.12 percent at March 31, 2002, compared with 4.93 percent at December 31, 2001 and 4.77 percent at March 31, 2001. The annualized consumer owned charge-off ratio in the first quarter of 2002 was 3.98 percent, compared with 3.93 percent in the prior quarter and 3.44 percent in the year-ago quarter.

Our debt to equity ratio was 6.6:1 at March 31, 2002 compared to 7.3:1 at December 31, 2001.

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

In the quarter, we took a number of steps to reduce our reliance on short-term debt to strengthen our protection against market induced volatility. These steps included the following:

     . We reduced our outstanding commercial paper balance to $5.7 billion, a $3.1 billion reduction from December 31, 2001.

     .   We built a $1 billion investment security liquidity portfolio.

     .   We issued $2.5 billion of 5-year global debt.

     .   We issued (Pounds)500 million of 10-year debt to investors in the U.K.

     . We accelerated the timing of our securitization activity planned for later in the year. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

                                                                      Three months ended
                                                                               March 31,
         (In millions)                                        2002                  2001
         -------------------------------------------------------------------------------
         MasterCard/Visa                                 $   600.0              $   73.2
         Auto finance                                        425.0                 378.8
         Private label                                       500.0                    --
         Personal non-credit card                            902.7                 450.0
         -------------------------------------------------------------------------------
         Total                                           $ 2,427.7              $  902.0
         ===============================================================================

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

Net interest margin Our net interest margin on an owned basis was $1.5 billion for the first quarter of 2002, up 23 percent from $1.2 billion for the prior-year quarter. The increase was primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

Net interest margin as a percent of average interest-earning assets, annualized, was 8.44 percent in the first quarter of 2002 and 8.19 percent in the year-ago quarter. Lower funding costs were the primary reasons for the expansion over the prior year quarter, as we received the full benefit of 2001 interest rate reductions.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $2.1 billion in the first quarter of 2002, up from $1.7 billion in the first quarter of 2001 primarily due to higher receivable levels and an expanded margin. Net interest margin as a percent of average managed interest-earning assets, annualized, was 9.28 percent in the current quarter, compared to 8.67 percent in the year-ago quarter. Lower funding costs were the primary driver of the increased margin.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because auto finance and MasterCard and Visa receivables, which have wider spreads, are a larger portion of the off-balance sheet portfolio than of the owned portfolio, which primarily consists of lower margin real estate secured loans.

Provision for credit losses The provision for credit losses for receivables totaled $834.1 million for the first quarter of 2002, compared to $627.7 million in the prior-year quarter. The provision as a percent of average owned receivables, annualized, was 4.93 percent in the first quarter of 2002, compared to 4.43 percent in the first quarter of 2001. We recorded owned loss provision greater than charge-offs of $165.5 million during the first quarter. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues on an owned basis were $1.0 billion in the first quarter of 2002 and $852.5 million in the first quarter of 2001 and included the following:

                                                                                              Three months ended
                                                                                                       March 31,
(In millions)                                                                           2002               2001
-----------------------------------------------------------------------------------------------------------------
Securitization revenue                                                           $    490.5          $   372.8
Insurance revenue                                                                     130.1              115.9
Investment income                                                                      41.9               38.3
Fee income                                                                            186.0              197.8
Other income                                                                          158.5              127.7
-----------------------------------------------------------------------------------------------------------------
Total other revenues                                                             $  1,007.0          $   852.5
=================================================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $490.5 million in the first quarter of 2002, compared to $372.8 million in the prior-year quarter. The increase was due to higher average securitized receivables as well as increases in the level of receivables securitized during the period as a result of our decision to accelerate the timing of securitization activity planned for later in the year. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                                                                              Three months ended
                                                                                       March 31,
(In millions)                                                             2002             2001
-------------------------------------------------------------------------------------------------
Net initial gains                                                  $     74.4       $     27.4
Net replenishment gains                                                 148.6            126.9
Servicing revenue and excess spread                                     267.5            218.5
-------------------------------------------------------------------------------------------------
Total                                                              $    490.5       $    372.8
=================================================================================================

The increase in our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), was $34.3 million in the first quarter of 2002 compared to $1.3 million in the year-ago period.

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

Fee income, which includes revenues from fee-based products such as credit cards, was $186.0 million in the first quarter 2002, compared to $197.8 million in the prior-year period. The decrease was primarily due to lower late and overlimit fees in our MasterCard and Visa and private label portfolios.

See Note 11, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $158.5 million in the first quarter of 2002, compared to $127.7 million in the prior-year period. Our seasonal tax refund lending business contributed higher revenues than in the prior period.

Expenses Total costs and expenses for the first quarter of 2002 were $917.2 million compared to $838.0 million in the comparable prior-year period. The increase was driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 35.3 percent in the first quarter of 2002 compared to 39.1 percent in the comparable prior-year period.

Total costs and expenses included the following:

                                                                                                 Three months ended
                                                                                                          March 31,
(In millions)                                                                                2002             2001
--------------------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                                             $ 369.3          $ 312.5
Sales incentives                                                                            51.7             52.4
Occupancy and equipment expense                                                             74.0             68.0
Other marketing expenses                                                                   128.0            120.0
Other servicing and administrative expenses                                                200.6            178.0
Amortization of acquired intangibles and goodwill                                           19.8             40.5
Policyholders' benefits                                                                     73.8             66.6
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                                 $ 917.2          $ 838.0
====================================================================================================================

Salaries and fringe benefits for the first quarter of 2002 were $369.3 million compared to $312.5 million in the first quarter of 2001. The increase was primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the first quarter of 2002 were $51.7 million compared to $52.4 million in the comparable prior-year period. The decrease was primarily due to the implementation of 2002 incentive plans in our branches which, generally, have higher volume requirements than the prior year plans.

Occupancy and equipment expense for the first quarter of 2002 was $74.0 million compared to $68.0 million in the comparable prior-year period. The increase was primarily the result of higher repairs and maintenance costs as well as support facility growth.

Other marketing expenses for the first quarter of 2002 were $128 million compared to $120.0 million in the comparable prior-year period. The increase was due to increased credit card marketing initiatives in the MasterCard and Visa portfolio.

Other servicing and administrative expenses for the first quarter of 2002 were $200.6 million compared to $178.0 million in the comparable prior-year period. Higher collection, REO and consulting expenses contributed to the increase.

Amortization of acquired intangibles and goodwill for the first quarter of 2002 was $19.8 million compared to $40.5 million in the comparable prior-year period. The decrease was primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

Policyholders' benefits for the first quarter of 2002 were $73.8 million compared to $66.6 million in the comparable prior-year period. The increase is consistent with the increase in insurance revenues resulting from the increased policy sales.

CREDIT LOSS RESERVES

Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying condensed consolidated financial statements for receivables by product type and Note 5, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the current and prior year quarter.

The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                                  March 31,       December 31,   March 31,
(All dollar amounts are stated in millions)                          2002             2001          2001
-------------------------------------------------------------------------------------------------------------------
Owned credit loss reserves                                       $   2,630.6       $   2,440.6      $   2,090.0
Reserves as a percent of:
     Receivables                                                        3.90%             3.62%            3.69%
     Net charge-offs (1)                                                98.4             109.5            108.2
     Nonperforming loans                                                92.7              91.4             93.2
===================================================================================================================
(1) Quarter-to-date, annualized

Reserves as a percentage of receivables at March 31, 2002 reflect the impact of the weakened economy, higher levels of delinquency, and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                                      March 31,       December 31,        March 31,
(All dollar amounts are stated in millions)                             2002              2001              2001
--------------------------------------------------------------------------------------------------------------------
Managed credit loss reserves                                     $   3,827.5      $   3,502.7      $    3,070.9
Reserves as a percent of:
     Receivables                                                        4.35%            4.02%             4.09%
     Net charge-offs (1)                                                98.5            108.6             106.3
     Nonperforming loans                                               108.8            105.4             109.7
====================================================================================================================
(1) Quarter-to-date, annualized

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                                                    March 31,     December 31,     March 31,
                                                                      2002            2001           2001
--------------------------------------------------------------------------------------------------------------------
Real estate secured                                                       3.09%             2.89%            2.78%
Auto finance                                                              2.03              2.90             1.77
MasterCard/Visa                                                           7.02              6.26             6.19
Private label                                                             6.67              6.30             6.01
Personal non-credit card                                                 11.13             10.43            10.02
--------------------------------------------------------------------------------------------------------------------
Total Owned                                                               5.12%             4.93%            4.77%
====================================================================================================================

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

Compared to a year ago, the weakened economy contributed to higher delinquency rates in all products. Improved collections in our real estate secured, private label and personal non-credit card portfolios and a growing percentage of real estate secured loans on which we hold a first lien position partially offset the increases resulting from the weakened economy. The improved collections were a direct result of increasing the size of our collection staff, especially in our branch network. In our private label portfolio, a portfolio acquisition in the fourth quarter of 2001 resulted in lower delinquency rates.

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                           March 31,   December 31,      March 31,
                                                                2002           2001           2001
--------------------------------------------------------------------------------------------------
Real estate secured                                             .73%           .71%           .46%
Auto finance                                                   5.66           4.85           4.17
MasterCard/Visa                                               10.47           9.49           9.69
Private label                                                  6.44           6.63           5.46
Personal non-credit card                                       9.35           9.14           7.26
--------------------------------------------------------------------------------------------------
Total Owned                                                    3.98%          3.93%          3.44%
==================================================================================================
Real estate charge-offs and REO expense as a percent of
   average real estate secured receivables                     1.20%          1.06%           .85%
==================================================================================================

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

OWNED NONPERFORMING ASSETS

                                                March 31,      December 31,      March 31,
(In millions)                                        2002              2001           2001
-------------------------------------------------------------------------------------------
Nonaccrual receivables                         $  2,027.6       $  1,853.5     $  1,581.3
Accruing consumer receivables
   90 or more days delinquent                       810.9            814.1          649.9
Renegotiated commercial loans                           -              2.1           12.3
-------------------------------------------------------------------------------------------
Total nonperforming receivables                   2,838.5          2,669.7        2,243.5
Real estate owned                                   454.7            392.6          344.6
-------------------------------------------------------------------------------------------
Total nonperforming assets                     $  3,293.2       $  3,062.3     $  2,588.1
===========================================================================================
Credit loss reserves as a percent of
   nonperforming receivables                         92.7%            91.4%          93.2%
===========================================================================================

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       12      Statement of Computation of Ratio of Earnings to Fixed Charges.

       99.1    Debt Securities Ratings.

       99.2    Independent Accountants' Review Report

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
                                               -----------------------------
                                                (Registrant)

Date:  August 27, 2002                          By: /s/ David A. Schoenholz
       ---------------                          ---------------------------
                                                David A. Schoenholz
                                                President and
                                                Chief Executive Officer
                                                (as principal financial officer)

Exhibit Index

12       Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1     Debt Securities Ratings.

99.2     Independent Accountants' Review Report

99.3     Certification of Chief Executive and Principal Financial Officer.