Form 10-Q/A
period 2002-06-30
HOUSEHOLD FINANCE CORP
filed 2002-08-27
CIK 48681

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
                                                                                          ----
   Item 1.     Financial Statements

               Condensed Consolidated Statements of Income (Unaudited) -
               Three and six months ended June 30, 2002 and 2001 ....................        2

               Condensed Consolidated Balance Sheets -
               June 30, 2002 (Unaudited) and December 31, 2001 ......................        3

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Six months ended June 30, 2002 and 2001 ..............................        4

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited) ...............................................        5

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations ........................       12

PART II.       Other Information

   Item 6.     Exhibits and Reports on Form 8-K .....................................       24

   Signature ........................................................................       25

PART I. RESTATED FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED and RESTATED)

----------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended                Six months ended
                                                                              June 30,                        June 30,
(In millions)                                                     2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------------
Finance and other interest income                           $  2,272.6      $  2,070.7      $  4,455.6      $  4,147.2
Interest expense                                                 767.4           826.2         1,493.4         1,714.0
----------------------------------------------------------------------------------------------------------------------
  Net interest margin                                          1,505.2         1,244.5         2,962.2         2,433.2
Provision for credit losses on owned receivables                 773.1           594.9         1,607.2         1,222.6
----------------------------------------------------------------------------------------------------------------------
Net interest margin after provision for credit losses            732.1           649.6         1,355.0         1,210.6
----------------------------------------------------------------------------------------------------------------------
Securitization revenue                                           465.3           373.9           955.8           746.7
Insurance revenue                                                135.7           118.6           265.8           234.5
Investment income                                                 41.6            34.2            83.4            72.5
Fee income                                                       177.4           189.4           363.5           387.2
Other income                                                      58.3            64.1           216.7           191.8
----------------------------------------------------------------------------------------------------------------------

  Total other revenues                                           878.3           780.2         1,885.2         1,632.7
----------------------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                     379.2           327.8           748.4           640.3
Sales incentives                                                  64.1            71.2           115.8           123.6
Occupancy and equipment expense                                   74.7            67.1           148.8           135.1
Other marketing expenses                                         123.9           109.4           251.9           229.4
Other servicing and administrative expenses                      155.5           146.4           356.1           324.3
Amortization of acquired intangibles and goodwill                 12.6            39.0            32.4            79.5
Policyholders' benefits                                           72.8            62.6           146.6           129.3
----------------------------------------------------------------------------------------------------------------------

  Total costs and expenses                                       882.8           823.5         1,800.0         1,661.5
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       727.6           606.3         1,440.2         1,181.8
Income taxes                                                     251.7           214.4           492.5           419.4
----------------------------------------------------------------------------------------------------------------------

Net income                                                  $    475.9      $    391.9      $    947.7      $    762.4
======================================================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(RESTATED)

--------------------------------------------------------------------------------------------
                                                                 June 30,      December 31,
(In millions, except share data)                                     2002              2001
--------------------------------------------------------------------------------------------
ASSETS                                                         (UNAUDITED)
Cash                                                           $    361.6        $    553.1
Investment securities                                             7,262.3           2,885.4
Receivables, net                                                 70,926.9          66,889.5
Acquired intangibles, net                                           411.8             444.3
Goodwill                                                          1,117.7           1,103.0
Properties and equipment, net                                       431.9             416.1
Real estate owned                                                   449.8             392.6
Other assets                                                      2,343.8           1,845.5
--------------------------------------------------------------------------------------------
Total assets                                                   $ 83,305.8        $ 74,529.5
============================================================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
     Advances from parent company and affiliates               $  1,256.6        $  2,685.2
     Commercial paper, bank and other borrowings                  3,033.3           9,074.6
     Senior and senior subordinated debt (with original
         maturities over one year)                               66,749.5          51,174.8
--------------------------------------------------------------------------------------------
     Total debt                                                  71,039.4          62,934.6
Insurance policy and claim reserves                                 885.8             887.3
Other liabilities                                                 1,652.2           2,073.7
--------------------------------------------------------------------------------------------
     Total liabilities                                           73,577.4          65,895.6
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares authorized,
         issued and outstanding at June 30, 2002 and
         December 31, 2001, and additional paid-in capital        3,790.8           3,790.8
     Retained earnings                                            6,253.6           5,305.9
     Accumulated other comprehensive income (loss)                 (316.0)           (462.8)
--------------------------------------------------------------------------------------------
     Total common shareholder's equity                            9,728.4           8,633.9
--------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                     $ 83,305.8        $ 74,529.5
============================================================================================

See notes to interim condensed consolidated financial statements.

Household Finance Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED and RESTATED)

-------------------------------------------------------------------------------------
                                                                    Six months ended
                                                                            June 30,
(In millions)                                                  2002             2001
-------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                               $    947.7       $    762.4
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned receivables      1,607.2          1,222.6
      Insurance policy and claim reserves                       8.7            135.2
      Depreciation and amortization                            97.8            151.1
      Interest-only strip receivables, net change             (38.9)           (19.1)
      Other assets, excluding SFAS No. 133                    (63.1)           137.7
      Other liabilities, excluding SFAS No. 133               594.0           (305.9)
      Other, net                                              150.8            (41.1)
-------------------------------------------------------------------------------------
Cash provided by operations                                 3,304.2          2,042.9
-------------------------------------------------------------------------------------

INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                            (2,602.5)          (888.4)
      Matured                                                 304.7            132.5
      Sold                                                    232.0            403.8
Short-term investment securities, net change               (2,268.3)           629.0
Receivables:
      Originations, net                                   (21,639.1)       (17,187.3)
      Purchases and related premiums                       (2,135.7)        (1,392.7)
      Sold                                                 17,941.0         14,372.6
Properties and equipment purchased                            (67.7)           (77.9)
Properties and equipment sold                                     -              2.2
Advances to parent company and affiliates                  (1,428.6)        (1,410.2)
-------------------------------------------------------------------------------------
Cash decrease from investments in operations              (11,664.2)        (5,416.4)
-------------------------------------------------------------------------------------

FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                                (6,041.3)           254.6
Senior and senior subordinated debt issued                 19,520.6         10,436.8
Senior and senior subordinated debt retired                (5,260.3)        (6,888.6)
Policyholders' benefits paid                                  (50.5)           (49.8)
Dividends paid to parent company                                  -           (500.0)
-------------------------------------------------------------------------------------
Cash increase from financing and capital transactions       8,168.5          3,253.0
-------------------------------------------------------------------------------------
Decrease in cash                                             (191.5)          (120.5)
Cash at January 1                                             553.1            294.4
-------------------------------------------------------------------------------------
Cash at June 30                                          $    361.6       $    173.9
=====================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                            $  1,469.4       $  1,625.5
Income taxes paid                                             508.8            917.8
-------------------------------------------------------------------------------------

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED and RESTATED)

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

The separate results for HFC and HBSB were as follows:

--------------------------------------------------------------------------------
                                                             Three months ended
                                                                       June 30,
(In millions)                                                2002          2001
--------------------------------------------------------------------------------
Net Interest Margin and Other Revenues/(1)/
     HFC                                               $  2,108.4    $  1,679.1
     HBSB                                                   286.9         383.7
     Intercompany Adjustments                               (84.6)       (100.7)
--------------------------------------------------------------------------------
            Total                                      $  2,310.7    $  1,962.1
================================================================================

Net Income:
     HFC                                               $    381.2    $    345.6
     HBSB                                                    99.3          58.2
     Intercompany Adjustments                                (4.6)        (11.9)
--------------------------------------------------------------------------------
            Total                                      $    475.9    $    391.9
================================================================================

                                                              Six months ended
                                                                       June 30,
(In millions)                                                2002          2001
--------------------------------------------------------------------------------
Net Interest Margin and Other Revenues/(1)/
     HFC                                               $  4,302.6    $  3,332.3
     HBSB                                                   565.9         777.2
     Intercompany Adjustments                              (167.7)       (172.9)
--------------------------------------------------------------------------------
            Total                                      $  4,700.8    $  3,936.6
================================================================================

Net Income:
     HFC                                               $    771.6    $    628.7
     HBSB                                                   178.4         135.9
     Intercompany Adjustments                                (2.3)         (2.2)
--------------------------------------------------------------------------------
            Total                                      $    947.7    $    762.4
================================================================================

/1/ Net of policyholder benefits.

MasterCard and Visa Restatement: We have restated our consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and the quarter ended March 31, 2002. This Form 10-Q/A and the exhibits included herewith include all adjustments relating to the restatement for all such prior periods. The restatement relates to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements that were entered into between 1992 and 1999 as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, have advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The balance of retained earnings at December 31, 2001 has been restated from amounts previously reported to reflect a retroactive charge of $241.0 million, after tax, for these items. This restatement was previously disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2002 which was filed with the Securities and Exchange Commission on August 14, 2002.

The cumulative restatement is as follows for the periods presented below:

                                                                                         % Change from Prior
                              Restatements to Reported Income                             Period Net Income
----------------------------------------------------------------------------------------------------------------
(Dollars in                                                          % Change
Millions)                Pre-Tax     Tax Effect     After Tax       to Reported     As Reported      As Restated
----------------------------------------------------------------------------------------------------------------
Q2 2002               $    (9.3)     $      3.4      $   (5.9)         (1.2)%          19.6%             21.4%
Q1 2002                   (28.2)           10.3         (17.9)         (3.6)           24.7              27.4
                      ------------------------------------------------------------------------------------------
  6 months                (37.5)           13.7         (23.8)         (2.4)           22.1              24.3
2001                      (89.8)           33.1         (56.7)         (3.2)           22.6              23.8
2000                      (94.6)           34.8         (59.8)         (4.1)           15.6              15.8
1999                      (85.8)           31.5         (54.3)         (4.3)           23.7              20.9
1994-1998                (111.1)           40.9         (70.2)
----------------------------------------------------------------------------------------------------------------

3. INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

--------------------------------------------------------------------------------------------------------------
                                                                        June 30,                  December 31,
                                                                            2002                          2001
--------------------------------------------------------------------------------------------------------------
                                                        Amortized           Fair       Amortized          Fair
(In millions)                                                Cost          Value            Cost         Value
--------------------------------------------------------------------------------------------------------------
Corporate debt securities                              $  2,031.9     $  2,015.2      $  2,087.3     $ 2,051.8
Money market funds                                        1,806.5        1,806.5            79.7          79.7
Certificates of deposit                                      22.5           22.5            83.1          83.1
U.S. government and federal agency debt securities        2,372.0        2,374.2           272.5         273.3
Marketable equity securities                                 31.6           25.1            24.3          21.2
Other                                                       967.4          976.3           331.5         336.4
--------------------------------------------------------------------------------------------------------------
Subtotal                                                  7,231.9        7,219.8         2,878.4       2,845.5
Accrued investment income                                    42.5           42.5            39.9          39.9
--------------------------------------------------------------------------------------------------------------
Total available-for-sale investments                   $  7,274.4     $  7,262.3      $  2,918.3     $ 2,885.4
==============================================================================================================

4. RECEIVABLES

                                                                      June 30,       December 31,
(In millions)                                                             2002               2001
-------------------------------------------------------------------------------------------------
Real estate secured                                               $   42,303.3       $   37,198.4
Auto finance                                                           2,369.4            2,332.2
MasterCard*/Visa*                                                      6,200.6            6,962.0
Private label                                                          9,095.0            9,847.9
Personal non-credit card                                              11,268.4           10,558.6
Commercial and other                                                     468.8              442.5
-------------------------------------------------------------------------------------------------
Total owned receivables                                               71,705.5           67,341.6
Accrued finance charges                                                1,419.5            1,411.3
Credit loss reserves for owned receivables                            (2,711.4)          (2,440.6)
Unearned credit insurance premiums and claims reserves                  (710.0)            (750.3)
Interest-only strip receivables                                          951.3              924.0
Amounts due and deferred from receivables sales                          272.0              403.5
-------------------------------------------------------------------------------------------------
Total owned receivables, net                                          70,926.9           66,889.5
Receivables serviced with limited recourse                            20,588.9           19,759.3
-------------------------------------------------------------------------------------------------
Total managed receivables, net                                    $   91,515.8       $   86,648.8
=================================================================================================

--------------
* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

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

The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                               June 30,         December 31,
(In millions)                                      2002                 2001
----------------------------------------------------------------------------
Real estate secured                       $     575.4          $      861.8
Auto finance                                  4,518.2               4,026.6
MasterCard/Visa                               9,080.5               9,047.5
Private label                                 2,650.0               2,150.0
Personal non-credit card                      3,764.8               3,673.4
----------------------------------------------------------------------------
Total                                     $  20,588.9          $   19,759.3
============================================================================

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:


                                                   June 30,         December 31,
(In millions)                                          2002                 2001
--------------------------------------------------------------------------------
Real estate secured                            $   42,878.7        $  38,060.2
Auto finance                                        6,887.6            6,358.8
MasterCard/Visa                                    15,281.1           16,009.5
Private label                                      11,745.0           11,997.9
Personal non-credit card                           15,033.2           14,232.0
Commercial and other                                  468.8              442.5
--------------------------------------------------------------------------------
Managed receivables                            $   92,294.4        $  87,100.9
================================================================================


5.       CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended                 Six months ended
                                                                               June 30,                         June 30,
(In millions)                                                   2002             2001            2002             2001
------------------------------------------------------------------------------------------------------------------------
Credit loss reserves for owned receivables:
   Credit loss reserves at beginning of period               $ 2,630.6        $ 2,090.0      $ 2,440.6        $ 1,940.6
   Provision for credit losses                                   773.1            594.9        1,607.2          1,222.6
   Charge-offs                                                  (762.3)          (568.3)      (1,482.4)        (1,095.4)
   Recoveries                                                     55.3             46.0          106.8             90.0
   Other, net                                                     14.7             15.2           39.2             20.0
------------------------------------------------------------------------------------------------------------------------
   Credit loss reserves for owned receivables
       at June 30                                              2,711.4          2,177.8        2,711.4          2,177.8
------------------------------------------------------------------------------------------------------------------------
Credit loss reserves for receivables
   serviced with limited recourse:
   Credit loss reserves at beginning of period                 1,196.9            980.9        1,062.1          1,001.4
   Provision for credit losses                                   392.0            263.5          820.5            483.9
   Charge-offs                                                  (339.8)          (262.6)        (663.6)          (516.3)
   Recoveries                                                     23.6             16.6           44.3             31.0
   Other, net                                                      9.1             (1.4)          18.5             (3.0)
------------------------------------------------------------------------------------------------------------------------
   Credit loss reserves for receivables serviced with
     limited recourse at June 30                               1,281.8            997.0        1,281.8            997.0
------------------------------------------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables
     at June 30                                              $ 3,993.2        $ 3,174.8      $ 3,993.2        $ 3,174.8
========================================================================================================================

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

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,     December 31,
(In millions)                                                                              2002             2001
--------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships                                                $   1,027.3         $ 1,027.3
Other intangibles                                                                         26.5              26.5
Accumulated amortization - purchased credit card relationship                           (635.3)           (603.8)
Accumulated amortization - other intangibles                                              (6.7)             (5.7)
--------------------------------------------------------------------------------------------------------------------
Acquired intangibles, net                                                          $     411.8         $   444.3
====================================================================================================================

Acquired intangible amortization expense totaled $12.6 million for the quarter ended June 30, 2002, $24.2 million for the quarter ended June 30, 2001, $32.5 million for the six months ended June 30, 2002, $50.2 million for the six months ended June 30, 2001 and $99.0 million for the twelve months ended December 31, 2001.

Estimated amortization expense associated with purchased credit card relationships for each of the following years is as follows:

--------------------------------------------------------------------------------
(In millions)
Year ending December 31,
--------------------------------------------------------------------------------
2002                                                                     $ 52.7
2003                                                                       50.3
2004                                                                       47.7
2005                                                                       43.3
2006                                                                       40.9
--------------------------------------------------------------------------------

The following table discloses the impact of goodwill amortization on net income for the periods indicated.

---------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended             Six months ended
                                                                               June 30,                     June 30,
(In millions)                                                        2002          2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
Reported net income                                               $475.9         $391.9       $947.7          $762.4
Add back: Goodwill amortization, net                                   -            8.1            -            16.2
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                               $475.9         $400.0       $947.7          $778.6
=====================================================================================================================

There were no significant changes to our recorded amount of goodwill, either in total or by segment, during the current quarter.

7.   INCOME TAXES

Our effective tax rate was 34.2 percent for the six months ended June 30, 2002 and 35.5 percent for the first six months of 2001. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our parent company's current requirements. Net advances from parent company and affiliates were $1,256.6 million at June 30, 2002 compared to $2,685.2 million at December 31, 2001. Net interest expense on affiliated balances was $1.9 million for the quarter ended June 30, 2002, $39.1 million for the quarter ended June 30, 2001, $11.3 million for the six months ended June 30, 2002 and $88.4 million for the six months ended June 30, 2001.

9.   COMPREHENSIVE INCOME

Comprehensive income was $297.0 million for the quarter ended June 30, 2002, $404.4 million for the quarter ended June 30, 2001, $1,094.5 million for the six months ended June 30, 2002 and $509.7 million for the six months ended June 30, 2001.

The components of accumulated other comprehensive income (loss) were as follows:

---------------------------------------------------------------------------------------------------------
                                                                               June 30,    December 31,
(In millions)                                                                      2002            2001
---------------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                           $  (510.0)     $   (645.6)
Unrealized gains on investments and interest-only strip receivables              186.8           179.2
Foreign currency translation adjustments                                           7.2             3.6
---------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                                $  (316.0)     $   (462.8)
=========================================================================================================

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

Reportable Segments - Managed Basis

                                                                                         Managed                               Owned
                                                                    Adjustments/           Basis                               Basis
                                                  All                Reconciling    Consolidated   Securitization       Consolidated
(In millions)                      Consumer     Other       Totals         Items          Totals      Adjustments             Totals
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2002
Net interest margin               $ 2,075.4 $    33.2    $ 2,108.6           -         $  2,108.6    $   (603.4)(5)       $ 1,505.2
Fee income                            341.1       1.4        342.5           -              342.5        (165.1)(5)           177.4
Other revenues (1)                    173.8     129.3        303.1   $   (51.5)(2)          251.6         376.5 (5)           628.1
Intersegment revenues                  51.0        .5         51.5       (51.5)(2)              -             -                   -
Provision for credit losses         1,171.3      (8.2)     1,163.1         2.0 (3)        1,165.1        (392.0)(5)           773.1
Net income                            402.9     106.9        509.8       (33.9)             475.9             -               475.9
Receivables                        91,181.6   1,112.8     92,294.4           -           92,294.4     (20,588.9)(6)        71,705.5
Assets                             94,092.4  18,072.1    112,164.5    (8,269.8)(4)      103,894.7     (20,588.9)(6)        83,305.8
Goodwill                            1,106.3      11.4      1,117.7           -            1,117.7             -             1,117.7
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
Net interest margin               $ 1,686.2 $    20.6    $ 1,706.8           -         $  1,706.8    $   (462.3)(5)       $ 1,244.5
Fee income                            348.3       1.4        349.7           -              349.7        (160.3)(5)           189.4
Other revenues (1)                    127.7     107.4        235.1   $   (66.0)(2)          169.1         359.1 (5)           528.2
Intersegment revenues                  65.4        .6         66.0       (66.0)(2)              -             -                   -
Provision for credit losses           843.5      13.8        857.3         1.1 (3)          858.4        (263.5)(5)           594.9
Net income                            366.0      68.4        434.4       (42.5)             391.9             -               391.9
Receivables                        76,996.6     533.4     77,530.0           -           77,530.0     (18,487.4)(6)        59,042.6
Assets                             80,006.3  12,751.9     92,758.2    (8,292.3)(4)       84,465.9     (18,487.4)(6)        65,978.5
Goodwill                            1,120.4      11.8      1,132.2           -            1,132.2             -             1,132.2
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2002
Net interest margin               $ 4,083.3 $    96.5    $ 4,179.8           -         $  4,179.8    $ (1,217.6)(5)       $ 2,962.2
Fee income                            679.8       4.1        683.9           -              683.9        (320.4)(5)           363.5
Other revenues (1)                    421.1     334.4        755.5   $   (97.9)(2)          657.6         717.5 (5)         1,375.1
Intersegment revenues                  96.7       1.2         97.9       (97.9)(2)              -             -                   -
Provision for credit losses         2,429.5      19.8      2,449.3       (21.6)(3)        2,427.7        (820.5)(5)         1,607.2
Net income                            757.0     239.1        996.1       (48.4)             947.7             -               947.7
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2001
Net interest margin               $ 3,347.0 $    12.9    $ 3,359.9           -         $  3,359.9    $   (926.7)(5)       $ 2,433.2
Fee income                            696.8       2.9        699.7           -              699.7        (312.5)(5)           387.2
Other revenues (1)                    187.7     294.6        482.3   $  (121.4)(2)          360.9         755.3 (5)         1,116.2
Intersegment revenues                 120.5        .9        121.4      (121.4)(2)              -             -                   -
Provision for credit losses         1,687.6      16.5      1,704.1         2.4 (3)        1,706.5        (483.9)(5)         1,222.6
Net income                            675.5     165.4        840.9       (78.5)             762.4             -               762.4
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Household Finance Corporation and Subsidiaries

FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended              Six months ended
                                                                                 June 30,                      June 30,
(Dollar amounts are in millions, except per share data)                  2002        2001           2002           2001
------------------------------------------------------------------------------------------------------------------------
Net income                                                           $  475.9    $  391.9      $  947.7       $  762.4
Net interest margin and other revenues (1)                            2,310.7     1,962.1       4,700.8        3,936.6
Owned Basis Ratios:
     Return on average owned assets                                      2.42 %      2.41 %        2.45 %         2.34 %
     Return on average common shareholder's equity                       18.6        18.4          19.2           18.1
     Net interest margin                                                 8.30        8.39          8.37           8.29
     Consumer net charge-off ratio, annualized                           4.07        3.62          4.03           3.53
     Reserves as a percentage of net charge-offs                         95.9       104.2          98.6          108.3
     Efficiency ratio (2)                                                35.1        38.8          35.2           38.9
Managed Basis Ratios:(3)
     Return on average managed assets                                    1.93 %      1.89 %        1.94 %         1.83 %
     Net interest margin                                                 9.11        8.83          9.19           8.75
     Consumer net charge-off ratio, annualized                           4.57        4.06          4.51           3.97
     Reserves as a percentage of net charge-offs                         97.6       103.3         100.1          106.5
     Efficiency ratio (2)                                                30.0        34.2          30.0           34.7
------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                                       June 30,      December 31,
(Dollar amounts are in millions)                                           2002              2001
---------------------------------------------------------------------------------------------------
Owned Basis:
     Total assets                                                    $ 83,305.8        $ 74,529.5
     Receivables                                                       71,705.5          67,341.6
     Debt to equity ratio                                                 7.3:1 %           7.3:1 %
     Two-month-and-over contractual delinquency                            4.77              4.93
     Reserves as a percentage of receivables                               3.78              3.62
     Reserves as a percentage of nonperforming loans                       97.1              91.4
Managed Basis:(3)
     Total assets                                                    $103,894.7        $ 94,288.8
     Receivables                                                       92,294.4          87,100.9
     Tangible shareholder's equity to tangible managed assets (4)          8.37 %            8.15 %
     Two-month-and-over contractual delinquency                            4.68              4.75
     Reserves as a percentage of receivables                               4.33              4.02
     Reserves as a percentage of nonperforming loans                      113.4             105.4
---------------------------------------------------------------------------------------------------

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

The cumulative restatement is as follows for the periods presented below:

                                                                              % Change from Prior
                      Restatements to Reported Income                          Period Net Income
------------------------------------------------------------------------------------------------------
(Dollars in                                                 % Change
millions)       Pre-Tax    Tax Effect       After Tax     to Reported     As Reported     As Restated
------------------------------------------------------------------------------------------------------
Q2 2002         $  (9.3)     $  3.4         $  (5.9)         (1.2)%          19.6%           21.4%
Q1 2002           (28.2)       10.3           (17.9)         (3.6)           24.7            27.4
              ----------------------------------------------------------------------------------------
  6 months        (37.5)       13.7           (23.8)         (2.4)           22.1            24.3
2001              (89.8)       33.1           (56.7)         (3.2)           22.6            23.8
2000              (94.6)       34.8           (59.8)         (4.1)           15.6            15.8
1999              (85.8)       31.5           (54.3)         (4.3)           23.7            20.9
1994-1998        (111.1)       40.9           (70.2)
------------------------------------------------------------------------------------------------------

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

OPERATIONS SUMMARY AND TRENDS

..    Our net income for the second quarter of 2002 increased 21 percent to
     $475.9 million, from $391.9 million a year ago. Net income for the first six months of 2002 was $947.7 million, compared to $762.4 million in the year-ago period. Our improved results were due to significant receivable and revenue growth. Partially offsetting the revenue growth were higher operating expenses as a result of portfolio growth and higher credit loss provision due to the economic environment. Our credit loss provision was greater than charge-offs by $66.1 million in the current quarter and $231.6 million year-to-date. In addition, our year-to-date earnings included higher revenues from our tax refund lending business.

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

..    On July 22, 2002, the four federal bank regulatory agencies issued draft guidance for account management and loss allowance practices for credit card lending. The agencies have indicated that they intend to issue final guidance in September, 2002. As such, we do not yet know what the final form of the guidance will be. Based on the current draft, however, we do not expect the guidance to have a material adverse impact on our financial statements or the way we manage our business.

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

SEGMENT RESULTS--MANAGED BASIS

Our Consumer segment reported net income of $402.9 million for the second quarter compared to $366.0 million in the year-ago quarter. Year-to-date, net income increased to $757.0 million compared to $675.5 million for the first six months of 2001. Net interest margin, fee income and other revenues increased $428.1 million, to $2.6 billion in the quarter and $1.0 billion, to $5.2 billion year-to-date. Strong receivable growth and higher securitization activity, pursuant to our liquidity management plans, drove the increases. The higher revenues were offset by substantially higher credit loss provision and higher expenses. Our credit loss provision rose $327.8 million, to $1.2 billion in the quarter and $741.9 million, to $2.4 billion year-to-date as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording provision greater than charge-offs of $151.6 million in the quarter and $440.6 million year-to-date. Higher salary and operating expenses were the result of additional employees and operating costs to support the increased receivable levels, additional collectors and investments in the growth of our businesses. Managed receivables grew to $91.2 billion at June 30, 2002, compared to $87.4 billion at March 31, 2002 and $77.0 billion at June 30, 2001. The managed receivable growth was driven by growth in all products with the strongest growth in our real estate secured receivables and compared to the prior year, in our MasterCard and Visa receivables. Real estate receivables growth was strong in both our branches and in our mortgage services business. Growth in MasterCard and Visa receivables reflects growth in our Union Privilege(R)("UP") portfolio, our affinity relationship with AFL-CIO labor federation, and Renaissance portfolios.

Return on average managed assets ("ROMA") was 1.75 and 1.66 percent in the second quarter and first six months of 2002 compared to 1.87 and 1.74 percent in the year-ago periods. The decline in the ratio reflects higher credit loss provision.

BALANCE SHEET REVIEW

                                                         Increase (decrease)       Increase (decrease)
                                             June 30,     from prior year          from prior quarter
                                                     ------------------------------------------------
(All dollar amounts are stated in              2002         $           %             $          %
millions)
-----------------------------------------------------------------------------------------------------
 Real estate secured                     $   42,303.3    $   9,607.0    29 %    $  3,064.1       8 %
 Auto finance                                 2,369.4          475.4    25          (241.0)     (9)
 MasterCard*/Visa*                            6,200.6          338.0     6           363.9       6
 Private label                                9,095.0          628.1     7            86.5       1
 Personal non-credit card (1)                11,268.4        1,627.9    17           930.4       9
 Commercial and other                           468.8          (13.6)   (3)          (10.1)     (2)
-----------------------------------------------------------------------------------------------------
 Total owned receivables                 $   71,705.5    $  12,662.8    21 %    $  4,193.8       6 %
=====================================================================================================


* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

(1) Personal non-credit card receivables are comprised of the following:

                                             June 30,    March 31,    June 30,
(In millions)                                    2002         2002        2001
------------------------------------------------------------------------------
Personal unsecured                        $   6,730.7   $  6,104.5   $ 5,815.5

Union Plus personal unsecured                   144.5        178.5       134.1

Personal homeowner loans                      4,393.2      4,055.0     3,690.9
------------------------------------------------------------------------------
Total personal non-credit card            $  11,268.4   $ 10,338.0   $ 9,640.5
==============================================================================

Receivables growth was a key contributor to our improved results. To support capital levels to maintain acceptable debt ratings we expect to control receivable growth with portfolio sales for the remainder of 2002. In this manner, we do not anticipate our business operations will be adversely affected.

Compared to June 30, 2001, owned receivables increased $12.7 billion, or 21 percent, to $71.7 billion. Receivable growth was strongest in our real estate secured portfolio, which increased 29 percent over the June 2001 level and was balanced between our branch-based consumer lending business and our mortgage services businesses. This growth was partially offset by the sale of approximately $900 million in whole loans by our mortgage services business in March 2002 pursuant to our liquidity management plans. Our auto finance business increased receivables $475.4 million, or 25 percent while maintaining consistent underwriting criteria. A strong and rational market, larger sales force, increased dealer penetration and strong Internet originations contributed to the growth in auto finance receivables. Growth in our MasterCard and Visa portfolio reflects growth in our Union Privilege, near-prime new Household Bank branded base and Renaissance portfolios. Private label receivables increased 7 percent to $9.1 billion reflecting the $725 million portfolio acquisition in the fourth quarter of 2001. Personal non-credit card receivables increased 17 percent to $11.3 billion. Our branches generated strong growth, especially in our personal homeowner loan portfolio which increased 19 percent. In addition, receivable growth was partially offset by securitization activity. During the twelve months ended June 30, 2002, we securitized $7.0 billion of receivables including $3.0 billion of auto finance receivables, $.7 billion of MasterCard and Visa receivables, $1.0 billion of private label receivables and $2.3 billion of personal non-credit card receivables.

Compared to March 31, 2002, receivables grew $4.2 billion or an annualized 25 percent. Growth in real estate secured and personal non-credit card receivables was the result of good consumer demand which generated strong volume in our branch-based consumer lending and mortgage services businesses. In our auto finance portfolio, receivable growth was more than offset by higher securitization levels. During the second quarter, we securitized $1.4 billion of receivables including $925.0 million of auto finance receivables and $450.0 million of personal non-credit card receivables.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 4.77 percent at June 30, 2002, compared with 5.12 percent at March 31, 2002 and 4.93 percent at June 30, 2001. The annualized consumer owned charge-off ratio in the second quarter of 2002 was 4.07 percent, compared with 3.98 percent in the prior quarter and 3.62 percent in the year-ago quarter.

Our debt to equity ratio was 7.3:1 at June 30, 2002 compared to 7.3:1 at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

No dividends were paid to our parent in the first six months of 2002. In 2001, we paid dividends to our parent company of $225 million in the second quarter and $275 million in the first quarter. During the first six months of 2002 and 2001, we received no capital contributions from our parent. As a result of our MasterCard and Visa restatement and its impact on our capital position, we have committed to increase our capital levels by December 31, 2002. Initiatives will include portfolio sales to control growth and capital contributions from our parent as necessary. We do not believe our capital plan will materially impact our business operations or future prospects.

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

    . We continued to actively access the securitization market as part of liquidity management actions to limit reliance on short-term unsecured debt in potentially volatile markets. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

                                                     Three months ended              Six months ended
                                                               June 30,                      June 30,
         (In millions)                          2002               2001          2002            2001
         --------------------------------------------------------------------------------------------
         Auto finance                         $  925.0        $   595.0      $1,350.0       $   973.8
         Mastercard/Visa                             -             78.0         600.0           151.2
         Private label                               -                -         500.0               -
         Personal non-credit card                450.0            550.0       1,352.7         1,000.0
         --------------------------------------------------------------------------------------------
         Total                                $1,375.0        $ 1,223.0      $3,802.7       $ 2,125.0
         ============================================================================================

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

Regulatory Matters

Our banking subsidiaries are subject to the capital adequacy guidelines adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In the first quarter of 2002, we made capital contributions to our banking subsidiary of approximately $250 million in response to the 2001 Guidance for Subprime Lending Programs issued by the Office of Thrift Supervision, OCC and FDIC. We currently do not anticipate the need for significant additional capital contributions to our banking subsidiary. As part of the combination of our credit card banks, we confirmed our support for HBSB and have designated approximately half of our $4.3 billion investment security liquidity portfolio to enhance liquidity in this subsidiary.

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

Net interest margin Net interest margin on an owned basis was $1.5 billion for the second quarter of 2002, up 25 percent from $1.2 billion for the prior-year quarter. Net interest margin on an owned basis for the first six months of 2002 was $3.0 billion, up from $2.4 billion in the prior-year period. The increases were primarily due to receivables growth and lower funding costs resulting from easing in United States monetary policy in 2001.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 8.30 percent in the quarter and 8.37 percent in the first six months of 2002, compared to 8.39 and 8.29 percent in the year-ago periods. The decrease in the quarter was due to an increase in the percentage of real estate secured receivables in our portfolio as well as a larger liquidity-related investment portfolio. Both real estate secured receivables and the liquidity-related investment portfolio have lower margins than our other products. These reductions were partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased $401.9 million, to $2.1 billion in the second quarter of 2002 and $820.0 million, to $4.2 billion year-to-date primarily due to higher receivable levels and an expanded margin.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 9.11 percent in the current quarter and 9.19 percent in the first six months of 2002, compared to 8.83 and 8.75 percent in the year-ago periods. The net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes more auto finance, MasterCard and Visa and personal non-credit card receivables, which have higher yields. Lower funding costs were the primary driver of the increased margin.

Provision for credit losses The provision for credit losses for receivables for the second quarter of 2002 totaled $773.1 million, compared to $594.9 million in the prior-year quarter. The provision for the first six months of 2002 was $1.6 billion, compared to $1.2 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 4.42 percent in the second quarter of 2002, compared to 4.09 percent in the second quarter of 2001. We recorded owned loss provision greater than charge-offs of $66.1 million during the second quarter and $231.6 million during the first six months of 2002. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See
Note 5, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues Total other revenues were $878.3 million and $1.9 billion for the second quarter and first six months of 2002, compared to $780.2 million and $1.6 billion for the same periods in 2001 and included the following:

                                                                    Three months ended            Six months ended
                                                                              June 30,                    June 30,
(In millions)                                                       2002          2001           2002         2001
--------------------------------------------------------------------------------------------------------------------
Securitization revenue                                          $  465.3      $  373.9      $   955.8     $  746.7
Insurance revenue                                                  135.7         118.6          265.8        234.5
Investment income                                                   41.6          34.2           83.4         72.5
Fee income                                                         177.4         189.4          363.5        387.2
Other income                                                        58.3          64.1          216.7        191.8
--------------------------------------------------------------------------------------------------------------------
Total other revenues                                            $  878.3      $  780.2      $ 1,885.2     $1,632.7
====================================================================================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $465.3 and $955.8 million for the second quarter and first six months of 2002, compared to $373.9 and $746.7 million for the same periods in 2001. The increase was due to higher average securitized receivables as well as increases in the level of receivables securitized during both the quarter and year-to-date. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                                                          Three months ended            Six months ended
                                                                    June 30,                    June 30,
(In millions)                                           2002            2001           2002         2001
---------------------------------------------------------------------------------------------------------
Net initial gains                                   $   49.2       $    30.5      $   123.6     $   57.9
Net replenishment gains                                153.8           128.6          302.4        255.5
Servicing revenue and excess spread                    262.3           214.8          529.8        433.3
---------------------------------------------------------------------------------------------------------
Total                                               $  465.3       $   373.9      $   955.8     $  746.7
=========================================================================================================

Our interest-only strip receivables increased $4.4 and $38.9 million in the second quarter and first six months of 2002 compared to $17.8 and $19.1 million in the year-ago periods. These increases are net of the related loss reserve and exclude the mark-to-market adjustment recorded in accumulated other comprehensive income.

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

Fee income, which includes revenues from fee-based products such as credit cards, was $177.4 and $363.5 million in the second quarter and first six months of 2002, compared to $189.4 and $387.2 million in the year-ago periods. The decreases were primarily due to lower late fees as a result of improvements in early stage delinquencies in our credit card businesses.

See Note 11, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $58.3 and $216.7 million in the second quarter and first six months of 2002 compared to $64.1 and $191.8 million in the prior-year periods. Our seasonal tax refund lending and mortgage banking subsidiary reported higher revenues in both the quarter and year-to-date. In the quarter, these increases were more than offset by lower servicing fees for servicing receivables of affiliates.

Expenses Total costs and expenses for the second quarter and first six months of 2002 were $882.8 million and $1.8 billion compared to $823.5 million and $1.7 billion in the comparable prior-year periods. The increases were driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was 35.1 and 35.2 percent in the second quarter and first six months of 2002 compared to 38.8 and 38.9 percent in the comparable prior-year periods.

Total costs and expenses included the following:

                                                                    Three months ended            Six months ended
                                                                              June 30,                    June 30,
(In millions)                                                     2002            2001           2002         2001
-------------------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                  $  379.2        $  327.8      $   748.4     $  640.3
Sales incentives                                                  64.1            71.2          115.8        123.6
Occupancy and equipment expense                                   74.7            67.1          148.8        135.1
Other marketing expenses                                         123.9           109.4          251.9        229.4
Other servicing and administrative expenses                      155.5           146.4          356.1        324.3
Amortization of acquired intangibles and goodwill                 12.6            39.0           32.4         79.5
Policyholders' benefits                                           72.8            62.6          146.6        129.3
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                      $  882.8        $  823.5      $ 1,800.0     $1,661.5
===================================================================================================================

Salaries and fringe benefits for the second quarter and first six months of 2002 were $379.2 and $748.4 million compared to $327.8 and $640.3 million in the second quarter and first six months of 2001. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the second quarter and first six months of 2002 were $64.1 and $115.8 million compared to $71.2 and $123.6 million in the comparable prior-year periods. The decreases were due to the implementation of 2002 incentive plans in our branches which, generally, have higher volume requirements than the prior-year plans.

Occupancy and equipment expense for the second quarter and first six months of 2002 was $74.7 and $148.8 million compared to $67.1 and $135.1 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and maintenance costs.

Other marketing expenses for the second quarter and first six months of 2002 were $123.9 and $251.9 million compared to $109.4 and $229.4 million in the comparable prior-year periods. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the second quarter and first six months of 2002 were $155.5 and $356.1 million compared to $146.4 and $324.3 million in the comparable prior-year periods. Higher collection, REO, legal and consulting expenses contributed to the increases.

Amortization of acquired intangibles and goodwill for the second quarter and first six months of 2002 was $12.6 and $32.4 million compared to $39.0 and $79.5 million in the comparable prior-year periods. The decreases were primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

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

The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                           June 30,      March 31,       June 30,
(All dollar amounts are stated in millions)                    2002           2002           2001
-------------------------------------------------------------------------------------------------
Owned credit loss reserves                               $  2,711.4     $  2,630.6     $  2,177.8
Reserves as a percent of:
     Receivables                                               3.78%          3.90%          3.69%
     Net charge-offs (1)                                       95.9           98.4          104.2
     Previous 12 months' net charge-offs                      104.3          109.0          115.0
     Nonperforming loans                                       97.1%          92.7%          92.7%
=================================================================================================

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

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                          June 30,       March 31,       June 30,
(All dollar amounts are stated in millions)                   2002            2002           2001
-------------------------------------------------------------------------------------------------
Managed credit loss reserves                            $  3,993.3      $  3,827.5     $  3,174.8
Reserves as a percent of:
     Receivables                                              4.33%           4.35%          4.09%
     Net charge-offs (1)                                      97.6            98.5          103.3
     Previous 12 months' net charge-offs                     107.1           110.2          112.4
     Nonperforming loans                                     113.4           108.8          111.8
=================================================================================================

(1) Quarter-to-date, annualized

Managed basis reserve ratios are somewhat higher than comparable owned basis ratios because our managed portfolio includes a lower percentage of real estate secured receivables, which historically have had lower credit losses than our other products.

CREDIT QUALITY

Delinquency - Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                                          June 30,       March 31,       June 30,
                                                              2002            2002           2001
-------------------------------------------------------------------------------------------------
Real estate secured                                          2.85%           3.09%          2.83%
Auto finance                                                 2.98            2.03           2.43
MasterCard/Visa                                              6.06            7.02           5.75
Private label                                                6.51            6.67           7.09
Personal non-credit card                                    10.27           11.13          10.16
-------------------------------------------------------------------------------------------------
Total Owned                                                  4.77%           5.12%          4.93%
=================================================================================================

Compared to the previous quarter, all products except auto finance reported lower delinquencies which was well within our expectations. The biggest improvement was in our MasterCard and Visa portfolio especially in the subprime portfolio. The sequential increase in auto finance delinquency is consistent with historical seasonal trends.

Compared to a year ago, the weakened economy contributed to higher delinquency rates in all products, except private label. These increases were partially offset in our real estate secured and personal non-credit card portfolios by improved collections. The improved collections were a direct result of increasing the size of our collection staff, especially in our branch network.

Net Charge-offs of Consumer Receivables - Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                              June 30,     March 31,      June 30,
                                                                  2002          2002          2001
-----------------------------------------------------------------------------------------------------
Real estate secured                                                .94%          .73%          .52%
Auto finance                                                      4.78          5.66          3.27
MasterCard/Visa                                                  11.09         10.47          9.98
Private label                                                     6.14          6.44          5.77
Personal non-credit card                                          9.97          9.35          8.18
---------------------------------------------------------------------------------------------------
Total Owned                                                       4.07%         3.98%         3.62%
===================================================================================================
Real estate charge-offs and REO expense as a percent of
   average real estate secured receivables                        1.38%         1.20%          .88%
===================================================================================================

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

Compared to the prior-year quarter, our net charge-off ratio increased 45 basis points, primarily due to the weak economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network.

The increases in real estate charge-offs and REO expense as a percent of average real estate secured receivables were the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

OWNED NONPERFORMING ASSETS

(In millions)                                        June 30,      March 31,       June 30,
                                                         2002           2002           2001
-------------------------------------------------------------------------------------------
Nonaccrual receivables                            $   2,069.5    $   2,027.6     $  1,621.8
Accruing consumer receivables                           723.0          810.9          714.7
     90 or more days delinquent
Renegotiated commercial loans                               -              -           12.3
-------------------------------------------------------------------------------------------
Total nonperforming receivables                       2,792.5        2,838.5        2,348.8
Real estate owned                                       449.8          454.7          360.0
-------------------------------------------------------------------------------------------
Total nonperforming assets                         $  3,242.3    $   3,293.2     $  2,708.8
===========================================================================================
Credit loss reserves as a percent of
      nonperforming receivables                          97.1%          92.7%          92.7%
===========================================================================================

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        12   Statement of Computation of Ratio of Earnings to Fixed Charges.

        99.1 Debt Securities Ratings.

        99.2 Independent Accountants' Review Report.

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
                                  -----------------------------
                                   (Registrant)




Date: August 27, 2002               By: /s/ David A. Schoenholz
      ---------------               ---------------------------
                                    David A. Schoenholz
                                    President and Chief Executive Officer
                                    (as principal financial officer)

Exhibit Index

12       Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1     Debt Securities Ratings.

99.2     Independent Accountants' Review Report.

99.3     Certification of Chief Executive and Principal Financial Officer.