Form 10-Q
period 2002-09-30
HOUSEHOLD FINANCE CORP
filed 2002-10-24
CIK 48681

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At September 30, 2002, there were 1,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.           Financial Information                                                                     Page
                                                                                                            ----
     Item 1.      Financial Statements

                  Condensed Consolidated Statements of Income (Unaudited) -
                  Three and nine months ended September 30, 2002 and 2001 ................................     2

                  Condensed Consolidated Balance Sheets -
                  September 30, 2002 (Unaudited) and December 31, 2001 ...................................     3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Nine months ended September 30, 2002 and 2001 ..........................................     4

                  Notes to Interim Condensed Consolidated Financial
                  Statements (Unaudited)..................................................................     5

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................    12

     Item 4.      Controls and Procedures.................................................................    25

PART II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K........................................................    25

     Signature    ......................................................................................      26

     Certification of Chief Executive Officer...........................................................      27

     Certification of Principal Financial Officer.......................................................      28

PART I. RESTATED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
(In millions)                                     2002            2001            2002            2001
                                         -------------   -------------   -------------   -------------
Finance and other interest income        $     2,399.7   $     2,141.0   $     6,855.4   $     6,288.2
Interest expense                                 792.9           809.6         2,286.4         2,523.6
                                         -------------   -------------   -------------   -------------
    Net interest margin                        1,606.8         1,331.4         4,569.0         3,764.6
Provision for credit losses
    on owned receivables                         901.0           649.2         2,508.2         1,871.8
                                         -------------   -------------   -------------   -------------
Net interest margin after
    provision for credit losses                  705.8           682.2         2,060.8         1,892.8
                                         -------------   -------------   -------------   -------------
Securitization revenue                           505.7           422.3         1,461.5         1,169.0
Insurance revenue                                131.2           125.7           397.1           360.2
Investment income                                 43.5            38.7           126.9           111.2
Fee income                                       244.0           222.6           607.5           609.8
Other income                                     125.7            62.1           342.3           253.9
                                         -------------   -------------   -------------   -------------
    Total other revenues                       1,050.1           871.4         2,935.3         2,504.1
                                         -------------   -------------   -------------   -------------
Salaries and fringe benefits                     373.0           334.2         1,121.4           974.5
Sales incentives                                  57.3            71.5           173.1           195.1
Occupancy and equipment expense                   74.6            67.3           223.4           202.4
Other marketing expenses                         126.0           120.6           377.9           350.0
Other servicing and administrative
    expenses                                     196.6           152.6           552.6           476.9
Amortization of acquired intangibles
    and goodwill                                  12.7            39.0            45.1           118.5
Policyholders' benefits                           85.6            66.4           232.2           195.7
Settlement charge and related expenses           525.0              --           525.0              --
                                         -------------   -------------   -------------   -------------
    Total costs and expenses                   1,450.8           851.6         3,250.7         2,513.1
                                         -------------   -------------   -------------   -------------
Income before income taxes                       305.1           702.0         1,745.4         1,883.8
Income taxes                                      98.4           247.7           590.9           667.1
                                         -------------   -------------   -------------   -------------
Net income                               $       206.7   $       454.3   $     1,154.5   $     1,216.7
                                         =============   =============   =============   =============



See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,     DECEMBER 31,
(In millions, except share data)                                                   2002             2001
                                                                          -------------    -------------
ASSETS                                                                     (UNAUDITED)
Cash                                                                      $       583.2    $       553.1
Investment securities                                                           7,363.4          2,885.4
Receivables, net                                                               72,051.0         66,889.5
Advances to parent company and affiliates                                         698.9               --
Acquired intangibles, net                                                         399.1            444.3
Goodwill                                                                        1,117.7          1,103.0
Properties and equipment, net                                                     414.4            416.1
Real estate owned                                                                 437.0            392.6
Other assets                                                                    3,334.1          1,845.5
                                                                          -------------    -------------

TOTAL ASSETS                                                              $    86,398.8    $    74,529.5
                                                                          =============    =============
LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
     Advances from parent company and affiliates                                     --    $     2,685.2
     Commercial paper, bank and other borrowings                          $     4,208.9          9,074.6
     Senior and senior subordinated debt (with original
         maturities over one year)                                             69,206.3         51,174.8
                                                                          -------------    -------------
     Total debt                                                                73,415.2         62,934.6
Insurance policy and claim reserves                                               898.6            887.3
Other liabilities                                                               2,637.0          2,073.7
                                                                          -------------    -------------
     Total liabilities                                                         76,950.8         65,895.6
                                                                          -------------    -------------
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at September 30, 2002 and
         December 31, 2001, and additional paid-in capital                      3,790.8          3,790.8
     Retained earnings                                                          6,160.4          5,305.9
     Accumulated other comprehensive income (loss)                               (503.2)          (462.8)
                                                                          -------------    -------------
     Total common shareholder's equity                                          9,448.0          8,633.9
                                                                          -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $    86,398.8    $    74,529.5
                                                                          =============    =============



See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
(In millions)                                                       2002             2001
                                                           -------------    -------------
CASH PROVIDED BY OPERATIONS
Net income                                                 $     1,154.5    $     1,216.7
Adjustments to reconcile net income to cash
      provided by operations:
      Provision for credit losses on owned receivables           2,508.2          1,871.8
      Insurance policy and claim reserves                           (8.9)           199.4
      Depreciation and amortization                                147.4            227.0
      Interest-only strip receivables, net change                  (93.4)           (52.2)
      Other assets, excluding SFAS No. 133                        (153.6)             9.7
      Other liabilities, excluding SFAS No. 133                  1,874.9             34.5
      Other, net                                                   (18.8)            95.9
                                                           -------------    -------------
Cash provided by operations                                      5,410.3          3,602.8
                                                           -------------    -------------
INVESTMENTS IN OPERATIONS
Investment securities:
      Purchased                                                 (3,640.8)        (1,185.3)
      Matured                                                    1,330.6            238.1
      Sold                                                         488.6            470.1
Short-term investment securities, net change                    (2,504.1)           722.6
Receivables:
      Originations, net                                        (34,535.1)       (27,614.3)
      Purchases and related premiums                            (2,515.8)        (2,194.9)
      Sold                                                      29,460.9         22,040.4
Properties and equipment purchased                                 (93.6)          (104.5)
Properties and equipment sold                                       12.8              2.1
Advances to/from parent company and affiliates                  (3,384.1)          (666.4)
                                                           -------------    -------------
Cash decrease from investments in operations                   (15,380.6)        (8,292.1)
                                                           -------------    -------------

FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change                                     (4,865.7)          (962.4)
Senior and senior subordinated debt issued                      24,565.2         15,656.4
Senior and senior subordinated debt retired                     (9,325.9)        (9,309.4)
Policyholders' benefits paid                                       (73.2)           (70.8)
Dividends paid to parent company                                  (300.0)          (500.0)
Dividends - pooled affiliates                                         --           (225.0)
Capital contributions from parent company                             --             50.0
                                                           -------------    -------------
Cash increase from financing and capital transactions           10,000.4          4,638.8
                                                           -------------    -------------
Increase/(Decrease) in cash                                         30.1            (50.5)
Cash at January 1                                                  553.1            294.4
                                                           -------------    -------------
Cash at September 30                                       $       583.2    $       243.9
                                                           =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                              $     2,190.8    $     2,309.6
Income taxes paid                                                  671.3          1,085.9
                                                           -------------    -------------


See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household International, Inc. ("Household"), and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2002 should not be considered indicative of the results for any future quarters or the year ending December 31, 2002. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission on August 27, 2002.

The chief executive officer and principal financial officer of HFC have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of HFC as of and for the period ended September 30, 2002. These certifications are included as Exhibits
99.2 and 99.3 to this Form 10-Q. The chief executive officer and principal financial officer of HFC have also provided certifications as to the effectiveness of our disclosure controls and procedures which are included on pages 27 and 28

2. RESTATEMENTS

BANK MERGER RESTATEMENT: On July 1, 2002, Household International, Inc. contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests.

MASTERCARD AND VISA RESTATEMENT: As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on August 27, 2002, we have restated our previously reported consolidated financial statements. The restatement relates to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company, which were entered into between 1996 and 1999. All were part of our Consumer segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $241.0 million, after-tax, retroactive reduction to retained earnings at December 31, 2001.

3. INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

                                                                           SEPTEMBER 30,                    DECEMBER 31,
                                                                                    2002                            2001
                                                           -----------------------------   -----------------------------
                                                               AMORTIZED            FAIR       AMORTIZED            FAIR
(In millions)                                                       COST           VALUE            COST           VALUE
                                                           -------------   -------------   -------------   -------------
Corporate debt securities                                  $     2,127.3   $     2,202.7   $     2,087.3   $     2,051.8
Money market funds                                               2,097.7         2,097.7            79.7            79.7
Certificates of deposit                                             20.2            20.2            83.1            83.1
U.S. government and federal agency debt securities               2,100.1         2,115.6           272.5           273.3
Marketable equity securities                                        28.6            18.4            24.3            21.2
Other                                                              841.4           858.6           331.5           336.4
                                                           -------------   -------------   -------------   -------------
Subtotal                                                         7,215.3         7,313.2         2,878.4         2,845.5
Accrued investment income                                           50.2            50.2            39.9            39.9
                                                           -------------   -------------   -------------   -------------
Total available-for-sale investments                       $     7,265.5   $     7,363.4   $     2,918.3   $     2,885.4
                                                           =============   =============   =============   =============

4. RECEIVABLES


                                                           SEPTEMBER 30,     DECEMBER 31,
(In millions)                                                       2002             2001
                                                           -------------    -------------
Real estate secured                                        $    43,244.8    $    37,198.4
Auto finance                                                     2,321.1          2,332.2
MasterCard*/Visa*                                                6,587.5          6,962.0
Private label                                                    8,857.9          9,847.9
Personal non-credit card                                        11,379.3         10,558.6
Commercial and other                                               460.4            442.5
                                                           -------------    -------------
Total owned receivables                                         72,851.0         67,341.6
Accrued finance charges                                          1,412.7          1,411.3
Credit loss reserves for owned receivables                      (2,861.8)        (2,440.6)
Unearned credit insurance premiums and claims reserves            (656.9)          (750.3)
Interest-only strip receivables                                  1,036.7            924.0
Amounts due and deferred from receivables sales                    269.3            403.5
                                                           -------------    -------------
Total owned receivables, net                                    72,051.0         66,889.5
Receivables serviced with limited recourse                      21,830.6         19,759.3
                                                           -------------    -------------
Total managed receivables, net                             $    93,881.6    $    86,648.8
                                                           =============    =============



Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1.4 billion at September 30, 2002 and $1.1 billion at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $340.7 million at September 30, 2002 and $321.4 million at December 31, 2001.


--------

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                           SEPTEMBER 30,    DECEMBER 31,
(In millions)                                                       2002            2001
                                                           -------------   -------------
Real estate secured                                        $       507.8   $       861.8
Auto finance                                                     5,024.7         4,026.6
MasterCard/Visa                                                  9,120.5         9,047.5
Private label                                                    3,039.9         2,150.0
Personal non-credit card                                         4,137.7         3,673.4
                                                           -------------   -------------
Total                                                      $    21,830.6   $    19,759.3
                                                           =============   =============


The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:


                                                           SEPTEMBER 30,    DECEMBER 31,
(In millions)                                                       2002            2001
                                                           -------------   -------------
Real estate secured                                        $    43,752.6   $    38,060.2
Auto finance                                                     7,345.8         6,358.8
MasterCard/Visa                                                 15,708.0        16,009.5
Private label                                                   11,897.8        11,997.9
Personal non-credit card                                        15,517.0        14,232.0
Commercial and other                                               460.4           442.5
                                                           -------------   -------------
Managed receivables                                        $    94,681.6   $    87,100.9
                                                           =============   =============


5. CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:


                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
(In millions)                                                    2002             2001             2002             2001
                                                        -------------    -------------    -------------    -------------
CREDIT LOSS RESERVES FOR OWNED RECEIVABLES:
   Credit loss reserves at beginning of period          $     2,711.4    $     2,177.8    $     2,440.6    $     1,940.6
   Provision for credit losses                                  901.0            649.2          2,508.2          1,871.8
   Charge-offs                                                 (810.9)          (632.5)        (2,293.3)        (1,727.9)
   Recoveries                                                    52.1             49.2            158.9            139.2
   Other, net                                                     8.2             19.5             47.4             39.5
                                                        -------------    -------------    -------------    -------------
   Credit loss reserves for owned receivables
       at September 30                                        2,861.8          2,263.2          2,861.8          2,263.2
                                                        -------------    -------------    -------------    -------------
CREDIT LOSS RESERVES FOR RECEIVABLES
   SERVICED WITH LIMITED RECOURSE:
   Credit loss reserves at beginning of period                1,281.8            997.0          1,062.1          1,001.4
   Provision for credit losses                                  482.1            235.7          1,302.5            719.7
   Charge-offs                                                 (343.6)          (246.6)        (1,007.2)          (762.9)
   Recoveries                                                    19.6             14.1             64.0             45.0
   Other, net                                                     9.5             (1.4)            28.0             (4.4)
                                                        -------------    -------------    -------------    -------------
   Credit loss reserves for receivables serviced with
     limited recourse at September 30                         1,449.4            998.8          1,449.4            998.8
                                                        -------------    -------------    -------------    -------------
TOTAL CREDIT LOSS RESERVES FOR MANAGED RECEIVABLES
     AT SEPTEMBER 30                                    $     4,311.2    $     3,262.0    $     4,311.2    $     3,262.0
                                                        =============    =============    =============    =============


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

We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:


                                                                    SEPTEMBER 30,     DECEMBER 31,
(In millions)                                                                2002             2001
                                                                    -------------    -------------
Purchased credit card relationships                                 $     1,027.3    $     1,027.3
Other intangibles                                                            26.5             26.5
Accumulated amortization - purchased credit card relationships             (647.5)          (603.8)
Accumulated amortization - other intangibles                                 (7.2)            (5.7)
                                                                    -------------    -------------
Acquired intangibles, net                                           $       399.1    $       444.3
                                                                    =============    =============

Acquired intangible amortization expense totaled $12.7 million for the quarter ended September 30, 2002, $24.4 million for the quarter ended September 30, 2001, $45.1 million for the nine months ended September 30, 2002, $74.6 million for the nine months ended September 30, 2001 and $99.0 million for the twelve months ended December 31, 2001.

Estimated amortization expense associated with acquired intangibles for each of the following years is as follows:

(In millions)
Year ending December 31,
2002                                                            $        57.7
2003                                                                     50.3
2004                                                                     47.7
2005                                                                     43.3
2006                                                                     40.9


The following table discloses the impact of goodwill amortization on net income for the periods indicated.

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
(In millions)                                          2002            2001            2002            2001
                                              -------------   -------------   -------------   -------------
Reported net income                           $       206.7   $       454.3   $     1,154.5   $     1,216.7
Add back: Goodwill amortization, net                     --            11.5              --            34.6
                                              -------------   -------------   -------------   -------------
Adjusted net income                           $       206.7   $       465.8        $1,154.5   $     1,251.3
                                              =============   =============   =============   =============


There were no significant changes to our recorded amount of goodwill, either in total or by segment, during the current quarter or nine months ended September 30, 2002.

7. INCOME TAXES

Our effective tax rate was 32.3 percent for the quarter ended September 30, 2002, 35.3 percent for the quarter ended September 30, 2001, 33.9 percent for the nine months ended September 30, 2002 and 35.4 percent for the nine months ended September 30, 2001. Excluding the settlement charge and related costs, which resulted in a $191.8 million tax benefit, our effective tax rate was 35.0 percent for the current quarter and 34.5 percent for the nine months ended September 30, 2002. The recording of the settlement charge and related expenses resulted in a lower effective tax rate for the quarter and nine months ended September 30, 2002. The effective tax rate differs from the statutory federal income tax rate in all periods because of the effects of state and local income taxes and tax credits.

8. TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our parent company's current requirements. Net advances to (from) parent company and affiliates were $698.9 million at September 30, 2002 compared to $(2,685.2) million at December 31, 2001. Net interest income (expense) on affiliated balances was $2.7 million for the quarter ended September 30, 2002, $(35.4) million for the quarter ended September 30, 2001, $(8.6) million for the nine months ended September 30, 2002 and $(123.8) million for the nine months ended September 30, 2001.

9. COMPREHENSIVE INCOME

Comprehensive income was $19.5 million for the quarter ended September 30, 2002, $306.5 million for the quarter ended September 30, 2001, $1,114.1 million for the nine months ended September 30, 2002 and $816.2 million for the nine months ended September 30, 2001.

The components of accumulated other comprehensive income (loss) were as follows:


(In millions)                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                  2002             2001
                                                                         -------------    -------------
Unrealized losses on cash flow hedging instruments                       $      (786.3)   $      (645.6)
Unrealized gains on investments and interest-only strip receivables              277.6            179.2
Foreign currency translation adjustments                                           5.5              3.6
                                                                         -------------    -------------
Accumulated other comprehensive income (loss)                            $      (503.2)   $      (462.8)
                                                                         =============    =============


10. NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). The adoption of FAS No. 144 did not have a significant impact on our operations.

11. SUBSEQUENT EVENT

On October 11, 2002, Household reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from its retail branch consumer lending operations as conducted by HFC and its consolidated subsidiaries. Consistent with the guidance promulgated by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we recorded a pre-tax charge of $525 million during the third quarter of 2002. The charge reflects the costs of this settlement agreement and related matters, and has been reflected in the statement of income in total costs and expenses.

Pursuant to the proposed agreement, we will establish a fund of up to $484 million to be divided among the participating states based upon the volume of HFC retail branch real estate secured loans which were originated in the state from January 1, 1999 through September 30, 2002 (the "Covered Loans"). We will deposit these monies into the fund in three installments, beginning 30 days after the filing of consent decrees representing at least 80 percent of the Covered Loans. The amount of the settlement fund will proportionately increase above the $387.5 million minimum for participation in excess of 80 percent of the Covered Loans. HFC will also reimburse the states for expenses of their investigation, not to exceed $10.2 million, and pay fees and expenses for each state's independent claim administrator. For the agreement to be effective, states representing at least 80 percent of the Covered Loans must file mutually agreed consent decrees by December 15, 2002.

12. SEGMENT REPORTING

We have one reportable segment, Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K/A for the year ended December 31, 2001.
..
We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue.

REPORTABLE SEGMENTS - MANAGED BASIS


                                                                                             Managed                         Owned
                                                                          Adjustments/         Basis                         Basis
                                                          All              Reconciling  Consolidated  Securitization  Consolidated
(In millions)                             Consumer      Other      Totals        Items        Totals     Adjustments        Totals
                                         ---------  ---------   ---------  -----------  ------------  --------------  ------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Net interest margin                      $ 2,183.7  $    34.8   $ 2,218.5         --       $ 2,218.5   $   (611.7)(6)  $ 1,606.8
Fee income                                   407.8        1.3       409.1         --           409.1       (165.1)(6)      244.0
Other revenues (1)                           367.2      104.0       471.2  $   (45.4)(3)       425.8        294.7 (6)      720.5
Intersegment revenues                         45.6        (.2)       45.4      (45.4)(3)          --           --             --
Provision for credit losses                1,351.8       28.6     1,380.4        2.7 (4)     1,383.1       (482.1)(6)      901.0
Net income                                   174.6       62.6       237.2      (30.5)          206.7           --          206.7
Operating net income (2)                     507.8       62.6       570.4      (30.5)          539.9           --          539.9
Receivables                               93,506.4    1,175.2    94,681.6         --        94,681.6    (21,830.6)(7)   72,851.0
Assets                                    99,201.0   17,245.1   116,446.1   (8,216.7)(5)   108,229.4    (21,830.6)(7)   86,398.8
Goodwill                                   1,106.3       11.4     1,117.7         --         1,117.7           --        1,117.7
                                         ---------  ---------   ---------  ---------       ---------   ----------      ---------

THREE MONTHS ENDED SEPTEMBER 30, 2001
Net interest margin                      $ 1,790.6  $    23.9   $ 1,814.5         --       $ 1,814.5   $   (483.1)(6)  $ 1,331.4
Fee income                                   374.5        2.3       376.8         --           376.8       (154.2)(6)      222.6
Other revenues (1)                           121.1      119.5       240.6  $   (59.8)(3)       180.8        401.6 (6)      582.4
Intersegment revenues                         59.2         .6        59.8      (59.8)(3)          --           --             --
Provision for credit losses                  875.6        7.9       883.5        1.4 (4)       884.9       (235.7)(6)      649.2
Net income                                   420.0       73.0       493.0      (38.7)          454.3           --          454.3
Receivables                               80,127.5      545.2    80,672.7         --        80,672.7    (18,813.1)(7)   61,859.6
Assets                                    83,331.3   12,930.5    96,261.8   (8,330.2)(5)    87,931.6    (18,813.1)(7)   69,118.5
Goodwill                                   1,136.9       12.2     1,149.1         --         1,149.1           --        1,149.1

NINE MONTHS ENDED SEPTEMBER 30, 2002
Net interest margin                      $ 6,266.8  $   131.4   $ 6,398.2         --       $ 6,398.2   $ (1,829.2)(6)  $ 4,569.0
Fee income                                 1,087.7        5.3     1,093.0         --         1,093.0       (485.5)(6)      607.5
Other revenues (1)                           788.2      438.4     1,226.6  $  (143.2)(3)     1,083.4      1,012.2 (6)    2,095.6
Intersegment revenues                        142.3         .9       143.2     (143.2)(3)          --           --             --
Provision for credit losses                3,781.2       48.5     3,829.7      (19.0)(4)     3,810.7     (1,302.5)(6)    2,508.2
Net income                                   931.6      301.8     1,233.4      (78.9)        1,154.5           --        1,154.5
Operating net income (2)                   1,264.8      301.8     1,566.6      (78.9)        1,487.7           --        1,487.7
                                         ---------  ---------   ---------  ---------       ---------   ----------      ---------

NINE MONTHS ENDED SEPTEMBER 30, 2001
Net interest margin                      $ 5,137.7     $ 36.7   $ 5,174.4         --       $ 5,174.4   $ (1,409.8)(6)  $ 3,764.6
Fee income                                 1,071.3        5.2     1,076.5         --         1,076.5       (466.7)(6)      609.8
Other revenues (1)                           308.9      414.2       723.1  $  (181.3)(3)       541.8      1,156.8 (6)    1,698.6
Intersegment revenues                        179.7        1.6       181.3     (181.3)(3)          --           --             --
Provision for credit losses                2,563.2       24.5     2,587.7        3.8 (4)     2,591.5       (719.7)(6)    1,871.8
Net income                                 1,095.6      238.3     1,333.9     (117.2)        1,216.7           --        1,216.7
                                         ---------  ---------   ---------  ---------       ---------   ----------      ---------


(1)      Net of policyholder benefits and excluding fees.
(2) Net income excluding settlement charge and related expenses of $333.2 million, after-tax. This is a non-GAAP measurement which is presented for comparison purposes only.
(3)      Eliminates intersegment revenues.
(4) Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(5)      Eliminates investments in subsidiaries and intercompany borrowings.
(6) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7)      Represents receivables serviced with limited recourse.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
(Dollar amounts are in millions,                                   SEPTEMBER 30,                  SEPTEMBER 30,
 except per share data)                                   2002              2001         2002              2001
                                                     ---------         ---------    ---------         ---------
Net income                                           $   206.7   (5)   $   454.3    $ 1,154.5   (5)   $ 1,216.7
Net interest margin and other revenues (1)             2,571.3           2,136.4      7,272.1           6,073.0
OWNED BASIS RATIOS:
     Return on average owned assets                        .96%  (5)        2.67%        1.92%  (5)        2.45%
     Return on average common shareholder's equity         8.4   (5)        21.8         16.1   (5)        19.7
     Net interest margin                                  8.22              8.64         8.31              8.41
     Consumer net charge-off ratio, annualized            4.19              3.86         4.08              3.65
     Reserves as a percentage of net charge-offs          94.3              97.0        100.6             106.8
     Efficiency ratio (2)                                 53.1   (5)        36.8         41.5   (5)        38.2
MANAGED BASIS RATIOS:(3)
     Return on average managed assets                      .77%  (5)        2.11%        1.53%  (5)        1.92%
     Net interest margin                                  8.95              9.07         9.11              8.86
     Consumer net charge-off ratio, annualized            4.64              4.15         4.55              4.03
     Reserves as a percentage of net charge-offs          99.5             100.0        105.1             106.1
     Efficiency ratio (2)                                 44.7   (5)        33.1         35.2   (5)        34.1


                                                         OWNED BASIS              MANAGED BASIS (3)
                                                ---------------------------  ----------------------------
                                                SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,
(Dollar amounts are in millions)                         2002          2001           2002           2001
                                                -------------  ------------  -------------   ------------
Total assets                                      $  86,398.8   $  74,529.5    $ 108,229.4    $  94,288.8
Receivables                                          72,851.0      67,341.6       94,681.6       87,100.9
Debt to equity ratio                                    7.8:1%        7.3:1%           N/A            N/A
Tangible shareholder's equity to tangible
     managed assets ("TETMA") (4)                         N/A           N/A           8.01%          8.15%
Two-month-and-over contractual delinquency               5.17          4.93           4.93           4.75
Reserves as a percentage of receivables                  3.93          3.62           4.55           4.02
Reserves as a percentage of nonperforming loans          95.3          91.5          115.6          105.4

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

(4) The ratio of tangible shareholder's equity to tangible managed assets is a non-GAAP ratio that is used by rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. Tangible shareholder's equity includes common shareholder's equity, excluding unrealized gains and losses on investments and cash flow hedging instruments, less acquired intangibles and goodwill. Tangible managed assets represents total managed assets less acquired intangibles, goodwill and derivative assets.

(5) The following non-GAAP presentation is being presented for comparison purposes only to present our operating results excluding the $333.2 million (after-tax) settlement charge and related expenses.


                                                               Three months ended    Nine months ended
                                                                    September 30,        September 30,
                                                                             2002                 2002
                                                               ------------------    -----------------
Operating net income                                           $            539.9    $         1,487.7
Return on average owned assets                                               2.52%                2.47%
Return on average common shareholder's equity                                21.7                 20.6
Owned basis efficiency ratio (2)                                             32.7                 34.3
Return on average managed assets                                             2.02                 1.97
Managed basis efficiency ratio (2)                                           27.5                 29.1

BASIS OF REPORTING

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the restated Household Finance Corporation Annual Report on Form 10-K/A for the year ended December 31, 2001 (the "2001 Form 10-K/A") filed with the Securities and Exchange Commission on August 27, 2002. Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2001 Form 10-K/A.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 12, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

The following discussion of our financial condition and results of operations is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

OPERATIONS SUMMARY AND TRENDS

o On October 11, 2002, Household reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from its retail branch consumer lending operations as conducted by HFC and its consolidated subsidiaries. We recorded a charge of $525 million during the third quarter of 2002 reflecting the costs of this settlement agreement and related matters. The operational changes which will be implemented as a result of the settlement agreement, are expected to reduce net income by approximately $45 million in 2003. This matter is discussed in detail in our Form 8-K dated October 11, 2002 which was filed on October 15, 2002.

         On October 11, 2002, Standard & Poor's ("S&P") announced that it had revised its ratings for our long-term and commercial paper debt as well as that of our parent, Household. S&P's ratings were revised as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002 Fitch Ratings announced that it had placed the long-term and commercial paper ratings of Household and each of its subsidiaries, including HFC, on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household and HFC. The downgrade by S&P is expected to increase our funding costs and may decrease our capacity to issue commercial paper. In addition, this action may reduce the number of investors who are able to purchase our debt securities and possibly affect our ability to grow the business in the future.

o Our net income was $206.7 million for the third quarter and $1.2 billion for the first nine months of 2002. Our operating net income (a non-GAAP measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax) for the third quarter of 2002 was $539.9 million, up 19 percent from net income of $454.3 million a year ago. Operating net income for the first nine months of 2002 was $1.5 billion, compared to net income of $1.2 billion in the year-ago period.

         Our improved operating results were due to significant receivable and revenue growth which was partially offset by higher operating expenses to support portfolio growth and higher credit loss provision due to the larger portfolio and uncertain economic environment. Our credit loss provision was greater than charge-offs by $142.2 million in the current quarter and $373.8 million for the first nine months of 2002 due to the adverse economic environment affecting customers in the United States. In addition, our year-to-date earnings included higher revenues from our tax refund lending business. Our improved operating results were offset by the settlement charge recorded in the third quarter which reduced net income by $333.2 million.

o In the first nine months of the year, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market induced volatility. These steps included establishing a $4.4 billion investment security liquidity portfolio, issuing long-term debt which lengthened the term of our funding, establishing $6.25 billion in incremental conduit capacity, completing real estate secured whole loan sales of $2.0 billion and issuing securities backed by dedicated home equity loan receivables of $6.2 billion. We intend to maintain an investment security portfolio for the near future to protect us from any liquidity concerns. This action may adversely impact our net income due to the lower return generated by these assets.

o On July 22, 2002, the four federal bank regulatory agencies issued draft guidance for account management and loss allowance practices for credit card lending. The agencies have not yet issued final guidance. Based on its current form, implementation of the draft guidance would not have a material adverse impact on our financial statements or the way we manage our business.

SEGMENT RESULTS--MANAGED BASIS

Our Consumer segment reported net income of $174.6 million for the quarter and $931.6 million year-to-date. Operating net income (a non-GAAP measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax) was $507.8 million for the third quarter compared to net income of $420.0 million in the year-ago quarter. Year-to-date, operating net income increased to $1.3 billion compared to net income of $1.1 billion for the first nine months of 2001. The improved operating results were driven by higher net interest margin, fee income and other revenues which increased $672.5 million, to $3.0 billion in the quarter and $1.6 billion, to $8.1 billion year-to-date. Strong receivable growth and higher securitization activity, pursuant to our liquidity management plans, drove the increases. The higher revenues were partially offset by substantially higher credit loss provision and higher expenses. Our credit loss provision rose $476.2 million, to $1.4 billion in the quarter and $1.2 billion, to $3.8 billion year-to-date as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording provision greater than charge-offs of $281.8 million in the quarter and $722.5 million year-to-date. Higher salary and operating expenses were the result of additional employees and operating costs to support the increased receivable levels, additional collectors and investments in the growth of our businesses.

Managed receivables grew to $93.5 billion at September 30, 2002, compared to $91.2 billion at June 30, 2002 and $80.1 billion at September 30, 2001. The managed receivable growth was driven by growth in all products with the strongest growth (in dollars) in our real estate secured receivables. This growth was partially offset by whole loan sales in our mortgage services business of $1.1 billion in the current quarter and $900 million in the first quarter. We expect to continue whole loan sales from our mortgage services and consumer lending businesses for the remainder of the year to meet our capital targets. These actions may adversely affect earnings in 2003 until we are able to replace these assets through growth or portfolio purchases.

Return on average managed assets ("ROMA") was .71 and 1.33 percent in the third quarter and first nine months of 2002 compared to 2.05 and 1.85 percent in the year-ago periods. Excluding the settlement charge and related expenses, ROMA was
2.08 percent in the third quarter and 1.81 percent in the first nine months of 2002. The decline in the year-to-date ratio reflects higher credit loss provision.

BALANCE SHEET REVIEW

                                                 INCREASE (DECREASE)          INCREASE (DECREASE)
                                                   FROM PRIOR YEAR             FROM PRIOR QUARTER
(All dollar amounts          SEPTEMBER 30,   --------------------------     -----------------------
are stated in millions)               2002         $             %               $            %
                             -------------   -----------    -----------     -----------    --------
Real estate secured            $  43,244.8   $   9,061.1             27%    $     941.5           2%
Auto finance                       2,321.1          36.2              2           (48.3)         (2)
MasterCard(1)/Visa (1)             6,587.5         637.3             11           386.9           6
Private label                      8,857.9         (42.1)            --          (237.1)         (3)
Personal non-credit card (2)      11,379.3       1,302.4             13           110.9           1
Commercial and other                 460.4          (3.5)            (1)           (8.4)         (2)
                               -----------   -----------    -----------     -----------    --------
Total owned receivables        $  72,851.0   $  10,991.4             18%    $   1,145.5           2%
                               ===========   ===========    ===========     ===========    ========


(1) MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

(2)      Personal non-credit card receivables are comprised of the following:


                                                SEPT. 30        JUNE 30,       SEPT. 30,
(In millions)                                       2002            2002            2001
                                           -------------   -------------   -------------
Personal unsecured                         $     6,929.8   $     6,730.7   $     5,923.6
Union Plus personal unsecured                      110.3           144.5           198.1
Personal homeowner loans                         4,339.2         4,393.2         3,955.2
                                           -------------   -------------   -------------
Total personal non-credit card             $    11,379.3   $    11,268.4   $    10,076.9
                                           =============   =============   =============


Receivables growth was a key contributor to our improved operating results. To support capital levels and maintain acceptable debt ratings, we expect to control receivable growth with portfolio sales and lower organizations for the remainder of 2002. Earnings in future periods may be adversely affected if we are unable to replace the sold receivables with comparable receivables through growth or portfolio purchases.

Compared to September 30, 2001, owned receivables increased $11.0 billion, or 18 percent, to $72.9 billion at September 30, 2002. Receivable growth was strongest in our real estate secured portfolio, which increased 27 percent over the September 2001 level, and was balanced between our branch-based consumer lending business and our mortgage services businesses. This growth was partially offset by the sale of approximately $2.0 billion in whole loans by our mortgage services business during the first nine months of 2002 pursuant to our liquidity management plans. In our auto finance business, growth resulting from a strong and rational market, larger sales force, increased dealer penetration and strong Internet originations, was substantially offset by higher securitization levels. In our MasterCard and Visa portfolio, growth in our subprime, Union Privilege and Household Bank branded portfolios, was also partially offset by higher securitization levels. In our private label portfolio, organic growth for existing merchants and a $725 million portfolio acquisition in the fourth quarter of 2001 were also offset by higher securitization levels. In our personal non-credit card portfolio, which increased 13 percent to $11.4 billion, growth in our branches was also partially offset by higher securitization levels. During the twelve months ended September 30, 2002, we securitized $8.3 billion including $3.2 billion of auto finance receivables, $760.0 million of MasterCard and Visa receivables, $1.4 billion of private label receivables and $3.0 billion of personal non-credit card receivables.

Compared to June 30, 2002, receivables grew $1.1 billion or an annualized 6 percent. The strongest growth was in our MasterCard and Visa portfolio, especially in our Union Privilege and subprime portfolios. Good consumer demand resulted in strong volume in our branch-based consumer lending and mortgage services businesses which contributed to growth in our real estate secured and personal non-credit card portfolios. Real estate secured growth was partially offset by the sale of approximately $1.1 billion in whole loans by our mortgage services business during the current quarter. Growth in our auto finance and private label portfolios was more than offset by higher securitization levels. During the third quarter, we securitized $2.5 billion including $986 million of auto finance receivables, $160 million of MasterCard and Visa receivables, $390 million of private label receivables and $1.0 billion of personal non-credit card receivables.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.17 percent at September 30, 2002, compared with 4.77 percent at June 30, 2002 and 5.08 percent at September 30, 2001. The annualized consumer owned charge-off ratio in the third quarter of 2002 was 4.19 percent, compared with 4.07 percent in the prior quarter and 3.86 percent in the year-ago quarter.

Our debt to equity ratio was 7.8:1 at September 30, 2002 compared to 7.3:1 at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Throughout 2002, the capital markets have been volatile. Investor demand for both medium and long-term debt has slowed due to adverse economic conditions and lingering concerns about overall business confidence. These conditions, coupled with our restatement in August as well as uncertainty preceding the resolution of certain matters with the various state regulatory agencies, affected the nature of our funding. During the quarter, the cost to access traditional medium and long-term unsecured debt funding sources became significantly higher than expected. We have not experienced funding difficulties. We believe as markets stabilize and we evidence movement toward meeting our capital goals, our access to the capital markets will improve and funding costs will decrease.

On October 11, 2002, Standard & Poor's ("S&P") announced that it had revised its ratings for our long-term and commercial paper debt as well as that of our parent, Household. S&P's ratings were revised as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002 Fitch Ratings announced that it had placed the long-term and commercial paper ratings of Household and each of its subsidiaries, including HFC, on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household and HFC. The downgrade by S&P is expected to increase our funding costs and decrease our capacity to issue commercial paper.

Commercial paper, bank and other borrowings of $4.2 billion were $1.2 billion higher at September 30, 2002 than the June 30, 2002 level, but $4.9 billion lower than the year-end 2001 level. We took advantage of the low interest rate environment and issued long-term debt in early 2002. We also reduced outstanding commercial paper to address general market liquidity concerns. As a result of our split rating, outstanding commercial paper, bank and other borrowings may decrease in future quarters as the market for our commercial paper may contract.

Senior and senior subordinated debt (with original maturities over one year) increased $18.0 billion from year-end to $69.2 billion at September 30, 2002. During the nine months ended September 30, 2002, we issued $4.7 billion in domestic medium-term notes, $5.0 billion in U.S. dollar-denominated global debt, $4.8 billion in InterNotes(SM) (a retail-oriented medium-term note program),
L.500 ($710) million of 10-year debt to investors in the U.K., E.3 ($2.7) billion in Euro bonds and $328 million in yen-denominated debt. Of these issuances, $7.2 billion had maturities greater than 5 years which reduced our overall dependence on the potentially volatile commercial paper markets. In addition, we issued $6.2 billion of securities backed by dedicated home equity loan receivables.

During the current quarter, we issued $328 million in yen-denominated debt, $1.3 billion in InterNotes(SM) and $3.4 billion of securities backed by dedicated home equity loan receivables.

During 2002, we established an investment security portfolio designed to improve liquidity management and provide additional flexibility in the event of potential future volatility in the financial markets. At September 30, 2002, this portfolio totaled $4.4 billion.

We paid dividends to our parent of $300 million; all of which were paid in the current quarter. In 2001, we paid dividends to our parent company of $225 million in the second quarter and $275 million in the first quarter. HBSB also paid dividends of $225 million to an affiliate in the third quarter of 2001. During the first nine months of 2002, we received no capital contributions from our parent. We received capital contributions from our parent of $50 million in the third quarter of 2001.

SECURITIZATIONS AND SECURED FINANCINGS

Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of liquidity for us. In a securitization, a designated pool of non real estate consumer receivables, typically MasterCard or Visa credit card, private label credit card, personal non-credit card or auto finance, is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity ("QSPE") as defined by Statement of Financial Accounting Standards No. 140 ("FAS No. 140") and, therefore, is not consolidated. The QSPE funds its receivables purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. The estimated present value of these rights to future residual cash flows are recorded on our balance sheet at the time of sale as interest-only strip receivables, net of our recourse obligation to investors for failure of debtors to pay. Our recourse is limited to our rights to future cash flows and any subordinated interests that we may retain. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

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

During the third quarter and first nine months of 2002, our securitization activity exceeded that of both prior year periods. The higher securitization levels reflect our liquidity management plans to limit reliance on short-term unsecured debt in potentially volatile markets. Additionally, securitizations were often a more cost-effective source of funding than traditional medium and long-term unsecured debt funding sources.

Receivables securitized (excluding replenishments of certificateholder interests) were as follows:


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
(In millions)                                  2002            2001            2002            2001
                                      -------------   -------------   -------------   -------------
Auto finance                          $       986.0   $       732.0   $     2,336.0   $     1,705.8
MasterCard/Visa                               160.0           109.9           760.0           261.1
Private label                                 390.0              --           890.0              --
Personal non-credit card                    1,000.0           350.0         2,352.7         1,350.0
                                      -------------   -------------   -------------   -------------
Total                                 $     2,536.0   $     1,191.9   $     6,338.7   $     3,316.9
                                      =============   =============   =============   =============

Our securitized receivables totaled $21.8 billion at September 30, 2002, compared to $19.8 billion at December 31, 2001.

In the first nine months of 2002, we established $6.25 billion in incremental conduit capacity for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes. At September 30, 2002, our undrawn conduit lines totaled $5.2 billion and included $4.4 billion of undrawn capacity on the real estate lines put in place in 2002.

We also issued securities backed by dedicated home equity loan receivables of $3.4 billion in the third quarter of 2002 and $6.2 billion year-to-date, compared to $717 million in the nine months ended September 30, 2001. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. As of September 30, 2002, closed-end real estate secured receivables totaling $7.7 billion secured $6.8 billion of outstanding debt related to these transactions. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At September 30, 2002, securitizations represented 23 percent and secured financings represented 7 percent of the funding associated with our managed portfolio. At December 31, 2001, securitizations represented 24 percent and secured financings represented 2 percent of the funding associated with our managed portfolio.

REGULATORY MATTERS

Our banking subsidiary is subject to the capital adequacy guidelines adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and are well capitalized. In response to the 2001 Guidance for Subprime Lending Programs issued by the Office of Thrift Supervision, OCC and FDIC, we made capital contributions to our banking subsidiary of approximately $250 million and our parent contributed an additional $900 million in the first quarter of 2002. Throughout the year, we have taken actions designed to optimize capital management of our banks, including merging all of Household's credit card banks into a single banking subsidiary of HFC.

On October 11, 2002, Household reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of consumer protection, consumer lending and insurance laws and regulations in our retail branch consumer lending operations as conducted by HFC and its consolidated subsidiaries. We recorded a charge of $525 million (pre-tax) reflecting the costs of this settlement agreement and related matters. This matter is discussed in detail in our Form 8-K dated October 11, 2002 which was filed on October 15, 2002.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

NET INTEREST MARGIN Net interest margin on an owned basis was $1.6 billion for the third quarter of 2002, up 21 percent from $1.3 billion for the prior-year quarter. Net interest margin on an owned basis for the first nine months of 2002 was $4.6 billion, up from $3.8 billion in the prior-year period. The increases were primarily due to receivables growth and lower funding costs.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 8.22 percent in the quarter and 8.31 percent in the first nine months of 2002, compared to 8.64 and 8.41 percent in the year-ago periods. The declines were due to the impact of our liquidity-related investment portfolio which was established in 2002. These reductions were partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased $404.1 million, to $2.2 billion in the third quarter of 2002 and $1.2 billion, to $6.4 billion year-to-date primarily due to higher receivable levels.

Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.95 percent in the current quarter and 9.11 percent in the first nine months of 2002, compared to 9.07 and 8.86 percent in the year-ago periods. The net interest margin on a managed basis is greater than on an owned basis because the managed basis portfolio includes more auto finance, MasterCard and Visa and personal non-credit card receivables, which have higher yields. The decrease in the quarter was primarily due to the liquidity-related investment portfolio established in 2002. This portfolio has lower yields than our other products. Lower funding costs were the primary driver of the increased margin for the nine-month period.

PROVISION FOR CREDIT LOSSES The provision for credit losses for receivables for the third quarter of 2002 totaled $901.0 million, compared to $649.2 million in the prior-year quarter. The provision for the first nine months of 2002 was $2.5 billion, compared to $1.9 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 4.94 percent in the third quarter of 2002, compared to 4.27 percent in the third quarter of 2001. We recorded owned loss provision greater than charge-offs of $142.2 million during the third quarter and $373.8 million during the first nine months of 2002. Receivables growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery contributed to a higher provision. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See
Note 5, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

OTHER REVENUES Total other revenues were $1.1 and $2.9 billion for the third quarter and first nine months of 2002, compared to $871.4 million and $2.5 billion for the same periods in 2001 and included the following:


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
(In millions)                                   2002            2001            2002            2001
                                       -------------   -------------   -------------   -------------
Securitization revenue                 $       505.7   $       422.3   $     1,461.5   $     1,169.0
Insurance revenue                              131.2           125.7           397.1           360.2
Investment income                               43.5            38.7           126.9           111.2
Fee income                                     244.0           222.6           607.5           609.8
Other income                                   125.7            62.1           342.3           253.9
                                       -------------   -------------   -------------   -------------
Total other revenues                   $     1,050.1   $       871.4   $     2,935.3   $     2,504.1
                                       =============   =============   =============   =============

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $505.7 million and $1.5 billion for the third quarter and first nine months of 2002, compared to $422.3 million and $1.2 billion for the same periods in 2001. The increases were due to higher average securitized receivables as well as increases in the level of receivables securitized during both the quarter and year-to-date. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
(In millions)                                             2002            2001            2002            2001
                                                 -------------   -------------   -------------   -------------
Net initial gains                                $        78.2   $        37.7   $       201.8   $        95.6
Net replenishment gains                                  125.3           106.1           372.9           301.7
Servicing revenue and excess spread                      302.2           278.5           886.8           771.7
                                                 -------------   -------------   -------------   -------------
Total                                            $       505.7   $       422.3   $     1,461.5   $     1,169.0
                                                 =============   =============   =============   =============



Our interest-only strip receivables increased $54.5 and $93.4 million in the third quarter and first nine months of 2002 compared to $33.1 and $52.2 million in the year-ago periods. These increases exclude the mark-to-market adjustment recorded in accumulated other comprehensive income.

Insurance revenue was $131.2 and $397.1 million in the third quarter and first nine months of 2002 compared to $125.7 and $360.2 million in the year-ago periods. The increases reflect increased sales on a larger receivable portfolio.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $43.5 and $126.9 million in the third quarter and first nine months of 2002 compared to $38.7 and $111.2 million in the year-ago periods. The increases were primarily due to higher interest income, primarily resulting from higher average investment balances consistent with our liquidity management plans, partially offset by lower yields.

Fee income, which includes revenues from fee-based products such as credit cards, was $244.0 and $607.5 million in the third quarter and first nine months of 2002, compared to $222.6 and $609.8 million in the year-ago periods. The increase in the quarter was due to higher levels of credit card fees from both card businesses. The year-to-date decrease was primarily attributable to improvements in early stage delinquencies in the first half of the year which resulted in lower late fees in our credit card businesses.

See Note 12, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $125.7 and $342.3 million in the third quarter and first nine months of 2002 compared to $62.1 and $253.9 million in the prior-year periods. The increases are primarily attributable to increased revenues from our mortgage operations. Higher revenues, including higher collections, from our seasonal tax refund lending business also contributed to the year-to-date increase.

EXPENSES Total costs and expenses, including the $525 million settlement charge and related expenses, for the third quarter and first nine months of 2002 were $1.5 and $3.3 billion compared to $851.6 million and $2.5 billion in the comparable prior-year periods. Excluding the settlement charge, costs and expenses were $936.9 million in the current quarter and $2.7 billion year-to-date. The increases were driven by higher compensation and other expenses to support our growing portfolio. Our owned basis efficiency ratio was
53.1 and 41.5 percent in the third quarter and first nine months of 2002 compared to

36.8 and 38.2 percent in the comparable prior-year periods. Excluding the settlement charge, our owned basis efficiency ratio was 32.7 percent in the quarter and 34.3 percent in the first nine months of 2002.

Total costs and expenses included the following:

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
(In millions)                                                       2002            2001            2002            2001
                                                           -------------   -------------   -------------   -------------
Salaries and fringe benefits                               $       373.0   $       334.2   $     1,121.4   $       974.5
Sales incentives                                                    57.3            71.5           173.1           195.1
Occupancy and equipment expense                                     74.6            67.3           223.4           202.4
Other marketing expenses                                           126.0           120.6           377.9           350.0
Other servicing and administrative expenses                        196.6           152.6           552.6           476.9
Amortization of acquired intangibles and goodwill                   12.7            39.0            45.1           118.5
Policyholders' benefits                                             85.6            66.4           232.2           195.7
Settlement charge and related expenses                             525.0              --           525.0              --
                                                           -------------   -------------   -------------   -------------
Total costs and expenses                                   $     1,450.8   $       851.6   $     3,250.7   $     2,513.1
                                                           =============   =============   =============   =============


Salaries and fringe benefits for the third quarter and first nine months of 2002 were $373.0 million and $1.1 billion compared to $334.2 and $974.5 million in the third quarter and first nine months of 2001. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

Sales incentives for the third quarter and first nine months of 2002 were $57.3 and $173.1 million compared to $71.5 and $195.1 million in the comparable prior-year periods. The decreases were due to conditions of our 2002 branch incentive plans which, generally, have higher volume requirements than the prior-year plans.

Occupancy and equipment expense for the third quarter and first nine months of 2002 was $74.6 and $223.4 million compared to $67.3 and $202.4 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and maintenance costs.

Other marketing expenses for the third quarter and first nine months of 2002 were $126.0 and $377.9 million compared to $120.6 and $350.0 million in the comparable prior-year periods. The increases were primarily due to increased credit card marketing initiatives.

Other servicing and administrative expenses for the third quarter and first nine months of 2002 were $196.6 and $552.6 million compared to $152.6 and $476.9 million in the comparable prior-year periods. Higher collection, REO, legal and consulting expenses contributed to the increases.

Amortization of acquired intangibles and goodwill for the third quarter and first nine months of 2002 was $12.7 and $45.1 million compared to $39.0 and $118.5 million in the comparable prior-year periods. The decreases were primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of the new accounting statement.

Policyholders' benefits for the third quarter and first nine months of 2002 were $85.6 and $232.2 million compared to $66.4 and $195.7 million in the comparable prior-year periods. The increases are primarily due to and consistent with the increase in insurance revenues resulting from the increased policy sales.

Settlement charge and related expenses were $525 million in both the third quarter and first nine months of 2002. The charges are the result of a preliminary agreement with a multi-state group of state attorneys general and regulatory agencies, to effect a nationwide resolution of alleged violations of consumer protection, consumer lending and insurance laws and regulations in our retail branch consumer lending operations as conducted by HFC and its consolidated subsidiaries under the HFC and Beneficial brand names.

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

The following table sets forth owned basis credit loss reserves for the periods indicated:

(All dollar amounts are                     SEPTEMBER 30,         JUNE 30,    SEPTEMBER 30,
stated in millions)                                  2002             2002             2001
                                            -------------    -------------    -------------
Owned credit loss reserves                  $     2,861.8    $     2,711.4    $     2,263.2
Reserves as a percent of:
    Receivables                                      3.93%            3.78%            3.66%
    Net charge-offs (1)                              94.3             95.9             97.0
    Previous 12 months' net charge-offs             103.1            104.3            110.8
    Nonperforming loans                              95.3             97.1             89.2
                                            =============    =============    =============

(1) Quarter-to-date, annualized


Reserves as a percentage of receivables at September 30, 2002 reflect higher delinquency levels and continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

(All dollar amounts                             SEPTEMBER 30,         JUNE 30,    SEPTEMBER 30,
are stated in millions)                                  2002             2002             2001
                                                -------------    -------------    -------------
Managed credit loss reserves                    $     4,311.2    $     3,993.3    $     3,262.0
Reserves as a percent of:
     Receivables                                         4.55%            4.33%            4.04%
     Net charge-offs (1)                                 99.5             97.6            100.0
     Previous 12 months' net charge-offs                107.9            107.1            109.2
     Nonperforming loans                                115.6            113.4            105.3
                                                =============    =============    =============


(1) Quarter-to-date, annualized


Managed basis reserve ratios are somewhat higher than comparable owned basis ratios because our managed portfolio includes a lower percentage of real estate secured receivables, which historically have had lower credit losses than our other products.

CREDIT QUALITY

DELINQUENCY - OWNED BASIS

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                                           SEPTEMBER 30,         JUNE 30,    SEPTEMBER 30,
                                                    2002             2002             2001
                                           -------------    -------------    -------------
Real estate secured                                 3.22%            2.85%            3.00%
Auto finance                                        3.32             2.98             2.39
MasterCard/Visa                                     6.69             6.06             6.31
Private label                                       7.29             6.51             6.99
Personal non-credit card                           10.38            10.27            10.34
                                           -------------    -------------    -------------
Total Owned                                         5.17%            4.77%            5.08%
                                           =============    =============    =============

Compared to the previous quarter, the weakened economy contributed to higher delinquencies in all products. These increases were consistent with our expectations. Approximately a quarter of the increase in our real estate secured portfolio was attributable to the sale of $1.6 billion in predominantly non-delinquent receivables during the quarter. The sequential increase in auto finance delinquency is consistent with historical seasonal trends.

Compared to a year ago, the weakened economy negatively affected delinquency rates for all products. These increases were partially offset by improved collections. The improved collections were a direct result of increasing the size of our collection staff, especially in our branch network.

NET CHARGE-OFFS OF CONSUMER RECEIVABLES - OWNED BASIS

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

                                                             SEPTEMBER 30,         JUNE 30,    SEPTEMBER 30,
                                                                      2002             2002             2001
                                                             -------------    -------------    -------------
Real estate secured                                                   1.08%             .94%             .57%
Auto finance                                                          5.49             4.78             3.69
MasterCard/Visa                                                       9.73            11.09            10.16
Private label                                                         7.20             6.14             6.55
Personal non-credit card                                             10.03             9.97             8.77
                                                             -------------    -------------    -------------
Total Owned                                                           4.19%            4.07%            3.86%
                                                             =============    =============    =============
Real estate charge-offs and REO expense as a percent of
   average real estate secured receivables                            1.35%            1.38%             .98%
                                                             =============    =============    =============


The weak economy, including higher bankruptcy charge-offs, drove the increase in charge-off ratios over the previous quarter. These increases were consistent with our expectations. The decrease in MasterCard and Visa charge-offs reflects decreases across all MasterCard and Visa credit card products.

Compared to the prior-year quarter, our net charge-off ratio increased 33 basis points, primarily due to the weak economy. These increases were partially offset by improved collections as a direct result of increasing the size of our collection staff. The decrease in MasterCard and Visa charge-off is primarily attributable to improvements in our subprime portfolio. Charge-offs in our personal non-credit card portfolio increased more than most other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn.

The increases in real estate charge-offs and REO expense as a percent of average real estate secured receivables over both of the prior periods were the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

OWNED NONPERFORMING ASSETS

                                                 SEPTEMBER 30,         JUNE 30,    SEPTEMBER 30,
(In millions)                                             2002             2002             2001
                                                 -------------    -------------    -------------
Nonaccrual receivables                           $     2,205.7    $     2,069.5    $     1,765.0
Accruing consumer receivables
     90 or more days delinquent                          796.8            723.0            773.5

Total nonperforming receivables                        3,002.5          2,792.5          2,538.5
Real estate owned                                        437.0            449.8            357.8
                                                 -------------    -------------    -------------
Total nonperforming assets                       $     3,439.5    $     3,242.3    $     2,896.3
                                                 =============    =============    =============
Credit loss reserves as a percent of
      nonperforming receivables                           95.3%            97.1%            89.2%
                                                 =============    =============    =============

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household Finance Corporation (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12       Statement of Computation of Ratio of Earnings to Fixed
                  Charges.

         99.1     Selected Debt Securities Ratings.

         99.2     Certification of Chief Executive Officer.

         99.3     Certification of Principal Financial Officer.


(b) Report on Form 8-K

During the third quarter of 2002, we filed a Current Report on Form 8-K on August 26, 2002 pertaining to selected unaudited financial information with respect to the operations of HFC for the one month periods ended July 31, 2002 and 2001 and as of July 31, 2002 which include the results of Household Bank
(SB), N.A., which was contributed to HFC by Household International, Inc. on July 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOUSEHOLD FINANCE CORPORATION
                                        -----------------------------
                                         (Registrant)




Date: October 24, 2002                   By:  /s/ Steven L. McDonald
      ----------------                       ----------------------------------
                                             Steven L. McDonald
                                             Executive Vice President and
                                             Chief Accounting Officer
                                             and Controller
                                             (as principal financial officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, David A. Schoenholz, Chairman and Chief Executive Officer of Household Finance Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Household Finance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 24, 2002
                                          /s/ David A. Schoenholz
                                          -------------------------------------
                                          David A. Schoenholz
                                          Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER



I, Steven L. McDonald, Executive Vice President and Chief Accounting Officer and Controller (as Principal Financial Officer), of Household Finance Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Household Finance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 24, 2002
                                        /s/ Steven L. McDonald
                                        -----------------------------------
                                        Steven L. McDonald
                                        Executive Vice President and
                                        Chief Accounting Officer and Controller

                                  EXHIBIT INDEX


12       Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1     Selected Debt Securities Ratings.

99.2     Certification of Chief Executive Officer.

99.3     Certification of Principal Financial Officer.