Form 10-K/A
period 2001-12-31
HOUSEHOLD FINANCE CORP
filed 2003-03-20
CIK 48681

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

   Our account management policies and practices for consumer receivables include collection strategies that permit us to reset the contractual delinquency status of an account to current in certain circumstances. We are amending our disclosures of our restructure policies to include the following disclosures: (1) in numerous instances HFC accepts one or zero payments prior to resetting the delinquency status, and (2) in many instances, we restructure delinquent accounts automatically. In the case of automatic restructures, no prior contact is required with the customer to determine if the cause of the delinquency has been cured. These account management policies and practices vary from product to product and are continually being tested and refined and may change from time to time and period to period. The account management policies and practices include, but are not limited to, restructure or reaging of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments.

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

(c)  Exhibits.

3(i)   Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
3(ii)  Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual
       Report on Form 10-K for the fiscal year ended December 31, 2001).
4(a)   Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992
       (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854
       filed on June 26, 1992).
4(b)   Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase
       Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of our
       Registration Statement on Form S-3, No. 33-55561 filed on September 20, 1994).
4(c)   The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.
12     Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and
       Preferred Stock Dividends.
16     Letter re change in certifying accountant (incorporated by reference to Exhibit 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
23     Consent of KPMG LLP, Certified Public Accountants.
99.1   Ratings of Household Finance Corporation and its significant subsidiaries (incorporated by reference to
       Exhibit 99.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
99.2   Certification of Chief Executive Officer.
99.3.. Certification of Principal Financial Officer.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 19th day of March, 2003.

                                          HOUSEHOLD FINANCE CORPORATION


                                 By:               /S/  S.L. MCDONALD
                                     -----------------------------------
                                            S.L. McDonald Executive Vice
                                                     President,
                                     Chief Accounting Officer and Controller (as
                                            principal financial officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household Finance Corporation and in the capacities on the 19th day of March, 2003.

          Signature                        Title
          ---------                        -----

     /S/  W. F. ALDINGER       Director
-----------------------------
       W. F. Aldinger

   /S/  D. A. SCHOENHOLZ       Chairman and Chief Executive
-----------------------------    Officer, Director
      D. A. Schoenholz

      /S/  J. A. VOZAR         Director
-----------------------------
         J. A. Vozar

     /S/  T.M. DETELICH        Director
-----------------------------
        T.M. Detelich

     /S/  S.L. MCDONALD        Executive Vice President,
-----------------------------    Chief Accounting Officer
        S.L. McDonald            and Controller
                                 (as principal financial
                                 officer)

                                CERTIFICATIONS

I, David A. Schoenholz, certify that:

   1. I have reviewed this annual report on Form 10-K/A of Household Finance Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                          /S/  D. A. SCHOENHOLZ
                                         --------------------------------------
                                                            David A. Schoenholz
                                           Chairman and Chief Executive Officer

Date: March 19, 2003

                                CERTIFICATIONS

I, Steven L. McDonald, certify that:

   1. I have reviewed this annual report on Form 10-K/A of Household Finance Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/  Steven L. McDonald
                                         --------------------------------------
                                                   Steven L. McDonald
                                                Executive Vice President,
                                              Chief Accounting Officer and
                                                        Controller
                                            (as principal financial officer)

Date: March 19, 2003

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

   Our charge-off policy for consumer receivables varies by product. Unsecured receivables are written off at the following stages of contractual delinquency:
MasterCard and Visa-6 months; private label-9 months; and personal non-credit card-9 months and no payment received in 6 months, but in no event to exceed 12 months. For real estate secured receivables, carrying values in excess of net realizable value are charged off at the time of foreclosure or when settlement is reached with the borrower. For loans secured by automobiles, carrying values in excess of net realizable value are charged off at the earlier of repossession and sale of the collateral, the collateral being in our possession for more than 90 days, or the loan becoming 150 days contractually delinquent. Charge-offs may occur sooner for certain consumer receivables involving a bankruptcy. Our account management policies and practices for consumer receivables include collection strategies that permit us to reset the contractual delinquency status of an account to current in certain circumstances. Our restructure policies include the following: (1) in numerous instances HFC accepts one or zero payments prior to resetting the delinquency status, and (2) in many instances, we restructure delinquent accounts automatically. In the case of automatic restructures, no prior contact is required with the customer to determine if the cause of the delinquency has been cured. These account management policies and practices vary from product to product and are continually being tested and refined and may change from time to time and period to period. The account management policies and practices include, but are not limited to, restructure or reaging of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. Commercial receivables are written off when it becomes apparent that an account is uncollectible.

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

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

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

   Insurance. Insurance revenues on revolving credit insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and terms of the underlying contracts. Liabilities for credit insurance policies are based upon

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

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

   When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income will be reclassified into income as earnings are impacted by the variability in the cash flows of the hedged item.

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

2. Restatement

   Bank Merger Restatement. On July 1, 2002, Household International, Inc. contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly-owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly-owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International, Inc.'s credit card banks into one credit card banking subsidiary of HFC. We believe the

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES combination of the banks will streamline and simplify our regulatory reporting process as well as optimize capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests. HFC has previously published selected financial information of the combined company as of and for the month ended July 31, 2002 in a Form 8-K dated August 26, 2002.

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

3. Business Combinations, Acquisitions and Divestitures

   In February 2000, Household International purchased all of the outstanding capital stock of Renaissance Holdings, Inc. ("Renaissance"), a privately held issuer of secured and unsecured credit cards to subprime

                HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES customers. Simultaneously with the purchase, Renaissance's credit card operations were merged with and into our operations. The acquisition was accounted for as a purchase and, accordingly, earnings from Renaissance's credit operations have been included in our results of operations subsequent to the acquisition date.

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

                                 EXHIBIT INDEX

Exhibit
  No.                                                Description
-------                                              -----------
 3(i)   Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31,
        1997).
 3(ii)  Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual
        Report on Form 10-K for the fiscal year ended December 31, 2001).
 4(a)   Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992
        (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854
        filed on June 26, 1992).
 4(b)   Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase
        Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of our
        Registration Statement on Form S-3, No. 33-55561 filed on September 20, 1994).
 4(c)   The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.
 12     Statement of Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges
        and Preferred Stock Dividends.
 16     Letter re change in certifying accountant (incorporated by reference to Exhibit 16 of our Annual
        Report on Form 10-K for the fiscal year ended December 31, 2001).
 23     Consent of KPMG LLP, Certified Public Accountants.
 99.1   Ratings of Household Finance Corporation and its significant subsidiaries (incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
 99.2   Certification of Chief Executive Officer.
 99.3   Certification of Principal Financial Officer.