Form 10-K
period 2002-12-31
HOUSEHOLD FINANCE CORP
filed 2003-03-26
CIK 48681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

   (Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                     OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM         TO
                         COMMISSION FILE NUMBER 1-75

                         HOUSEHOLD FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-1239445
           (State of incorporation)                 (I.R.S. Employer Identification No.)
              2700 SANDERS ROAD
          PROSPECT HEIGHTS, ILLINOIS                               60070
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 564-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON WHICH
                  TITLE OF EACH CLASS                              REGISTERED
                  -------------------                    ------------------------------
6 3/4% Notes, due May 15, 2011                              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of March 19, 2003, there were 1,000 shares of the registrant's common stock outstanding, all of which are owned by Household International, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART/ITEM NO.                                                             PAGE
-------------                                                             ----
PART I
  Item 1.   Business....................................................    2
            Introduction................................................    2
            General.....................................................    2
            Regulation..................................................    2
            Cautionary Statement on Forward-Looking Statements..........    4
            Available Information.......................................    6
  Item 2.   Properties..................................................    6
  Item 3.   Legal Proceedings...........................................    6
  Item 4.   Omitted.....................................................    9

PART II
  Item 5.   Omitted.....................................................    9
  Item 6.   Selected Financial Data.....................................   10
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   11
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   45
  Item 8.   Financial Statements and Supplementary Data.................   45
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   88

PART III
  Item 10.  Omitted.....................................................   88
  Item 11.  Omitted.....................................................   88
  Item 12.  Omitted.....................................................   88
  Item 13.  Omitted.....................................................   88
  Item 14.  Controls and Procedures.....................................   88

PART IV
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   89
            Financial Statements........................................   89
            Reports on Form 8-K.........................................   89
            Exhibits....................................................   89
Signatures..............................................................   90
Certifications..........................................................   91

PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     Household Finance Corporation ("HFC") is a wholly owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). Household International has entered into a merger agreement with HSBC Holdings plc ("HSBC") pursuant to which HSBC will acquire Household International in 2003, subject to the terms and conditions of the merger agreement. As a result of this merger, Household International will no longer be a public company. However, Household International and HFC will continue to file periodic reports with the United States Securities and Exchange Commission (the "SEC") in a reduced disclosure format as permitted by SEC rules following the merger as wholly owned subsidiaries of HSBC. This Form 10-K does not reflect or assume any changes to our business as a result of the merger and does not discuss the impact of the merger on Household International's compensation policies or employment arrangements, or our liquidity, capital or reportable segments. For material information regarding the merger, including its impact on Household International, please see Household International's definitive proxy statement for the special meeting of its shareholders to be held on March 28, 2003, which was filed with the SEC on February 26, 2003, and the supplemental proxy materials, which were filed with the SEC on March 19, 2003.

GENERAL

     HFC offers real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans to consumers in the United States. Where applicable laws permit, we offer credit and specialty insurance to our customers in connection with our products in the United States and Canada. HFC and its subsidiaries may also be referred to in this Form 10-K as "we," "us" or "our."

     We have one reportable segment: Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Information about businesses or functions that are not individually reportable, such as our insurance services, refund lending, direct lending and commercial businesses, as well as our corporate and treasury activities, are included under the "All Other" segment.

     The consumer lending business originates real estate and personal non-credit card loan volume through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured loan volume primarily through brokers and correspondents. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance loan volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships and mass-media advertisement (The GM Card(R)). We also supplement internally-generated receivable growth with portfolio acquisitions and, prior to 2003, purchases from an affiliate.

REGULATION

     We are subject to ongoing regulation by the SEC, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and other U.S. (federal and state) and foreign regulatory agencies, which agencies have broad oversight, supervisory and enforcement powers. Within the scope of these powers, requests have been made to Household International, to which Household International has responded, for factual material surrounding the consumer protection settlement with a multi-state working group of state attorneys general and regulatory agencies, the 2002 restatement and certain

---------------

* MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

other matters. On March 18, 2003, without admitting or denying any wrongdoing, Household International consented to the entry of an order by the SEC pursuant to Section 21C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The order contains findings by the SEC relating to the sufficiency of certain disclosures in reports Household International filed with the SEC during 2002. The SEC found that Household International's disclosures regarding its restructure policies fail to present an accurate description of the minimum payment requirements applicable under the various policies or to disclose its policy of automatically restructuring numerous loans and are therefore false and misleading. The SEC also found misleading Household International's failure to disclose its policy of excluding forbearance arrangements in certain of its businesses from its 60+ days contractual delinquency statistics. The SEC noted that the 60+ days contractual delinquency rate and restructuring statistics are key measures of financial performance because they positively correlate to charge-off rates and loan loss reserves. The SEC findings state that these disclosures violated Sections 10(b) and 13(a) of the Exchange Act, and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. A copy of the consent order has been filed publicly with the SEC on a Current Report on Form 8-K and is available from Household International upon request.

     The consent order requires Household International to cease and desist from committing or causing any violations or future violations of the provisions of and rules under the Exchange Act cited above. The order does not require it to pay any fines or monetary damages. The SEC's order does not require any restatement of Household International's and our financial results. Household International has agreed to the entry of the consent order, without admitting or denying the SEC's findings. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Quality -- Account Management Policies."

     Consumer Lending. Our consumer finance businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection, discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. They also are subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause HFC to be liable for damages and penalties.

     There has been a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending abuses deemed to be "predatory". In addition, states have sought to alter lending practices through consumer protection actions brought by state attorneys general and other state regulators. Legislative activity in this area is expected to continue targeting certain abusive practices such as loan "flipping" (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee "packing" (addition of unnecessary, unwanted and unknown fees to a borrower), "equity stripping" (lending without regard to the borrower's ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. HFC does not condone or endorse any of these practices. We continue to work with regulators and consumer groups to create appropriate safeguards to eliminate these abusive practices while allowing middle-market borrowers to continue to have unrestricted access to credit for personal purposes, such as the purchase of homes, automobiles and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. These initiatives, which may be modified from time-to-time, are discussed at our parent company's corporate web site, www.household.com under the heading "Customer Commitment". As part of Household International's agreement with the state attorneys general and regulators, we also will provide simplified and improved lending disclosures and additional compliance controls over the loan closing process. Notwithstanding these efforts, it is possible that broad legislative initiatives will be passed which will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.

     Banking Institutions. Our banking institution originates receivables in our MasterCard, Visa, and private label credit card businesses. Historically, our banking institutions improved operational efficiencies by offering loan products with common characteristics across the United States. Generally, our banking institutions sold the receivables they originated to non-banking affiliates (also subsidiaries of HFC) so that we could manage all of our customers with uniform policies, regardless through which legal entity a loan was made. In addition, this structure allowed us and our parent company to better manage the levels of regulatory capital required to be maintained at these banking institutions. In 2002, we were advised by the Office of Thrift Supervision, the OCC and the FDIC that in accordance with their 2001 Guidance for Subprime Lending Programs, they would require higher capital levels for institutions holding nonprime or subprime assets. These capital levels were greater than the historical levels we had maintained at our subsidiary banking institution. Household International and HFC agreed to maintain the regulatory capital of our institutions at these specified levels. After evaluating ways to better manage these new capital requirements, Household International combined all of its credit card banks into a single credit card banking subsidiary of HFC, chartered by the OCC, on July 1, 2002. Also on this date, the credit card bank sold all of its existing receivables to non-bank HFC subsidiaries, which also purchase new receivables on a daily basis. We believe that these actions streamline and simplify our regulatory process and optimize capital and liquidity management. We do not expect that any of these actions will have a material adverse effect on our business or our financial condition.

     Our credit card banking subsidiary is subject to capital requirements, regulations and guidelines imposed by the OCC. During 2002, because deposits held at our banking institutions were insured by the FDIC, the FDIC also had jurisdiction over them and was actively involved in reviewing their financial and managerial strength. This supervision continues as to our credit card bank. For example, this institution is subject to federal regulations concerning its general investment authority as well as its ability to acquire financial institutions, enter into transactions with affiliates and pay dividends. Such regulations also govern the permissible activities and investments of any subsidiary of a bank.

     Our credit card banking subsidiary is also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.

     In January 2003, the four federal bank regulatory agencies issued final guidance for account management and loss allowance practices for credit card lending. We believe that implementation of the guidance should not have a material adverse impact on our financial statements or the way we manage our business. This guidance (as well as earlier guidance on other topics, including criteria for resetting the delinquency status of an account to current) does not apply to our non-bank lending operations.

     Insurance. Our credit insurance business is subject to regulatory supervision under the laws of the states in which it operates. Regulations vary from state to state but generally cover licensing of insurance companies, premium and loss rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HFC that are not statements of historical fact and may also constitute forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HFC undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

     The important factors, many of which are out of our control, which could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents are:

     - changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged "predatory" lending practices through broad initiatives aimed at lenders operating in the nonprime or subprime consumer market;

     - increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;

     - changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or as required by regulatory agencies and the Financial Accounting Standards Board;

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

     - the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas, and changes we may make from time to time in these models, programs and initiatives;

     - continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

     - changes associated with, as well as the difficulty in integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by HFC;

     - a reduction of our debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

     - the costs, effects and outcomes of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices or policies of any of our business units, including, but not limited to, additional compliance requirements;

     - increased funding costs resulting from continued or further instability in the capital markets and risk tolerance of fixed income investors;

     - the costs, effects and outcomes of any litigation matter that is determined adversely to HFC or its businesses;

     - the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses;

     - failure of Household International to complete the merger with HSBC in accordance with the announced terms; and

     - the inability of HFC to manage any or all of the foregoing risks as well as anticipated.

AVAILABLE INFORMATION

     Our parent company maintains a website at www.household.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports.

ITEM 2.  PROPERTIES.

     Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of a credit card processing facility in Las Vegas, Nevada, and servicing facilities in London, Kentucky, Mt. Prospect, Illinois, and Chesapeake, Virginia, and a hanger in Wheeling, Illinois. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

     General. We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition.

     Consumer Lending Litigation. During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in the states of Alabama and Mississippi and the large awards obtained from juries in those states. Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in Alabama and Mississippi. The Alabama and Mississippi cases generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in Alabama and Mississippi is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of the financing of merchandise claims have been partially covered by insurance.

     On October 11, 2002, Household International reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from our retail branch consumer lending operations. This preliminary agreement, and related subsequent consent decrees and similar documentation entered into with each of the 50 states and the District of Columbia, are referred to collectively as the "Multi-State Settlement Agreement." The Multi-State Settlement Agreement requires Household International to establish a settlement fund and to pay certain expenses of investigation and administration. We will also provide greater disclosures and alternatives for customers in connection with "nonprime" mortgage lending originated by our retail branch network. In addition, we will unilaterally amend all branch originated real estate secured loans to provide that no pre-payment penalty is payable later than 24 months after origination. No fines, penalties or punitive damages were assessed by the states pursuant to the Multi-State Settlement Agreement. The Multi-State Agreement became effective as of December 16, 2002.

     Under the terms of the Multi-State Settlement Agreement, Household International established a fund of $484 million to be divided among all participating states (including the District of Columbia), with each state receiving a proportionate share of the funds based upon the volume of the retail branch originated real estate secured loans we made in that state during the period of January 1, 1999 to September 30, 2002. Household International deposited three equal installments into the fund in January, February and March 2003.

     Household International has also paid $10.2 million to the states as reimbursement for the expenses of their investigation and will pay fees and expenses of an independent settlement fund administrator of up to $9.8 million. At our expense, we will also retain an independent monitor to report on our compliance with the Multi-State Settlement Agreement over the next five years.

     Each borrower that receives a payment under the Multi-State Settlement Agreement will be required to release all civil claims against Household International and its affiliates (including us) relating to consumer lending practices. Each state has agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.

     We recorded a pre-tax charge in the third quarter of fiscal year 2002 of $525 million reflecting the costs of the Multi-State Settlement Agreement and related matters.

     We have also been named in purported class actions by individuals and consumer groups directly or supporting individuals in the United States (such as the AARP and the "Association of Community Organizations for Reform Now") claiming that our loan products or lending policies and practices are unfair or misleading to consumers. Judicial certification of a class is required before any claim can proceed on behalf of a purported class and, to date, none of the purported class action claims has been certified. Although the Multi-State Settlement Agreement does not cause the immediate dismissal of these purported class actions, we believe it substantially reduces our risk of any material liability that may result since every consumer who receives payments as a result of the Multi-State Settlement Agreement must release us from any liability for such claims generally as alleged by these individuals and groups. We intend to seek resolution of these related legal actions provided it is financially prudent to do so. Otherwise, we intend to defend vigorously against the allegations. Regardless of the approach taken with respect to these purported class actions, we believe that any liability that may result will not have a material financial impact. We expect, however, that consumer groups will continue to target us in the media, with regulators, with legislators and with legal actions to pressure us and the nonprime lending industry into accepting concessions that would more heavily regulate the nonprime lending industry. (See "Regulation" above.)

     Securities Litigation. As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2001, which was filed with the United States Securities and Exchange Commission on August 27, 2002 and subsequently amended on March 20, 2003, we restated our previously reported consolidated financial statements. The restatement relates to a MasterCard and Visa affinity credit card relationship and a third party marketing agreement, which were entered into between 1996 and 1999. All were part of our credit card services business. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There was no significant change as a result of these adjustments on the prior periods net earnings trends previously reported. The restatement resulted in a $70.2 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, Household International, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et all., No. 02 C 5893 (N.D. Ill. filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household International securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our sales and lending practices, the preliminary agreement with a multi-state working group of state attorneys general, the restatement and the merger of Household International with HSBC. The Amended Complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought.

     Merger Litigation. Several lawsuits have been filed alleging violations of law with respect to the pending merger of Household International with HSBC. While the lawsuits are in their preliminary stages, we believe that the claims lack merit and the defendants deny the substantive allegations of the lawsuits. These lawsuits are described below.

     The operative complaints in two lawsuits pending in the Circuit Court of Cook County, Illinois, Chancery Division, McLaughlin v. Aldinger et al. (filed on November 15, 2002), No. 02 CH 20683, and Pace v. Aldinger et al. (filed on October 24, 2002 and amended on November 15, 2002), No. 02 CH 19270 , assert purported derivative claims arising out of the restatement of Household International's consolidated financial statements, the preliminary agreement with a multi-state working group of state attorneys general, and other accounting matters. Both actions seek unspecified damages and the complaint in Pace also seeks to enjoin the pending merger with HSBC. A third lawsuit relating to the merger with HSBC, Williamson v. Aldinger et al. (filed on January 15, 2003), is pending in the United States District Court for the Northern District of Illinois, and claims that certain of Household International's officers and directors breached their fiduciary duties and committed corporate waste by agreeing to the pending merger with HSBC and allegedly failing to take appropriate steps to maximize the value of a merger transaction. This complaint also seeks to enjoin the pending merger with HSBC.

     Plaintiffs in the three actions have asserted that the proxy materials provided to the parent company's stockholders are deficient in failing to disclose or sufficiently emphasize the following, which plaintiffs consider important to the parent company's stockholders' decision with respect to the pending merger with HSBC, including: that Household International or its financial advisor failed to obtain internal projections of HSBC of its expected future performance; that, as has been alleged, Household International failed to take adequate steps to "shop" the company before agreeing to the merger agreement with HSBC and that the magnitude of the termination fee payable to HSBC under the merger agreement in certain circumstances constitutes an unreasonable impediment to a competing transaction; and that, also as has been alleged, the senior management of Household International and its Board of Directors were motivated to approve and recommend the merger with HSBC allegedly in order to insulate themselves from personal liability for claims arising out of the restatement of Household International's consolidated financial statements, the preliminary agreement with a multi-state working group of state attorneys general, and other accounting matters.

     On March 18, 2003, the plaintiffs in the three actions (together with the plaintiff in another related action pending in the Circuit Court of Cook County, Illinois, Chancery Division (Bailey v. Aldinger et al., No. 02 CH 16476 (filed August 27, 2002)) agreed in principle to a settlement of the actions based on, among other things, the additional disclosures above relating to their allegations and HSBC's agreement to waive $55 million of the termination fee otherwise payable to HSBC from Household International under the merger agreement in certain circumstances. That agreement in principle is subject to customary conditions including definitive documentation of the settlement, additional confirmatory discovery by the plaintiffs and approval by the Courts following notice to the stockholders and a hearing. A hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger.

     Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household International's Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill); a consolidated and amended complaint is to be filed by March 31, 2003. Since the complaint has not yet been filed, it is not possible to state what the claims may be or what damages may be sought.

     We believe that we have not, Household International has not and our respective officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

     Regulatory Proceedings. In order to complete the merger, HSBC must obtain the approval of the OCC for the change in control of Household Bank (SB), N.A. (the "Bank" or "HBSB"), our credit card banking subsidiary. Concurrently with the application process, HFC and the OCC have endeavored to resolve any outstanding regulatory issues with respect to the Bank. In this regard, the Bank has executed an agreement with the OCC relating to the resolution of issues involving a credit card program for customers of Hispanic Air Conditioning and Heating ("Hispanic Air") conducted by the Bank from 1997 to 1999. During that period, the Bank provided financing for Hispanic Air's sales of heating, ventilation and air conditioning ("HVAC") systems under a private label credit card program established with manufacturers of HVAC equipment for who Hispanic Air was an authorized dealer. In 1999, the attorney general of the State of Texas filed suit against Hispanic Air, accusing Hispanic Air of deceptive and wrongful practices in the marketing, sale and installation of HVAC systems. In September 2000, the Texas attorney general added the Bank and certain of its affiliates as defendants. During this time, the Bank voluntarily put in place a comprehensive remediation program to resolve the complaints of customers of Hispanic Air. The Bank was dismissed from the Texas action in 2002.

     In June 2000, the attorney general for the State of Arizona, who had also filed suit against Hispanic Air, added the Bank and an affiliate as defendants. In connection with this proceeding, the Bank requested that the OCC, as the agency with exclusive visitorial powers over the Bank, intervene and the OCC commenced an investigation. The Bank has provided information to the OCC from time to time in connection with this investigation. As part of our efforts to resolve any open regulatory issues with the OCC, the Bank has executed an agreement with the OCC, under which the Bank will be required to take certain additional actions to supplement its prior remediation program. These actions will involve providing additional notification to all eligible consumers of the availability of remediation, providing inspection and repair or replacement of equipment, providing reimbursement to customers who have incurred expenses to repair equipment, providing reductions to principal and interest of consumer credit card balances, providing reimbursement for warranties and late fees and developing an action plan to enhance the administration of the Bank's private label credit card programs. We estimate that the pre-tax cost of taking these additional remedial actions will be less than $1,000,000. Language in the written agreement confirms our position that the OCC has exclusive jurisdiction over the matters complained of by the State of Arizona. The written agreement makes it clear that the Bank neither admits nor denies that it has engaged in any unsafe or unsound banking practices or violated any law or regulation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All 1,000 shares of HFC's outstanding common stock are owned by Household International. Consequently, there is no public market in HFC's common stock.

     HFC paid cash dividends to Household International of $300 million in 2002, $650 million in 2001 and $425 million in 2000. Household Bank (SB), N.A., a wholly owned subsidiary, also paid cash dividends of $225 million to an affiliate in 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                             2002            2001            2000
                                                         ------------     -----------     -----------
                                                         (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
STATEMENT OF INCOME DATA-YEAR ENDED DECEMBER 31
Net interest margin and other revenues.................   $ 10,130.9       $ 8,662.7       $ 6,937.2
Provision for credit losses on owned receivables.......      3,463.7         2,606.4         1,929.8
Total costs and expenses, excluding settlement charge
  and related expenses.................................      3,655.7         3,378.6         2,838.2
Settlement charge and related expenses.................        525.0              --              --
Income taxes...........................................        850.0           949.8           773.1
                                                          ----------       ---------       ---------
Net income.............................................   $  1,636.5(1)    $ 1,727.9       $ 1,396.1
                                                          ==========       =========       =========
SELECTED FINANCIAL INFORMATION AND RATIOS:
OWNED BASIS:
Total assets...........................................   $ 88,372.9       $74,529.5       $63,353.8
Total receivables(2)...................................     75,209.7        67,341.6        55,685.6
Debt to equity ratio...................................        7.4:1           7.3:1           6.5:1
Return on average owned assets.........................         1.99%(1)        2.56%           2.42%
Return on average common shareholder's equity..........         16.9(1)         20.8            19.1
Net interest margin....................................         8.24            8.59            8.23
Efficiency ratio.......................................         39.4(1)         37.1            38.9
Consumer two-month-and-over contractual delinquency
  ratio................................................         5.63            4.93            4.60
Consumer net charge-off ratio..........................         4.10            3.72            3.51
Reserves as a percent of receivables...................         4.20            3.62            3.48
Reserves as a percent of net charge-offs...............        109.0           109.5           111.4
Reserves as a percent of nonperforming loans...........         93.4            91.5            93.4
MANAGED BASIS:(3)
Total assets...........................................   $111,795.1       $94,288.8       $82,277.1
Total receivables(2)...................................     98,631.9        87,100.9        74,608.9
Return on average managed assets.......................         1.59(1)         2.01            1.86
Common equity to managed assets........................         8.98            9.16           10.00
Tangible shareholder's equity to tangible managed
  assets(4)............................................         8.70            8.15            8.08
Net interest margin....................................         9.07            9.05            8.47
Efficiency ratio.......................................         33.2(1)         32.9            33.5
Consumer two-month-and-over contractual delinquency
  ratio................................................         5.29            4.75            4.45
Consumer net charge-off ratio..........................         4.58            4.12            3.97
Reserves as a percent of receivables...................         4.86            4.02            3.94
Reserves as a percent of net charge-offs...............        114.3           108.6           110.5
Reserves as a percent of nonperforming loans...........        114.7           105.4           109.8
                                                          ----------       ---------       ---------

---------------

(1) The following information, including operating results for 2002 which are presented on a non-GAAP basis, is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For 2002, the operating results, percentages and ratios presented below exclude the $333.2 million (after-tax) settlement charge and related expenses.

                                                   2002       2001       2000
                                                 --------   --------   --------
Operating net income (in millions).............  $1,969.7   $1,727.9   $1,396.1
Return on average owned assets.................      2.40%      2.56%      2.42%
Return on average common shareholder's
  equity.......................................      20.2       20.8       19.1
Owned basis efficiency ratio...................      34.1       37.1       38.9
Return on average managed assets...............      1.91       2.01       1.86
Managed basis efficiency ratio.................      28.7       32.9       33.5

(2) In 2002, we sold $2.7 billion of real estate secured whole loans from our consumer lending and mortgage services businesses and purchased a $.5 billion private label portfolio. In 2001, we purchased a $.7 billion private label portfolio.

(3) We monitor our operations and evaluate trends on both an owned basis as shown in our historical financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. See below for further information on managed basis reporting.

(4) The ratio of tangible shareholder's equity to tangible managed assets is a non-GAAP financial ratio that, when calculated for Household International, is used by certain rating agencies as a measure to evaluate its capital adequacy. This ratio may differ from similarly named measures presented by other companies. Because they include obligations to purchase Household International common stock in 2006, our Adjustable Conversion-Rate Equity Security Units are also considered equity in calculating this ratio. Common equity to total managed assets, the most directly comparable GAAP financial measure, is also presented in our selected financial ratios.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               BASIS OF REPORTING

     Acquisition of Household International. On November 14, 2002, our parent, Household International, Inc. ("Household International"), and HSBC Holdings plc ("HSBC"), announced that they had entered into a definitive merger agreement under which Household International will be merged into a wholly owned subsidiary of HSBC, subject to the terms and conditions contained in the merger agreement. Household International has agreed that except with HSBC's prior written consent, it will conduct its business in the ordinary course consistent with past practices during the period from the signing of the merger agreement until the completion of the merger. Household International also agreed to use reasonable best efforts to preserve its present business organizations, to keep available the services of its current officers and key employees and preserve existing relationships and goodwill with persons with whom it does business. Consummation of the merger is subject to regulatory approvals, the approval of the stockholders of both Household International and HSBC and other customary conditions.

     Segments. We have one reportable segment, Consumer, which consists of our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. At December 31, 2002, our owned receivables totaled $75.2 billion.

     Basis of Reporting. We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See "Securitizations and Secured Financings" on pages 35 to 37 and Note 5, "Asset Securitizations," and Note 18, "Segment Reporting," to the accompanying consolidated financial statements for additional information related to the securitizations and secured financings of our businesses.

     The following discussion of our financial condition and results of operations is presented on an owned basis of reporting. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

                  APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We follow accounting guidance promulgated by the AICPA Accounting and Audit Guide for Finance Companies rather than bank regulatory accounting pronouncements as we are not a bank holding company. Based on the specific customer segment we serve, we believe our policies are appropriate and fairly present the financial position of HFC.

     The significant accounting policies used in the preparation of our financial statements are more fully described in Note 1 to the accompanying consolidated financial statements. Certain critical accounting policies are complex and involve significant judgment by our management, including the use of estimates and assumptions or the application of account management policies and practices which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates, assumptions or account management policies and practices could significantly affect our financial position or our results of operations. We base and establish our account management policies and practices on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, account management policies and practices or conditions as discussed below.

     We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed the development and selection of these critical accounting policies with the audit committee of Household International's Board of Directors, including the underlying estimates, assumptions and account management policies and practices.

     Credit Loss Reserves. Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses on owned receivables in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a "critical accounting estimate" because (a) the provision for credit losses totaled $3.5 billion in 2002, $2.6 billion in 2001 and $1.9 billion in 2000 and changes in the provision can materially affect net income, (b) it requires us to forecast future delinquency and charge-off trends which are uncertain and require a high degree of judgment and (c) it is influenced by factors outside of our control such as customer payment patterns and economic conditions. Because our loss reserve estimate involves judgement and is influenced by factors outside of our control, it is reasonably possible such estimates could change.

     Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. In addition, loss reserves on consumer receivables are maintained to reflect our assessment of portfolio risk factors which may not be reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge-off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels in charge-off and delinquency. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing credit loss reserves due to the different inherent loss characteristics for each of our products. Charge-off policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods.

We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate.

     Each quarter, we re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income as provision for credit losses on owned receivables in the period that the estimate is changed. During 2002 and 2001, our reserves as a percentage of receivables increased, reflecting the impact of a weakened economy, increased industry bankruptcy filings, higher levels of delinquency and charge-off, customer account management policies and practices and the continuing uncertainty as to the ultimate impact the weakened economy will have on delinquency and charge-off levels.

     Our policies and practices for the collection of consumer receivables, including restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral.

     The main criteria for our restructuring policies and practices vary by product. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. This should be taken into account when comparing restructuring statistics from different periods. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we disclose. The lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

     In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services consumer credit counseling accommodations, forbearance, modifications, loan rewrites and/or deferments pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower's ability to pay the contractually specified amount for some period or time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower's agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement, as well as extended payment or modification arrangements, deferments, consumer credit counseling accommodations, or loan rewrites may involve us agreeing to lower the contractual payment amount or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer, the account status may be reversed and collection actions resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

     For more information about our charge-off and customer account management policies and practices, see "-- Credit Quality -- Delinquency and Charge-offs" and "-- Credit Quality -- Account Management Policies."

     Receivables Sold and Serviced With Limited Recourse and Securitization Revenue. We use a variety of sources to fund our operations. One of these sources is the securitization of receivables. For securitizations which qualify as sales, the receivables are removed from the balance sheet and a gain on sale and interest-only strip receivable are recognized. Determination of both the gain on sale and the interest-only strip receivable include estimates of future cash flows to be received over the lives of the sold receivables. We believe the accounting estimates relating to gains on sale and the value of the interest-only strip recorded are "critical accounting estimates" because (a) changes in them may materially affect net income, (b) their values may be influenced by factors outside of our control such as customer prepayment patterns and economic conditions which impact charge-off and delinquency and (c) they require us to forecast cash flows which are uncertain and require a high degree of judgment. It should be noted, however, that the life of the receivables that we securitize and which qualify as sales, are relatively short. We have not structured any real estate secured receivable securitization transactions to receive sale treatment since 1997. As a result, the real estate secured receivables, which generally have longer lives than our other receivables, and related debt remain on our balance sheet. Securitizing receivables with shorter lives reduces the period of time for which cash flows must be forecasted and, therefore, reduces the potential volatility of these projections. However, because our securitization accounting involves judgment and is influenced by factors outside of our control, it is reasonably possible such projections could change.

     A gain on sale is recognized for the difference between the carrying value of the receivables securitized and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale, net of recourse provisions, are reported as securitization revenue in our consolidated statements of income.

     Securitizations structured as sales transactions also involve the recording of an interest-only receivable which represents our contractual right to receive interest and other cash flows from the securitization trust. Our interest-only strip receivables are reported at estimated fair value using discounted cash flow estimates as a separate component of receivables, net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable, which is deemed to be other than temporary, is charged against current earnings.

     Assumptions used in estimating gains on sales of receivables are evaluated with each securitization transaction. Assumptions used in valuing interest-only strip receivables are re-evaluated each quarter based on experience and expectations of future performances. During 2002 and 2001, we experienced lower interest rates on both the receivables sold and securities issued as well as higher delinquency and charge-off levels on the underlying receivables sold as a result of the weak economy. These factors impacted both the gains recorded and the values of our interest-only strip receivables.

     The sensitivity of our interest-only strip receivable to various adverse changes in assumptions are disclosed in Note 5, "Asset Securitizations," to the accompanying consolidated financial statements.

     Contingent Liabilities. Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

     Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENTS AND TRENDS

     - Our net income was $1.6 billion in 2002, $1.7 billion in 2001 and $1.4 billion in 2000. Our operating net income (a non-GAAP financial measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax) was $2.0 billion in 2002, a 14 percent increase over 2001 net income. Operating net income is an important measure in evaluating trends for comparative purposes.

       Our improved operating net income was due to receivable and revenue growth. Receivable growth was partially offset by higher securitization levels and asset sales of $2.7 billion. Revenue growth was partially offset by higher operating expenses to support portfolio growth and higher credit loss provision due to the larger portfolio and uncertain economic environment.

       On October 11, 2002, Household International reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from its retail branch consumer lending operations. This agreement became effective on December 16, 2002, with the filing of related consent decrees or similar documentation in 41 states and the District of Columbia. Consent decrees or similar documentation have now been filed in all 50 states and the District of Columbia. We recorded a pre-tax charge of $525.0 million ($333.2 million after-tax) which reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.

     - Owned receivables grew 12 percent to $75.2 billion in 2002. In our real estate secured portfolio, strong growth was partially offset by whole loan sales of $2.7 billion pursuant to our liquidity management plans. Strong growth in our auto finance, MasterCard and Visa, private label and personal non-credit card portfolios was offset by higher securitization levels pursuant to our liquidity management plans.

     - Our return on average common shareholder's equity ("ROE") was 16.9 percent in 2002, compared to 20.8 percent in 2001 and 19.1 percent in 2000. Our return on average owned assets ("ROA") was 1.99 percent in 2002, compared to 2.56 percent in 2001 and 2.42 percent in 2000. Excluding the settlement charge, ROE was 20.2 percent and ROA was 2.40 percent in 2002.

     - Our owned net interest margin was 8.24 percent in 2002, compared to 8.59 percent in 2001 and 8.23 percent in 2000. The decrease in 2002 was attributable to our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower funding costs. The increase in 2001 was primarily attributable to lower funding costs.

     - Our owned consumer charge-off ratio was 4.10 percent in 2002, compared to
       3.72 percent in 2001 and 3.51 percent in 2000. Our delinquency ratio was
       5.63 percent at December 31, 2002, compared to 4.93 percent at December 31, 2001. Both ratios were negatively affected by the weak economy and higher industry bankruptcy filings.

     - During 2002, we recorded owned loss provision greater than charge-offs of $568.6 million, increasing our owned loss reserves to $3.2 billion. Receivables growth, increases in personal bankruptcy filings, higher delinquencies and the weak economy contributed to the higher provision.

     - Our owned basis efficiency ratio was 39.4 percent in 2002, 37.1 percent in 2001 and 38.9 percent in 2000. The 2002 ratio reflects the settlement charge. Excluding this item, our owned basis efficiency ratio was 34.1 percent in 2002 and reflects higher revenues, partially offset by higher operating expenses to support growth.

     - On August 14, 2002, we announced a restatement of our prior period financial results relating to our Consumer segment. The restatement related to a MasterCard and Visa affinity credit card relationship and a marketing agreement with a third party credit card marketing company. The restatement resulted in a $70.2 million, after-tax, retroactive reduction to retained earnings at December 31, 1998.

     - On July 1, 2002, Household International contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International's credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks streamlines and simplifies our regulatory reporting process as well as optimizes capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests.

     - In January 2003, the four federal bank regulatory agencies issued final guidance for account management and loss allowance practices for credit card lending. We believe that implementation of the guidance should not have a material adverse impact on our financial statements or the way we manage our business.

SEGMENT RESULTS -- MANAGED BASIS

     Our Consumer segment reported net income of $1.4 billion in 2002. Operating net income (a non-GAAP financial measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax) was $1.7 billion in 2002, compared to net income of $1.5 billion in 2001 and $1.4 billion in 2000. Operating net income is an important measure in evaluating trends for comparative purposes.

     The improved operating results were driven by higher net interest margin dollars and total other revenues which increased $2.1 billion, or 23 percent, in 2002 and $1.2 billion, or 16 percent in 2001. Growth in average receivables drove the increases in both years. In 2002, higher securitization activity, pursuant to our liquidity management plans, also contributed to the increases. The higher revenues were partially offset by substantially higher credit loss provision and higher expenses. Our credit loss provision rose $1.6 billion, or 44 percent, in 2002 and $609.2 million, or 20 percent, in 2001 as a result of increased levels of receivables and the continued weak economy. We increased managed loss reserves by recording loss provision greater than charge-offs of $1.1 billion in 2002 and $.4 billion in 2001. Higher salary and operating expenses were the result of additional employees, increased operating costs to support higher receivable levels, increased legal and professional expenses related primarily to our compliance initiatives and investments in the growth of our business.

     Managed receivables grew to $97.4 billion at year-end 2002, up 13 percent from $86.6 billion in 2001 and $74.0 billion in 2000. The managed receivable growth was driven by solid growth in all products with the strongest growth in our real estate secured receivables. In 2002, this growth was partially offset by whole loan sales in our mortgage services and consumer lending business of $2.7 billion pursuant to our liquidity management plans. Return on average managed assets ("ROMA") was 1.45 percent in 2002, compared to 1.89 percent in 2001 and 1.95 percent in 2000. Excluding the settlement charge, ROMA was 1.80 percent in 2002. The declines in the ratio in both years reflects higher credit loss provision. A higher percentage of lower margin real estate secured receivables also contributed to the decrease in 2001.

     See Note 18, "Segment Reporting," to the accompanying consolidated financial statements for additional segment information.

BALANCE SHEET REVIEW

     Owned assets totaled $88.4 billion at December 31, 2002 and $74.5 billion at December 31, 2001. Owned receivables may vary from period to period depending on the timing and size of securitization transactions. We had initial securitizations of $9.5 billion in 2002 and $5.3 billion of receivables in 2001. We refer to securitized receivables that are serviced for investors and are not on our balance sheet as our serviced with limited recourse portfolio.

     Receivables growth has been a key contributor to our 2002 results. This growth, however, was partially offset by real estate secured whole loan sales and higher securitization levels pursuant to our liquidity management plans. Owned receivables and increases (decreases) over prior years are shown in the following table:

                                                       INCREASE (DECREASE)   INCREASE (DECREASE)
                                                          IN 2002/2001          IN 2001/2000
                                        DECEMBER 31,   -------------------   -------------------
                                            2002           $           %          $          %
                                        ------------   ----------    -----   -----------   -----
                                              (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
OWNED RECEIVABLES:
Real estate secured...................   $44,052.1      $6,853.7       18%    $ 7,050.5      23%
Auto finance..........................     2,028.1        (304.1)     (13)        689.2      42
MasterCard/Visa.......................     7,600.2         638.2        9       1,131.3      19
Private label.........................     9,365.2        (482.7)      (5)      1,179.2      14
Personal non-credit card..............    11,706.9       1,148.3       11       1,671.4      19
Commercial............................       457.2          14.7        3         (65.6)    (13)
                                         ---------      --------      ---     ---------     ---
Total.................................   $75,209.7      $7,868.1       12%    $11,656.0      21%
                                         =========      ========      ===     =========     ===

     - Real estate secured receivables increased $6.9 billion to $44.1 billion during 2002. Growth in our branches was partially offset by whole loan sales of $2.7 billion by our mortgage services and consumer lending businesses pursuant to our liquidity management plans. During 2002, strong demand for debt consolidation loans and refinancing due to favorable interest rates contributed to growth in our branches. We intentionally slowed this growth in the fourth quarter of 2002, however, to improve our capital ratios.

       Auto finance receivables decreased $304.1 million to $2.0 billion during 2002. A strong market driven by a favorable interest rate environment contributed to higher originations in 2002. The higher originations were more than offset by increased securitization activity. We had initial securitizations of auto finance receivables of $3.3 billion in 2002 compared to $2.6 billion in 2001.

       MasterCard and Visa receivables increased $638.2 million to $7.6 billion during 2002 despite increased securitization activity. Our partner programs, which include both our GM and Union Plus portfolios, reported growth as a result of new account originations. For GM, this growth was offset by attrition. Our GM portfolio, which consists primarily of prime customers and accounts for almost a quarter of our owned MasterCard and Visa portfolio, continues to produce stable, predictable and profitable results. Our subprime direct mail and Household Bank branded portfolios also reported growth as the result of new originations. We continue to control the growth in our subprime portfolio by limiting credit lines, especially for new customers. We had initial securitizations of MasterCard and Visa receivables of $.9 billion in 2002 compared to $.3 billion in 2001.

       Private label receivables decreased $482.7 million to $9.4 billion during 2002. Organic growth by existing merchants, expansion of the Best Buy program, strong sales growth by several of our larger merchants and a $.5 billion portfolio acquisition were more than offset by increased securitization activity. We had initial securitizations of private label receivables of $1.7 billion in 2002 compared to

       $.5 billion in 2001. In 2001, we developed focused marketing efforts and promotions for our core merchant portfolio. These initiatives included formation of dedicated marketing teams for our larger merchants and development of promotions primarily for our mid-size merchants. These efforts contributed strongly to the organic growth in 2002, which was partially offset by the liquidation of certain merchant portfolios.

       Personal non-credit card receivables increased $1.1 billion to $11.7 billion during 2002 despite increased securitization activity. We had initial securitizations of personal non-credit card receivables of $3.6 billion in 2002 compared to $2.0 billion in 2001. The increase in Union Plus personal unsecured loans is attributable to receivables purchased from Household Bank, f.s.b. as a result of Household International's decision to dispose of the assets of this affiliate.

       Personal non-credit card receivables are comprised of the following:

                                                            AT DECEMBER 31
                                                         ---------------------
                                                           2002        2001
                                                         ---------   ---------
                                                             (IN MILLIONS)
Personal unsecured.....................................  $ 6,468.0   $ 6,242.9
Union Plus personal unsecured..........................    1,095.4       194.1
Personal homeowner loans...............................    4,143.5     4,121.6
                                                         ---------   ---------
Total..................................................  $11,706.9   $10,558.6
                                                         =========   =========

       Personal unsecured loans (cash loans with no security) are made to customers who do not qualify for a real estate secured or personal homeowner loan ("PHL"). The average personal unsecured loan is approximately $5,000 and 80 percent of the portfolio is closed-end with terms ranging from 12 to 60 months. The Union Plus personal unsecured loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal unsecured loans. The average PHL is approximately $15,000. PHL's typically have terms of 120 or 180 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price and classify as unsecured loans. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress.

     - We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured volume primarily through brokers and correspondents. Private label credit card volume is generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our co-branding and affinity relationships, mass media advertisements (GM Card(R)) and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.

       We also are active in cross-selling more products to our existing customers. This opportunity for receivable growth results from our broad product array, recognized brand names, varied distribution channels, and large, diverse customer base. As a result of these cross-selling initiatives, we increased our products per customer by almost 5 percent in 2002. Products per customer is a measurement of the number of products held by an individual customer whose borrowing relationship with us is considered in good standing. Products include all loan, insurance and related products.

       Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approximately $350 million of personal non-credit card loans into real estate secured loans in 2002 and $400 million in 2001. It is not our practice to rewrite or reclassify any delinquent secured loans (real estate or auto) into personal non-credit card loans.

       The Internet is also an increasingly important distribution channel and is enabling us to expand into new customer segments, improve delivery in indirect distribution and serve current customers in a more cost-effective manner. Receivables originated via the Internet doubled in 2002. At December 31, 2002, we had $6 billion in receivables and over 1.7 million accounts which were originated via the Internet. We currently accept loan applications via the Internet for all of our products and have the ability to serve our customers entirely on-line or in combination with our other distribution channels.

     - Our owned consumer two-months-and-over contractual delinquency ratio was
       5.63 percent at December 31, 2002, compared to 4.93 percent at December 31, 2001. Our owned consumer net charge-off ratio was 4.10 percent in 2002, compared to 3.72 percent in 2001 and 3.51 percent in 2000.

     - Our owned credit loss reserves were $3.2 billion at December 31, 2002, compared to $2.4 billion at December 31, 2001. Credit loss reserves as a percent of owned receivables were 4.20 at December 31, 2002, compared to
       3.62 percent at December 31, 2001.

     - Our debt to equity ratio was 7.4 to 1 at December 31, 2002, compared to
       7.3 to 1 at December 31, 2001.

     - On October 11, 2002, in response to the attorneys general settlement and Household International's announced disposition of Household Bank, f.s.b., Standard & Poor's ("S&P") announced that it had revised its ratings for our long-term and commercial paper debt as well as those of our parent, Household International. S&P's ratings were revised as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002, Fitch Ratings announced that it had placed the long-term and commercial paper debt ratings of Household International and each of its subsidiaries, including HFC, on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household International and HFC. These actions contributed to additional volatility in the trading of our debt securities and reduced our access to and increased our costs in the commercial paper market.

       In response to Household International's announced merger with HSBC, S&P placed our ratings on "Positive" credit watch, Fitch gave our ratings an "Evolving" rating watch and Moody's placed our ratings on "Watch for Upgrade." These actions resulted in reduced volatility in the trading of our securities and enabled us to access the unsecured debt markets at more attractive rates subsequent to the announcement. Our ratings are well within the investment grade rating categories at all rating agencies for all of our debt securities.

     - During 2002, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market-induced volatility. These steps included issuing long-term debt which lengthened the term of our funding, establishing $6.25 billion in incremental real estate secured conduit capacity, completing real estate secured whole loan sales of $2.7 billion, issuing debt which includes purchase contracts on Household International common stock in 2006, issuing securities backed by dedicated home equity loan receivables of $7.5 billion and establishing an investment security liquidity portfolio which totaled $3.9 billion at December 31, 2002, including $2.2 billion which is dedicated to our credit card bank. We intend to maintain an investment security portfolio for the near future to protect us from liquidity concerns. This action will continue to adversely impact our net interest margin and net income due to the lower return generated by these assets. Our insurance subsidiaries also held an additional $2.7 billion in investment securities at December 31, 2002.

RESULTS OF OPERATIONS

     Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

     Net Interest Margin. Our owned net interest margin on an owned basis increased to $6.2 billion in 2002, up from $5.2 billion in 2001 and $4.2 billion in 2000. The increases were primarily due to growth in average receivables and lower funding costs.

     As a percent of average interest-earning assets, net interest margin was
8.24 percent in 2002, 8.59 percent in 2001 and 8.23 percent in 2000. The decrease in 2002 was attributable to our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower funding costs. The increase in 2001 was primarily attributable to lower funding costs.

     Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $8.7 billion in 2002, up from $7.2 billion in 2001 and $5.8 billion in 2000. Receivable growth contributed to the dollar increases in both years. As a percent of average managed interest-earning assets, net interest margin was
9.07 percent in 2002, 9.05 percent in 2001 and 8.47 percent in 2000. Lower funding costs were the primary driver of the increased margin in both years. In 2002, these increases were substantially offset by the liquidity-related investment portfolio. This portfolio was established in 2002 and has lower yields than our receivables.

     Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed portfolio includes relatively more unsecured loans, which have higher yields.

     We are able to adjust our pricing on many of our products, which reduces our exposure to changes in interest rates. During 2002 and 2001, we benefited from reductions in funding costs, which were greater than the corresponding reductions in pricing. These benefits, however, were offset by lower returns on our liquidity-related investment portfolio. We estimate that our after-tax earnings would decline by about $48 million at December 31, 2002 and $41 million at December 31, 2001, following a gradual 100 basis point increase in interest rates over a twelve month period.

     Provision for Credit Losses. The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio.

     The provision for credit losses totaled $3.5 billion in 2002, compared to $2.6 billion in 2001 and $1.9 billion in 2000. Receivables growth, increases in personal bankruptcy filings and the impact of the continuing weak economy on charge-off and delinquency trends contributed to a higher provision in both years. The provision for credit losses may vary from year to year, depending on a variety of factors including historical delinquency roll-rates and account management policies and practices (such as, restructure, rewrite, reage, forbearance and modification activity) of our loan products, the amount of securitizations in a particular period, economic conditions, and our product vintage analyses.

     As a percent of average owned receivables, the provision was 4.87 percent in 2002, compared to 4.34 percent in 2001 and 3.88 percent in 2000. The increases in this ratio reflect higher charge-offs, including bankruptcy charge-offs, and additions to loss reserves, both resulting from the weak economy.

     Despite a continued shift in our portfolio mix to real estate secured loans, we recorded owned loss provision greater than charge-offs of $568.6 million in 2002 and $377.6 million in 2001. Growth in our receivables and portfolio seasoning also ultimately result in a higher dollar loss reserve requirement. Loss provisions are based on an estimate of inherent losses in our loan portfolio.

     See "Application of Critical Accounting Policies" on pages 12 to 15 and "Credit Loss Reserves" on pages 30 to 32 for additional information regarding our owned basis and managed basis loss reserves.

     Other Revenues. Total other revenues on an owned basis were $4.0 billion in 2002, $3.4 billion in 2001 and $2.7 billion in 2000 and included the following:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Securitization revenue.................................  $2,011.0   $1,652.4   $1,251.4
Insurance revenue......................................     526.4      489.2      394.8
Investment income......................................     167.1      153.4      159.0
Fee income.............................................     868.8      827.7      748.8
Other income...........................................     387.0      293.5      183.9
                                                         --------   --------   --------
Total other revenues...................................  $3,960.3   $3,416.2   $2,737.9
                                                         ========   ========   ========

     Securitization revenue is the result of the securitization of receivables structured as sales and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off.

     Securitization revenue included the following:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Net initial gains......................................  $  296.8   $  154.2   $  141.5
Net replenishment gains................................     505.4      403.1      317.1
Servicing revenue and excess spread....................   1,208.8    1,095.1      792.8
                                                         --------   --------   --------
Total..................................................  $2,011.0   $1,652.4   $1,251.4
                                                         ========   ========   ========

     The increases were due to increases in the levels of receivables securitized during the year, higher average securitized receivables and changes in the mix of receivables included in these transactions. In 2002, we actively accessed the asset-backed securities market as part of our liquidity management plans to limit dependence on the more volatile unsecured term debt market. Securitization revenue will vary each year based on the level and mix of receivables securitized in that particular year (which will impact net initial and replenishment gains, including the related estimated probable credit losses under the recourse provisions) as well as the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is impacted by the level and mix of current year securitizations because securitized receivables with longer lives may require a higher over-the-life loss provision than receivables securitized with shorter lives depending upon loss estimates and severities.

     Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, increased $123.9 million in 2002, $118.1 million in 2001 and $44.9 million in 2000.

     See Note 1, "Summary of Significant Accounting Policies," and Note 5, "Asset Securitizations," to the accompanying consolidated financial statements, "Application of Critical Accounting Policies" on pages 12 to 15 and "Securitizations and Secured Financings" on pages 35 to 37 for further information on asset securitizations.

     Insurance revenue was $526.4 million in 2002, $489.2 million in 2001 and $394.8 million in 2000. The increases reflect increased sales on a larger receivable portfolio. During 2001, we discontinued the sale of single premium credit insurance on real estate secured receivables in favor of offering a fixed monthly premium insurance product. The rollout of this insurance product began in the fourth quarter of 2001 and was substantially completed in the first quarter of 2002. This change did not have a material impact on our results of operations for 2002.

     Investment income includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $167.1 million in 2002, $153.4 million in 2001 and $159.0 million in 2000. Interest income was the primary driver of the increase in 2002 and the decrease in 2001. In 2002, higher average investment balances were partially offset by lower yields. In 2001, higher average investment balances were more than offset by lower yields.

     Fee income includes fee-based revenues from products such as MasterCard and Visa and private label credit cards. Fee income was $868.8 million in 2002, $827.7 million in 2001 and $748.8 million in 2000. The increases were primarily due to higher credit card fees. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period.

     See Note 18, "Segment Reporting," to the accompanying consolidated financial statements for additional information on fee income on a managed basis.

     Other income, which includes revenue from our refund lending business, was $387.0 million in 2002, $293.5 million in 2001 and $183.9 million in 2000.
Higher revenues from our refund lending business contributed to the increases in both years. In 2002, higher revenues from our mortgage operations also contributed to the increase.

     Costs and Expenses. Total costs and expenses, including the $525.0 million settlement charge and related expenses, were $4.2 billion in 2002, $3.4 billion in 2001 and $2.8 billion in 2000. Excluding the settlement charge, costs and expenses were $3.7 billion in 2002. The increases were driven by higher compensation and other expenses to support our growing portfolio and increased legal and professional expenses related principally to our compliance initiatives. Our owned basis efficiency ratio was 39.4 percent in 2002, 37.1 percent in 2001 and 38.9 percent in 2000. Excluding the settlement charge, our owned basis efficiency ratio was 34.1 percent in 2002.

     Total costs and expenses included the following:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Salaries and fringe benefits...........................  $1,491.0   $1,331.0   $1,091.8
Sales incentives.......................................     244.2      262.9      193.6
Occupancy and equipment expense........................     297.1      270.5      250.3
Other marketing expenses...............................     491.0      467.2      450.1
Other servicing and administrative expenses............     769.4      621.5      454.7
Amortization of acquired intangibles and goodwill......      57.8      157.4      166.0
Policyholders' benefits................................     305.2      268.1      231.7
Settlement charge and related expenses.................     525.0         --         --
                                                         --------   --------   --------
Total costs and expenses...............................  $4,180.7   $3,378.6   $2,838.2
                                                         ========   ========   ========

     Salaries and fringe benefits were $1.5 billion in 2002, $1.3 billion in 2001 and $1.1 billion in 2000. The increases were primarily due to additional staffing at all businesses to support growth including sales, collections and service quality.

     Sales incentives were $244.2 million in 2002, $262.9 million in 2001 and $193.6 million in 2000. In 2002, the decrease was due to terms of our 2002 branch incentive plans which, generally, had higher volume requirements than the prior-year plans. In 2001, the increase was primarily due to higher sales volumes in our branches.

     Occupancy and equipment expense was $297.1 million in 2002, $270.5 million in 2001 and $250.3 million in 2000. In 2002, the increase was primarily due to higher rental and other expenses. In 2001, the increase was primarily due to growth in our support facilities.

     Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $491.0 million in 2002, $467.2 million in 2001 and $450.1 million in 2000. The increases were primarily due to increased credit card marketing initiatives in the MasterCard and Visa portfolio.

     Other servicing and administrative expenses were $769.4 million in 2002, $621.5 million in 2001 and $454.7 million in 2000. Higher collection and consulting expenses and higher REO expenses contributed to the increases in both years. In 2002, the increase also reflects higher legal and compliance costs. In 2001, costs associated with privacy mailings to comply with new legislation also contributed to the increase.

     Amortization of acquired intangibles and goodwill was $57.8 million in 2002, $157.4 million in 2001 and $166.0 million in 2000. In 2002, the decrease was primarily attributable to the adoption of Statement of Financial Accounting Standard No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets," on January 1, 2002. Amortization of goodwill recorded in past business combinations ceased upon adoption of this new accounting standard. We have completed the transitional goodwill impairment test required by SFAS No. 142 and have concluded that none of our goodwill is impaired. In 2001, the decrease was attributable to reductions in acquired intangibles.

     Policyholders' benefits were $305.2 million in 2002, $268.1 million in 2001 and $231.7 million in 2000. The increases were primarily due to and consistent with the increase in insurance revenues resulting from increased policy sales.

     Settlement charge and related expenses were $525.0 million in 2002. The charges are the result of an agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer finance and banking laws and regulations relating to real estate secured lending in our retail branch consumer lending operations as operated under the HFC and Beneficial brand names.

     Income taxes The effective tax rate was 34.2 percent in 2002, 35.5 percent in 2001 and 35.6 percent in 2000. Excluding the settlement charge, the effective tax rate was 34.6 percent in 2002. The decrease in the effective tax rate is largely attributable to lower state and local taxes and a reduction in noncurrent tax requirements.

                                 CREDIT QUALITY

     Delinquency and Charge-offs. Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and account management efforts, bankruptcy trends and general economic conditions. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

     Our credit and portfolio management procedures focus on risk-based pricing and effective collection and account management efforts for each loan. We believe our credit and portfolio management process gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers, as well as account management policies and practices designed to optimize account relationships, such as restructuring, loan rewrites, forbearance, credit counseling accommodation, modification, extension or deferment of delinquent accounts to current in specific situations, are helpful in maximizing customer collections.

     We have been preparing for an economic slowdown since late 1999. Since 1999, we have emphasized real estate secured loans, which historically have had a lower loss rate than our other loan products, grown sensibly, tightened underwriting policies, reduced unused credit lines, strengthened risk model capabilities and invested heavily in collections capability by adding collectors.

Charge-Off and Nonaccrual Policies

PRODUCT                               CHARGE-OFF POLICY               NONACCRUAL POLICY
-------                               -----------------               -----------------
Real estate secured...........  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended when principal or
                                charged-off at or before the    interest payments are more
                                time foreclosure is completed   than 3 months contractually
                                or when settlement is reached   past due and resumed when the
                                with the borrower. If           receivable becomes less than 3
                                foreclosure is not pursued,     months contractually past due.
                                and there is no reasonable
                                expectation of recovery
                                (insurance claim, title claim,
                                pre-discharge bankrupt
                                account), generally the
                                account will be charged-off by
                                the end of the month in which
                                the account becomes 9 months
                                contractually delinquent.
Auto finance..................  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended and the portion of
                                charged off at the earlier of   previously accrued interest
                                the following:                  expected to be uncollectible
                                - the collateral has been       is written off when principal
                                  repossessed and sold,         payments are more than 2
                                - the collateral has been in    months contractually past due
                                  our possession for more than  and resumed when the
                                  90 days, or                   receivable becomes less than 2
                                - the loan becomes 150 days     months contractually past due.
                                  contractually delinquent.
MasterCard and Visa...........  Generally charged-off by the    Interest accrues until
                                end of the month in which the   charge-off.
                                account becomes 6 months
                                contractually delinquent.
Private label.................  Generally charged-off the       Interest accrues until
                                month following the month in    charge-off.
                                which the account becomes 9
                                months contractually
                                delinquent.
Personal non-credit card......  Generally charged-off the       Interest income accruals are
                                month following the month in    suspended when principal or
                                which the account becomes 9     interest payments are more
                                months contractually            than 3 months contractually
                                delinquent and no payment       delinquent. For PHLs, interest
                                received in 6 months, but in    income accruals resume if the
                                no event to exceed 12 months    receivable becomes less than
                                contractually delinquent.       three months contractually
                                                                past due. For all other
                                                                personal non-credit card
                                                                receivables, interest income
                                                                is generally recorded as
                                                                collected.

     Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than by the end of the month in which the loan becomes 210 days contractually delinquent.

     Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. With certain minor variations, our MasterCard and Visa charge-off policy is generally consistent with credit card industry practice. Charge-off periods for our personal non-credit card and private label products were designed to be responsive to our customer needs and may be longer than bank competitors who serve a different market. Our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our charge-off policies are appropriate and result in proper loss recognition.

     Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

     The following information generally summarizes the main criteria for our restructuring policies and practices by product. The main criteria for our restructuring policies and practices vary by product. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. This should be taken into account when comparing restructuring statistics from different periods. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

PRODUCT                   SUMMARY OF RESTRUCTURING POLICIES AND PRACTICES(1)
-------                   --------------------------------------------------
REAL ESTATE SECURED       Real Estate -- Overall
                          - An account may be restructured if we receive two payments within 60 days; we may restructure accounts with hardship, disaster or strike with one payment or no payments
                          - Accounts that have filed for Chapter 7 bankruptcy
                            protection may be restructured upon receipt of a signed
                            reaffirmation agreement
                          - Accounts that have had a Chapter 13 plan filed with a
                            bankruptcy court generally require one payment to be
                            restructured
                          - Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic withdrawal or
                            hardship/disaster/strike, accounts are generally limited
                            to one restructure every 12 months
                          - Accounts generally are not eligible for restructure until on books for at least six months
                          Real Estate -- Consumer Lending(2)
                          - Accounts that signed up for payment by automatic
                            withdrawal are generally restructured with one payment
                          Real Estate -- Mortgage Services
                          - Accounts that have made at least six payments during the life of the loan and that agree to pay by automatic
                            withdrawal are generally restructured with one payment
AUTO FINANCE              - Accounts may be extended if we receive one payment within
                            60 days
                          - Accounts may be extended no more than three months at a
                            time and by no more than three months in any 12-month
                            period
                          - Extensions are limited to up to six months over the
                            contractual life
MASTERCARD AND VISA       - Typically, accounts qualify for restructuring if two or
                            three payments are received
                          - Generally, restructuring may occur no earlier than once
                            every six months, but accounts in early stage delinquency
                            that meet certain credit characteristics may generally be
                            restructured based on one payment
PRIVATE LABEL             - If we receive one payment, an account may generally be
                            restructured to current
                          - Limited to once every six months (or longer, depending on the merchant) for revolving accounts and once every 12
                            months for closed-end accounts

PRODUCT                   SUMMARY OF RESTRUCTURING POLICIES AND PRACTICES(1)
-------                   --------------------------------------------------
PERSONAL NON-CREDIT CARD  - Account may be restructured if we receive one payment within 60 days; may restructure hardship/disaster/strike
                            accounts with one or no payments
                          - Certain previously acquired accounts may be restructured up to four times per year
                          - If an account is never more than 90 days delinquent, it
                            may generally be restructured up to 3 times per year
                          - If an account is ever more than 90 days delinquent, it may not be restructured with one payment more than four times
                            over its life; however, generally the account may
                            thereafter be restructured if two payments are received
                          - Accounts subject to programs for hardship or strike may
                            require only the receipt of reduced payments in order to
                            be restructured; disaster is restructured with no payments

---------------

(1) We employ account restructuring and other account management policies and practices as flexible account management tools. In addition to variances in criteria by product, criteria may also vary within a product line (for example, in our private label credit card business, criteria may vary from merchant to merchant). Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as an assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases.

(2) During the first half of 2002, certain previously acquired real estate secured accounts required one payment to be restructured and were generally limited to one restructuring every nine months.

     The tables below summarize restructure statistics in HFC's managed basis portfolio as of December 31, 2002 and in our parent company's domestic managed basis portfolio as of December 31, 2001. HFC did not track separate restructure statistics for its domestic portfolio for any period prior to the year ended December 31, 2002.

TOTAL RESTRUCTURED BY RESTRUCTURE PERIOD(1)
(MANAGED BASIS)

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
Never restructured..........................................   84.4%     83.1%
Restructured:
  Restructured in the last 6 months.........................    6.5       9.0
  Restructured in the last 7-12 months......................    4.1       3.6
  Previously restructured beyond 12 months..................    5.0       4.3
                                                              -----     -----
  Total ever restructured...................................   15.6      16.9
                                                              -----     -----
Total.......................................................  100.0%    100.0%
                                                              =====     =====

TOTAL RESTRUCTURED BY PRODUCT(1)
(MANAGED BASIS)

                                                              AT DECEMBER 31
                                                   ------------------------------------
                                                         2002                2001
                                                   ----------------    ----------------
Real estate secured..............................  $ 8,473.2   19.0%   $ 8,667.1   20.0%
Auto finance.....................................    1,242.9   16.7        959.3   15.0
MasterCard/Visa..................................      540.8    3.2        512.5    3.2
Private label....................................    1,255.4    9.7      1,332.4   11.1
Personal non-credit card.........................    3,768.1   23.0      4,191.5   27.2
                                                   ---------   ----    ---------   ----
Total(2).........................................  $15,280.4   15.6%   $15,662.8   16.9%
                                                   =========   ====    =========   ====

---------------

(1) Excludes commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).

     See "Credit Quality Statistics" on pages 43 and 44 for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

     In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services consumer credit counseling accommodations, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower's ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower's agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement as well as extended payment or modification arrangements, deferments, consumer credit counseling accommodations, or loan rewrites may involve us agreeing to lower the contractual payment amount or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer the account status may be reversed and collection action resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics. The amount of Household International managed receivables in forbearance, modification, Credit Card Services consumer credit counseling accommodations, rewrites or other account management techniques for which we have reset delinquency and that is not included in Household International's restructured statistics above was approximately $900 million or .84% of managed receivables at December 31, 2002 compared with approximately $534 million or .53% of managed receivables at December 31, 2001.

Delinquency and Charge-off Ratios

CONSUMER TWO-MONTH-AND-OVER CONTRACTUAL DELINQUENCY RATIOS -- OWNED BASIS

                                            2002                                     2001
                           --------------------------------------   --------------------------------------
                           DEC. 31   SEPT. 30   JUNE 30   MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                           -------   --------   -------   -------   -------   --------   -------   -------
Real estate secured......    3.88%     3.22%      2.85%     3.09%     2.89%     3.00%      2.83%     2.78%
Auto finance.............    3.95      3.32       2.98      2.03      2.90      2.39       2.43      1.77
MasterCard/Visa..........    6.37      6.69       6.06      7.02      6.26      6.31       5.75      6.19
Private label............    6.90      7.29       6.51      6.67      6.30      6.99       7.09      6.01
Personal non-credit
  card...................   11.04     10.38      10.27     11.13     10.43     10.34      10.16     10.02
                            -----     -----      -----     -----     -----     -----      -----     -----
TOTAL OWNED..............    5.63%     5.17%      4.77%     5.12%     4.93%     5.08%      4.93%     4.77%
                            =====     =====      =====     =====     =====     =====      =====     =====

     Compared to September 30, 2002, our total consumer delinquency ratio increased 46 basis points to 5.63 percent at December 31, 2002. Higher levels of new bankruptcy filings and continued softness of the economy, including higher unemployment, together with slower receivable growth, caused the rise in the delinquency ratio. A major contributor to the higher real estate secured delinquency ratio was the slower growth in the portfolio due to loan sales and reduced originations in the fourth quarter. The sequential increase in auto finance delinquency reflected continued softness in the economy and seasonal patterns. Both credit card portfolios saw quarterly declines in the delinquency ratio as a result of the benefit of seasonal receivable growth. The ratio for personal non-credit card loans increased due to higher bankruptcies and unemployment and slower growth in the portfolio.

     Compared to December 31, 2001, the weak economy contributed to higher delinquency ratios in all products. Though we have taken a number of steps designed to reduce our credit losses, including growing sensibly, tightening underwriting, reducing unused credit lines, strengthening risk model capabilities and adding collectors, the weak economy, including higher bankruptcy and unemployment rates, have resulted in higher delinquency ratios in all of our products.

     See "Credit Quality Statistics -- Managed Basis" on page 44 for additional information regarding our managed basis credit quality. Please see above regarding the treatment of restructured accounts and accounts subject to forbearance and other account management tools.

CONSUMER NET CHARGE-OFF RATIOS -- OWNED BASIS

                         FULL       2002 QUARTER ENDED (ANNUALIZED)       FULL          2001 QUARTER ANNUALIZED           FULL
                         YEAR    -------------------------------------    YEAR   -------------------------------------    YEAR
                         2002    DEC. 31   SEP. 30   JUNE 30   MAR. 31    2001   DEC. 31   SEP. 30   JUNE 30   MAR. 31    2000
                         -----   -------   -------   -------   -------    ----   -------   -------   -------   -------    ----
Real estate secured....    .98%    1.14%     1.08%      .94%      .73%     .57%    .71%       .57%     .52%      .46%      .45%
Auto finance...........   5.99     8.47      5.49      4.78      5.66     4.04    4.85       3.69     3.27      4.17      3.43
MasterCard/Visa........  10.32    10.05      9.73     11.09     10.47     9.82    9.49      10.16     9.98      9.69      8.25
Private label..........   6.65     6.85      7.20      6.14      6.44     6.11    6.63       6.55     5.77      5.46      5.74
Personal non-credit
  card.................   9.60     9.06     10.03      9.97      9.35     8.37    9.14       8.77     8.18      7.26      8.33
                         -----    -----     -----     -----     -----     ----    ----      -----     ----      ----      ----
TOTAL OWNED............   4.10%    4.15%     4.19%     4.07%     3.98%    3.72%   3.93%      3.86%    3.62%     3.44%     3.51%
                         =====    =====     =====     =====     =====     ====    ====      =====     ====      ====      ====
REAL ESTATE CHARGE-OFFS
AND REO EXPENSE AS A
PERCENT OF AVERAGE REAL
ESTATE SECURED
RECEIVABLES............   1.40%    1.54%     1.46%     1.38%     1.20%     .95%   1.06%       .98%     .88%      .85%      .77%
                         =====    =====     =====     =====     =====     ====    ====      =====     ====      ====      ====

     During the fourth quarter of 2002, our net charge-off ratio declined 4 basis points to 4.15 percent. Net charge-off dollars were stable to third quarter levels. Auto charge-offs rose sharply, reflecting an increase in loss severity on repossessed autos, as the entire used car industry experienced weaker than normal seasonally depressed prices. Real estate charge-offs also rose due to seasoning and higher loss frequencies.

     The increases in charge-off ratios for the year-ended December 31, 2002 compared to the prior year reflect the weak economy and higher bankruptcy filings. Though we have taken a number of steps designed to reduce our credit losses, including growing sensibly, tightening underwriting, reducing unused credit lines, strengthening risk model capabilities and adding collectors, the weak economy, including higher bankruptcy rates, have resulted in higher charge-off ratios in all of our products. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio reflects a higher percentage of subprime receivables in the portfolio. Though subprime charge-off rates declined in 2002, these receivables continue to have higher loss rates than other MasterCard and Visa receivables. Charge-offs in our personal non-credit card portfolio increased more than our other unsecured products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to economic downturns.

     The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables over the 2001 ratio was the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

     The increases in charge-off ratios in 2001 compared to 2000 also reflect the weak economy. These increases were partially offset by improved collections in our real estate secured, private label and personal non-credit card portfolios as a direct result of increasing the size of our collection staff, especially in our branch network. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio also reflects a higher percentage of subprime receivables in the portfolio. Though the overall trend in subprime charge-off rates improved during 2001, these receivables continue to have higher loss rates than other MasterCard and Visa receivables.

     See "Credit Quality Statistics -- Managed Basis" on page 44 for additional information regarding our managed basis credit quality.

     Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral.

     Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentration, economic conditions and current levels in chargeoff and delinquency. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products, which include real estate secured, auto finance, Master Card and Visa and private label credit cards and personal non-credit cards. We recognize the different inherent loss characteristics and risk management/collection practices in each of these products. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of our control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     Despite a continued shift in our portfolio mix to real estate secured loans, we recorded owned loss provision greater than charge-offs of $568.6 million in 2002 and $377.6 million in 2001. Provision for credit losses reflected our continued receivable growth, increases in personal bankruptcy filings and uncertainty as to the timing and extent of an economic recovery. Additionally, growth in our receivables and portfolio seasoning ultimately result in a higher loss reserve requirement. Loss provisions are based on an estimate of inherent losses in our loan portfolio.

     The following table sets forth owned basis credit loss reserves for the periods indicated:

                                                     AT DECEMBER 31
                                ---------------------------------------------------------
                                  2002        2001        2000        1999        1998
                                ---------   ---------   ---------   ---------   ---------
                                       (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Owned credit loss reserves....  $ 3,156.9   $ 2,440.6   $ 1,940.6   $ 1,549.3   $ 1,514.4
Reserves as a percent of
  receivables.................       4.20%       3.62%       3.48%       3.64%       4.10%
Reserves as a percent of net
  charge-offs.................      109.0       109.5       111.4       101.3       110.5
Reserves as a percent of
  nonperforming loans.........       93.4        91.5        93.4        90.0       103.2
                                ---------   ---------   ---------   ---------   ---------

     Reserves as a percentage of receivables at December 31, 2002 reflects the impact of the weak economy, higher delinquency levels, and continuing uncertainty as to the ultimate impact the weakened economy will have on delinquency and charge-off levels. These risk factors resulted in higher loss provisions in 2002.

     Over the past five years, our loan portfolio has experienced a dramatic shift in product mix to real estate secured receivables. Reserves as a percentage of receivables decreased from 1998 through 2000 as a result of a growing percentage of secured loans, which historically have had lower loss rates than unsecured loans, and, in 1999 and 2000, improving credit quality trends. The 1999 and 2000 ratios also reflect the benefits of the continued run-off of our undifferentiated Household Bank branded MasterCard and Visa portfolio. Real estate secured receivables represented 59 percent of our receivables at December 31, 2002 compared to 46 percent at December 31, 1998.

     For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

                                                     AT DECEMBER 31
                                ---------------------------------------------------------
                                  2002        2001        2000        1999        1998
                                ---------   ---------   ---------   ---------   ---------
                                       (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Managed credit loss
  reserves....................  $ 4,795.2   $ 3,502.7   $ 2,942.0   $ 2,393.6   $ 2,277.7
Reserves as a percent of
  managed receivables.........       4.86%       4.02%       3.94%       3.93%       4.09%
Reserves as a percent of
  managed net charge-offs.....      114.3       108.6       110.5        97.0        91.5
Reserves as a percent of
  nonperforming loans.........      114.7       105.4       109.8       102.4       112.1
                                ---------   ---------   ---------   ---------   ---------

OWNED NONPERFORMING ASSETS

                                                                  AT DECEMBER 31
                                                         ---------------------------------
                                                           2002        2001        2000
                                                         ---------   ---------   ---------
                                                         (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                     MILLIONS)
Nonaccrual receivables.................................  $2,547.8    $1,853.5    $1,434.2
Accruing consumer receivables 90 or more days
  delinquent...........................................     833.2       814.1       632.2
Renegotiated commercial loans..........................        --          --        12.3
                                                         --------    --------    --------
Total nonperforming receivables........................   3,381.0     2,667.6     2,078.7
Real estate owned......................................     423.9       392.6       332.1
                                                         --------    --------    --------
Total nonperforming assets.............................  $3,804.9    $3,060.2    $2,410.8
                                                         ========    ========    ========
Owned credit loss reserves as a percent of
  nonperforming receivables............................      93.4%       91.5%       93.4%

     The increase in nonaccrual receivables is primarily attributable to increases in our real estate secured and personal non-credit card portfolios. Accruing consumer receivables 90 or more days delinquent includes MasterCard and Visa and private label credit card receivables, consistent with industry practice. The increase in total nonperforming assets is attributable to growth in our owned portfolio as well as the weak economy.

     Geographic Concentrations. The state of California accounts for 15 percent of our domestic owned portfolio. No other state accounts for more than 10 percent of either our domestic owned or managed portfolio. Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

                        LIQUIDITY AND CAPITAL RESOURCES

     Generally, we are funded independently from our parent. Cash flows, liquidity, and capital are monitored at both HFC and Household International levels. Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital market volatility and the effectiveness of our management of credit risks inherent in our customer base.

     In managing capital, we develop targets for the ratio of tangible equity to tangible managed assets ("TETMA"). This ratio target is based on discussions with rating agencies, reviews of regulatory requirements and competitor capital positions, risks inherent in the portfolio and projected operating environment and acquisition objectives. We also specifically consider the level of intangibles arising from completed acquisitions. Our targets change from time to time to accommodate changes in the operating environment or any of the other considerations listed above. A primary objective of our capital management is to maintain investment grade ratings from rating agencies in order to have acceptable funding costs as well as greater access to a variety of funding sources. TETMA is a non-GAAP financial ratio that, when calculated for Household International, is used by certain rating agencies as a measure to evaluate its capital adequacy. The ratio of common equity to total managed assets is the most directly comparable GAAP financial measure to TETMA.

     During 2002, we took a number of steps as part of our liquidity management plans which reduced our reliance on short-term debt and strengthened our position against market-induced volatility. These steps included issuing long-term debt which lengthened the term of our funding, establishing $6.25 billion in incremental real estate secured conduit capacity, completing real estate secured whole loan sales of $2.7 billion, issuing $542 million of debt which includes purchase contracts requiring the holder of the contract to purchase shares of Household International common stock in 2006, issuing securities backed by dedicated home equity loan receivables of $7.5 billion and establishing an investment security liquidity portfolio which totaled $3.9 billion at December 31, 2002, including $2.2 billion which is dedicated to our credit card bank. We intend to maintain an investment security portfolio for the near future to protect us from unforseen liquidity demands. This action will continue to adversely impact our net interest margin and net income due to the lower return generated by these assets. Our insurance subsidiaries also held an additional $2.7 billion in investment securities at December 31, 2002.

     The capital markets were volatile throughout 2002. Investor demand for both medium and long-term debt slowed due to adverse economic conditions and lingering concerns about overall business confidence. These conditions, coupled with our restatement in August as well as uncertainty preceding the resolution of certain matters with the various state regulatory agencies, affected the nature of our funding. During the third quarter and early half of the fourth quarter of 2002, we issued nominal amounts of medium and long-term unsecured debt as the cost to access these traditional funding sources became significantly higher than expected. Since meeting our capital goals and announcing the planned merger of Household International with HSBC, our access to the capital markets has improved and our funding costs have decreased as evidenced by $1.5 billion in offerings that we completed in the fourth quarter of 2002 and the $4.0 billion in offerings that were completed in January through March 19, 2003. We anticipate further improvement as the markets stabilize and the HSBC merger is completed. If the merger of Household International with HSBC does not occur by March 31, 2003, we have agreed to pay additional interest on certain debt issued after November 14, 2002 until the merger occurs. This additional interest, as of March 19, 2003, would be approximately $330,000 per day.

     Investment Ratings. On October 11, 2002, in response to the attorneys general settlement and Household International's announced disposition of Household Bank, f.s.b., Standard & Poor's ("S&P") announced that it had revised its ratings for our long-term and commercial paper debt as well as those of our parent, Household International, as follows: long-term senior debt from "A" to "A-" and short-term debt from "A-1" to "A-2". Also on October 11, 2002, Fitch Ratings announced that it had placed the long-term and commercial paper debt ratings of Household International and each of its subsidiaries, including HFC, on "Ratings Watch Negative," while Moody's Investors Service affirmed all ratings for Household International and HFC. These actions contributed to additional volatility in the trading of our debt securities and reduced our access to and increased our costs in the commercial paper market.

     In response to Household International's announced merger with HSBC, S&P placed our ratings on "Positive" credit watch, Fitch gave our ratings an "Evolving" rating watch and Moody's placed our ratings on "Watch for Upgrade." These actions resulted in reduced volatility in the trading of our securities and enabled us to access the unsecured debt markets at more attractive rates. Our ratings are well within the investment grade rating categories at all rating agencies for all of our debt securities.

     Dividends and Capital Contributions. We paid cash dividends to our parent of $300 million in 2002, $650 million in 2001 and $425 million in 2000. HBSB also paid cash dividends of $225 million to an affiliate in 2001. We received cash capital contributions from our parent of $50 million in 2001 and $550 million in 2000. No cash capital contributions were received from our parent in 2002.

     Funding. Our main uses of cash are originating or purchasing receivables, repaying maturing debt, purchasing investment securities, acquiring businesses or paying dividends to our parent. At various times, we also make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth and, where applicable, maintain acceptable investment grade ratings at the subsidiary level. We fund our operations by collecting receivable balances; issuing commercial paper, medium-term debt and long-term debt primarily to wholesale investors; securitizing and selling consumer receivables; borrowing under secured financing facilities; and receiving capital contributions from our parent. We domestically market our commercial paper primarily through an in-house sales force. Domestic medium-term notes are marketed through our in-house sales force and investment banks. Long-term debt is generally marketed through investment banks.

     Our outstanding commercial paper totaled $4.1 billion at December 31, 2002, a $4.7 billion decrease from the December 31, 2001 balance of $8.8 billion. We actively manage the level of commercial paper outstanding to ensure availability to core investors. Outstanding commercial paper balances throughout 2002 were lower than in 2001 as we took advantage of the low interest rate environment and issued long-term debt. We also reduced outstanding commercial paper to address general market liquidity concerns.

     During 2002, we issued $4.9 billion in domestic medium-term notes, $6.25 billion in U.S. dollar-denominated global debt, $5.9 billion in InterNotes(SM) (a retail-oriented medium-term note program), L500 ($710) million of 10-year debt to investors in the U.K., E3 ($2.7) billion in Euro bonds, $410 million in yen-denominated debt and $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units (the "Units"). Each Unit consists of a purchase contract requiring the holder of the contract to purchase from the parent company, for $25, shares of common stock of the parent company on February 15, 2006 and an 8.875 percent senior note due February 15, 2008. Of the issuances in 2002, $8.5 billion had maturities greater than 5 years which reduced our overall dependence on the potentially volatile short-term markets. In 2001, we issued $8.0 billion in domestic medium-term notes, $7.0 billion in U.S. dollar-denominated global debt, $788 million in InterNotes(SM) and $2.0 billion in Euro, Japanese yen and Czech koruna denominated issuances. In order to eliminate future foreign exchange risk, currency swaps were used to convert substantially all foreign-denominated notes issued to U.S. dollars at the time of issuance.

     We issued securities backed by dedicated home equity loan receivables of $7.5 billion in 2002 and $1.5 billion in 2001. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt. At December 31, 2001, closed-end real estate secured receivables totaling $1.7 billion secured $1.5 billion of outstanding debt related to these transactions.

     We had committed back-up bank lines of credit totaling $10.1 billion at December 31, 2002, of which $400 million was also available to our parent company. None of these back-up bank lines were drawn upon in 2002. Our back-up lines expire on various dates through 2007 and do not contain independent financial covenants that could restrict availability, other than an obligation to maintain minimum shareholder's equity of $5.8 billion.

     During 2002, we established $6.25 billion in incremental conduit capacity for our real estate secured product. Consistent with previous transactions, draws on these facilities are structured as secured financings for accounting purposes. At December 31, 2002, we had facilities with commercial and investment banks under which we may securitize up to $19.5 billion of receivables. We may securitize up to $13.3 billion of auto finance, MasterCard, Visa, private label and personal non-credit card receivables and $6.25 billion of real estate secured receivables under these facilities. The facilities are renewable on an annual basis at the banks' option. At December 31, 2002, $11.6 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $2.3 billion of real estate secured receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the capital markets, if one or more of these facilities were unable to be renewed.

     In 2002, we were advised by the Office of Thrift Supervision ("OTS"), Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") that in accordance with their 2001 Guidance for Subprime Lending Programs, they would impose additional capital requirements on institutions which hold nonprime or subprime assets. These capital levels were greater than the historical levels we had maintained at our banking institutions. As a result of these new guidelines, we contributed $250 million to our banking subsidiary in the first quarter of 2002. On July 1, 2002, Household International combined all of its credit card banks into a single credit card banking subsidiary of HFC. We believe the combination of the banks streamlines and simplifies our regulatory structure as well as optimizes capital and liquidity management.

     Capital Expenditures. We made capital expenditures of $112 million in 2002 and $136 million in both 2001 and 2000.

         OFF-BALANCE SHEET ARRANGEMENTS (INCLUDING SECURITIZATIONS AND COMMITMENTS), SECURED FINANCINGS AND CONTRACTUAL CASH OBLIGATIONS

     Securitizations and Secured Financings. Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" ("SFAS No. 140")) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of funding and liquidity for us. Securitizations and secured financings are used to limit our reliance on the debt markets and often are more cost-effective than alternative funding sources.

     At December 31, 2002, securitizations structured as sales represented 24 percent and secured financings represented 8 percent of the funding associated with our managed portfolio. At December 31, 2001, securitizations structured as sales represented 24 percent and secured financings represented 2 percent of the funding associated with our managed portfolio.

     In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity ("QSPE") as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses.

     Certain securitization trusts, such as credit cards, are established at fixed levels and, due to the revolving nature of the underlying receivables, require the sale of new receivables into the trust to replace runoff so that the principal dollar amount of the investors' interest remains unchanged. We refer to such activity as replenishments. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors.

     When loans are securitized in transactions structured as sales, we receive cash proceeds from investors, net of transaction costs and expenses. These proceeds are generally used to re-pay other debt and corporate obligations and to fund new loans. The investors' share of finance charges and fees received from the securitized loans is collected each month and is primarily used to pay investors for interest and credit losses and to pay us for servicing fees. We retain any excess cash flow remaining after such payments are made to investors. As a result of the October 11, 2002 downgrade of our commercial paper debt ratings by S&P, we, as servicer of the various securitization trusts, currently are required to transfer cash collections to the trusts on a daily basis.

     To help ensure that adequate funds are available to meet the cash needs of the QSPE, we may retain various forms of interests in securitized assets through overcollateralization, subordinated series, residual interests or spread accounts which provide credit enhancement to investors. Overcollateralization is created when the underlying receivables transferred to a QSPE exceed issued securities. The retention of a subordinated series provides additional assurance of payment to senior security holders. Residual interests are also referred to as interest-only strip receivables and are rights to future cash flows arising from the securitized receivables after the investors receive their contractual return. Spread accounts are cash accounts which are funded from initial deposits from proceeds at the time of sale and/or from excess spread that would otherwise be returned to us. Investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flows and any other subordinated interest that we may retain. Cash flows related to the interest-only strip receivables and the servicing of receivables are collected over the life of the underlying securitized receivables.

     Our retained securitization interests are not in the form of securities and are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2002 and 2001:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Overcollateralization.......................................  $2,224.6   $2,577.8
Interest-only strip receivables.............................   1,083.3      924.0
Cash spread accounts........................................     296.4      234.2
Other subordinated interests................................   2,487.6    1,999.1
                                                              --------   --------
Total retained securitization interests.....................  $6,091.9   $5,735.1
                                                              ========   ========

     In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.

     Our securitization and secured financing activity in 2002 exceeded that of both prior year periods. The higher levels reflect our liquidity management plans to limit reliance on short-term unsecured debt in potentially volatile markets and were often a more cost-effective source of funding than traditional medium and long-term unsecured debt funding sources.

     Securitizations and secured financings were as follows:

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        2002        2001        2000
                                                      ---------   ---------   ---------
                                                                (IN MILLIONS)
INITIAL SECURITIZATIONS:
Auto finance........................................  $ 3,288.6   $ 2,573.9   $ 1,912.6
MasterCard/Visa.....................................      944.0       261.1     1,925.0
Private label.......................................    1,747.2       500.0       500.0
Personal non-credit card............................    3,560.7     1,975.0     2,025.0
                                                      ---------   ---------   ---------
Total...............................................  $ 9,540.5   $ 5,310.0   $ 6,362.6
                                                      =========   =========   =========
REPLENISHMENT SECURITIZATIONS:
MasterCard/Visa.....................................  $23,346.5   $22,706.0   $19,695.5
Private label.......................................    2,151.2     1,417.6       673.2
Personal non-credit card............................      325.4       261.0       345.2
                                                      ---------   ---------   ---------
Total...............................................  $25,823.1   $24,384.6   $20,713.9
                                                      =========   =========   =========
SECURED FINANCINGS -- Real estate secured...........  $ 7,548.6   $ 1,471.0          --
                                                      =========   =========   =========

     Outstanding securitized receivables consisted of the following:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Real estate secured.........................................  $   456.3   $   861.8
Auto finance................................................    5,418.6     4,026.6
MasterCard/Visa.............................................    9,272.5     9,047.5
Private label...............................................    3,577.1     2,150.0
Personal non-credit card....................................    4,697.7     3,673.4
                                                              ---------   ---------
Total.......................................................  $23,422.2   $19,759.3
                                                              =========   =========

     The following table summarizes the expected amortization of our securitized receivables:

AT DECEMBER 31, 2002        2003       2004       2005       2006      2007    THEREAFTER     TOTAL
--------------------      --------   --------   --------   --------   ------   ----------   ---------
                                                         (IN MILLIONS)
Real estate secured.....  $  261.1   $  195.2         --         --       --        --      $   456.3
Auto finance............   1,937.4    1,490.6   $1,277.8   $  607.4   $105.4        --        5,418.6
MasterCard/Visa.........   4,639.7    1,972.9    2,569.8       90.1       --        --        9,272.5
Private label...........     486.0    1,267.0         --    1,448.0    376.1        --        3,577.1
Personal non-credit
  card..................   2,347.4    1,037.1      687.0      456.7    129.5     $40.0        4,697.7
                          --------   --------   --------   --------   ------     -----      ---------
Total...................  $9,671.6   $5,962.8   $4,534.6   $2,602.2   $611.0     $40.0      $23,422.2
                          ========   ========   ========   ========   ======     =====      =========

     At December 31, 2002, the expected weighted-average remaining life of these transactions was 1.6 years.

     The securities issued with our securitizations may pay off sooner than originally scheduled if certain events occur. For certain auto securitizations, early payoff of securities may occur if established delinquency or loss levels are exceeded. For all other securitizations, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. We do not presently believe that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through new securitizations, issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event occurred.

     At December 31, 2002, we had facilities with commercial and investment banks under which we may securitize up to $19.5 billion of receivables. We may securitize up to $13.3 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $6.25 billion of real estate secured receivables using real estate secured conduit capacity that was established in 2002. Draws on the real estate conduit facilities are structured as secured financings for accounting purposes. The facilities are renewable on an annual basis at the banks' option. At December 31, 2002, $11.6 billion of auto finance, MasterCard and Visa, private label, and personal non-credit card receivables and $2.3 billion of real estate secured receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization and secured financing transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which would be impacted from time to time by volatility in the capital markets, if one or more of these facilities were unable to be renewed.

     We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. However, if the market for securities backed by receivables were to change, we may be unable to securitize our receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize receivables or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market's view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing securitization transactions.

     Commitments. We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

                                                              AT DECEMBER 31, 2002
                                                              --------------------
                                                                 (IN BILLIONS)
MasterCard and Visa and private label credit cards..........         $111.3
Other consumer lines of credit..............................            2.1
                                                                     ------
Open lines of credit........................................         $113.4
                                                                     ======

     At December 31, 2002, our mortgage services business had commitments with numerous correspondents to purchase up to $1.4 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to general market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

     At December 31, 2002, we guaranteed $2.8 billion of our United Kingdom affiliate's debt and $1.4 billion of our Canadian affiliate's debt. We receive a fee for providing these guarantees.

     In December 2002, we established an escrow account with a third party of $17.0 million to provide funds for the payment of any commitment or contingent liabilities that might be paid subsequent to the final dissolution of Household Bank, f.s.b. After two years, upon written approval from the Office of Thrift Supervision, any remaining funds will be released to us. We have also guaranteed all obligations of Household Bank, f.s.b. and its directors against liabilities for actions taken or initiated in the normal course of business.

     Contractual Cash Obligations. The following table summarizes our long-term contractual cash obligations by period due at December 31, 2002:

                                  2003        2004       2005       2006       2007     THEREAFTER     TOTAL
                                ---------   --------   --------   --------   --------   ----------   ---------
                                                                 IN MILLIONS
LONG-TERM DEBT:
  Senior and senior
    subordinated debt
    (including secured
    financings)...............  $18,594.1   $7,242.5   $8,424.0   $5,334.2   $6,348.9   $24,331.9    $70,275.6
OPERATING LEASES:
  Minimum rental payments.....      146.3      109.1       92.1       82.5       65.3       205.1        700.4
  Minimum sublease income.....       20.9       21.5       21.8       21.8       21.8        54.5        162.3
                                ---------   --------   --------   --------   --------   ---------    ---------
  Total operating leases......      125.4       87.6       70.3       60.7       43.5       150.6        538.1
                                ---------   --------   --------   --------   --------   ---------    ---------
Total contractual
  obligations.................  $18,719.5   $7,330.1   $8,494.3   $5,394.9   $6,392.4   $24,482.5    $70,813.7
                                =========   ========   ========   ========   ========   =========    =========

     These cash obligations could be funded primarily through cash collections on receivables, from the issuance of new debt or through securitizations of receivables. Our receivables and other liquid assets generally have shorter lives than the liabilities used to fund them.

                                RISK MANAGEMENT

     We have a comprehensive program to address potential financial risks, such as liquidity, interest rate, currency and counterparty credit risk. The Finance Committee of the Board of Directors of Household International annually sets acceptable limits for each of these risks for each of Household International's subsidiaries. The limits are reviewed semi-annually. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps, options and forwards. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

     Because we are predominantly capital markets funded, our ability to ensure continuous access to these markets and maintain a diversified funding base is important in meeting our funding needs. We have worked with a number of investment banks to identify and implement the strategic initiatives required to enhance future market access. Our ability to issue debt at competitive prices is influenced by rating agencies' views of our credit quality, liquidity, capital and earnings. As a result, we maintain close working relationships with each rating agency to secure the highest possible rating on our debt and asset backed securities. Additionally, access to capital markets is dependent upon a well-informed investor base. We maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance. The ability to fund our operations, however, can be influenced by market factors outside of our control. Contingency funding plans contemplating both general market and Household International and HFC specific events are prepared on a regular basis. Any shortfalls created by these events can be mitigated through access to alternative sources of secured funding, asset sales and/or reductions in receivable growth rates. Our contingency plans were validated during 2002. In the second half of 2002, along with other large unsecured debt issuers, we experienced a reduction in demand for our new issue debt securities as general market conditions deteriorated. Our institutional debt issuance plans were adjusted lower while alternative sources of funding increased. Through the expansion of our retail note program, increased utilization of securitizations and secured financings and selective asset sales, we were able to accommodate our 2002 funding needs. Since meeting our capital goals and announcing the planned merger of Household International with HSBC in the fourth quarter of 2002, our access to the capital markets has improved and our funding costs have decreased as evidenced by $1.5 billion in offerings that we completed in the fourth quarter of 2002 and the $4.0 billion in offerings that we completed in January through March 19, 2003. We anticipate further improvement as the markets stabilize and the HSBC merger is completed.

     Generally, the lives of our assets are shorter than the lives of the liabilities used to fund them. This initially reduces liquidity risk by ensuring that funds are received prior to liabilities becoming due. See "Liquidity and Capital Resources" on pages 32 to 34 for further discussion of our liquidity position.

     Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest margin. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. At December 31, 2002, our interest rate risk levels were substantially below those allowed by our existing policy.

     We estimate that our after-tax earnings would decline by about $48 million at December 31, 2002 and $41 million at December 31, 2001 following a gradual 100 basis point increase in interest rates over a twelve month period and would increase by about $49 million at December 31, 2002 and $30 million at December 31, 2001 following a gradual 100 basis point decrease in interest rates. These estimates include the impact of the derivative positions we have entered into. These estimates also assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change.

     We generally fund our assets with liabilities that have similar interest rate features. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products produce different interest rate risk exposures. We use derivative financial instruments, principally swaps, to manage these exposures. Generally, we use derivatives that are either effective hedges, of which 84 percent qualify for the short-cut method of accounting under SFAS No. 133, or are short-term (less than one year) economic hedges which offset the economic risk inherent in our balance sheet. As a result, we do not believe that using these derivatives will result in a material mark-to-market income adjustment in any period.

     The primary exposure on our interest rate swap portfolio is counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process. These limits ensure that we do not have significant exposure to any individual counterparty. Based on peak exposure at December 31, 2002, a large majority of our derivative counterparties were rated AA- or better. Certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. We have never suffered a loss due to counterparty failure.

     We also use interest rate futures, interest rate forwards and purchased options to reduce interest rate risk. We use these instruments primarily to hedge interest rate changes on our liabilities. For example, short-term borrowings expose us to interest rate risk because the interest rate we must pay to others may change faster than the rate we receive from borrowers. Futures, forwards and options are used to fix our interest cost on these borrowings at a desired rate and are held until the interest rate on the asset changes. We then terminate, or close out, the derivative financial instrument. These terminations are necessary because the date the interest rate changes is usually not the same as the expiration date of the derivative contracts.

     Foreign currency exchange risk refers to the potential changes in current and future earnings arising from movements in foreign exchange rates. We enter into currency swaps to minimize currency risk associated with changes in the value of foreign-denominated assets or liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars.

     See Note 10 to the accompanying consolidated financial statements, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional information related to interest rate risk management and Note 11, "Fair Value of Financial Instruments," for information regarding the fair value of certain financial instruments.

                         NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation provides guidance on disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statement periods ending after December 15, 2002. The initial measurement and recognition provisions are applicable to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45's measurement and recognition provisions will not have a material impact to our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by SFAS No. 140 are excluded from the scope of Interpretation 46. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003 and is effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. The adoption of Interpretation No. 46 will not have a material impact to our financial position or results of operations.

                               GLOSSARY OF TERMS

     ACQUIRED INTANGIBLES -- Represent the market value premium attributable to our credit card accounts in excess of the aggregate outstanding credit card loans acquired.

     AFFINITY CREDIT CARD -- A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Plus(R) credit card program).

     AUTO FINANCE LOANS -- Closed-end loans secured by a first lien on a vehicle.

     CO-BRANDED CREDIT CARD -- A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card(R)). The account holder typically receives some form of added benefit for using the card.

     CONSUMER NET CHARGE-OFF RATIO -- Net charge-offs of consumer receivables divided by average consumer receivables outstanding.

     CONTRACTUAL DELINQUENCY -- A method of determining aging of past due accounts based on the status of payments under the loan. Delinquency status may be affected by account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments.

     EFFICIENCY RATIO -- Ratio of total costs and expenses less policyholders' benefits to net interest margin and other revenues less policyholders' benefits.

     FEE INCOME -- Income associated with interchange on credit cards and late and other fees from the origination or acquisition of loans.

     FOREIGN EXCHANGE CONTRACT -- A contract used to minimize our exposure to changes in foreign currency exchange rates.

     FUTURES CONTRACT -- An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

     GOODWILL -- Represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

     INTERCHANGE FEES -- Fees received for processing a credit card transaction through the MasterCard or Visa network.

     INTEREST-ONLY STRIP RECEIVABLES -- Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

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

     MANAGED BASIS -- Method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables structured as sales are reported as if those receivables were still held on our balance sheet.

     MANAGED RECEIVABLES -- The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

     MASTERCARD AND VISA RECEIVABLES -- Receivables generated through customer usage of MasterCard and Visa credit cards.

     NET INTEREST MARGIN -- Interest income from receivables and noninsurance investment securities reduced by interest expense.

     NONACCRUAL LOANS -- Loans on which we no longer accrue interest because ultimate collection is unlikely.

     OPTIONS -- A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

     OWNED RECEIVABLES -- Receivables held on our balance sheet.

     PERSONAL HOMEOWNER LOAN ("PHL") -- A real estate loan that has been underwritten and priced as an unsecured loan. These loans are reported as personal non-credit card receivables.

     PERSONAL NON-CREDIT CARD RECEIVABLES -- Unsecured lines of credit or closed-end loans made to individuals.

     PRIVATE LABEL CREDIT CARD -- A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name.

     PRODUCTS PER CUSTOMER -- A measurement of the number of products held by an individual customer whose borrowing relationship is considered in good standing. Products include all loan and insurance products.

     REAL ESTATE SECURED LOAN -- Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

     RECEIVABLES SERVICED WITH LIMITED RECOURSE -- Receivables we have securitized in transactions structured as sales and for which we have some level of potential loss if defaults occur.

     REFUND ANTICIPATION LOAN ("RAL") PROGRAM -- A cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers entitled to tax refunds and who electronically file their returns with the Internal Revenue Service.

     RETURN ON AVERAGE COMMON SHAREHOLDER'S EQUITY -- Net income divided by average common shareholder's equity.

     RETURN ON AVERAGE MANAGED ASSETS -- Net income divided by average managed assets.

     RETURN ON AVERAGE OWNED ASSETS -- Net income divided by average owned assets.

     SECURED FINANCING -- The process where interests in a dedicated pool of financial assets, such as real estate secured receivables, are sold to investors. Typically, the receivables are transferred to a trust that issues interests that are sold to investors. These transactions do not receive sale treatment under SFAS No. 140. The receivables and related debt remain on our balance sheet.

     SECURITIZATION -- The process where interests in a dedicated pool of financial assets, such as credit card, auto or personal non-credit card receivables, are sold to investors. Typically, the receivables are sold to a trust that issues interests that are sold to investors. These transactions are structured to receive sale treatment under SFAS No. 140. The receivables are then removed from our owned basis balance sheet.

     SECURITIZATION REVENUE -- Includes income associated with the current and prior period securitizations structured as sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

     TANGIBLE SHAREHOLDER'S EQUITY -- Common shareholder's equity (excluding unrealized gains and losses on investments and cash flow hedging instruments) and, in 2002, senior debt which contains mandatorily redeemable obligations to purchase Household International common stock in 2006 (the Adjustable Conversion-Rate Equity Security Units), less acquired intangibles and goodwill.

     TANGIBLE MANAGED ASSETS -- Total managed assets less acquired intangibles, goodwill and derivative financial assets.

     WHOLE LOAN SALES -- Sales of loans to third parties without recourse. Typically, these sales are made pursuant to our liquidity management plans.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                    CREDIT QUALITY STATISTICS -- OWNED BASIS

AT DECEMBER 31, UNLESS OTHERWISE INDICATED.                     2002        2001        2000
-------------------------------------------                   ---------   ---------   ---------
                                                              (ALL DOLLAR AMOUNTS ARE STATED IN
                                                                          MILLIONS)
OWNED TWO-MONTH-AND-OVER CONTRACTUAL DELINQUENCY RATIOS
Real estate secured.........................................      3.88%       2.89%       2.75%
Auto finance................................................      3.95        2.90        2.66
MasterCard/Visa.............................................      6.37        6.26        6.09
Private label...............................................      6.90        6.30        5.95
Personal non-credit card....................................     11.04       10.43        8.91
                                                              --------    --------    --------
Total consumer..............................................      5.63%       4.93%       4.60%
                                                              ========    ========    ========
RATIO OF OWNED NET CHARGE-OFFS TO AVERAGE OWNED RECEIVABLES FOR THE
  YEAR
Real estate secured.........................................       .98%        .57%        .45%
Auto finance................................................      5.99        4.04        3.43
MasterCard/Visa.............................................     10.32        9.82        8.25
Private label...............................................      6.65        6.11        5.74
Personal non-credit card....................................      9.60        8.37        8.33
                                                              --------    --------    --------
Total consumer..............................................      4.10        3.72        3.51
Commercial..................................................      (.39)       2.11        2.67
                                                              --------    --------    --------
Total.......................................................      4.07%       3.71%       3.50%
                                                              ========    ========    ========
NONACCRUAL OWNED RECEIVABLES
Real estate secured.........................................  $1,366.6    $  905.7    $  689.2
Auto finance................................................      80.1        67.6        43.6
Private label...............................................      38.0        38.6        47.6
Personal non-credit card....................................   1,048.6       832.4       623.1
                                                              --------    --------    --------
Total consumer..............................................   2,533.3     1,844.3     1,403.5
Commercial and other........................................      14.5         9.2        30.7
                                                              --------    --------    --------
Total.......................................................  $2,547.8    $1,853.5    $1,434.2
                                                              ========    ========    ========
ACCRUING OWNED RECEIVABLES 90 OR MORE DAYS DELINQUENT
MasterCard/Visa.............................................  $  342.0    $  352.1    $  264.6
Private label...............................................     491.2       462.0       367.6
                                                              --------    --------    --------
Total.......................................................  $  833.2    $  814.1    $  632.2
                                                              ========    ========    ========
REAL ESTATE OWNED...........................................  $  423.9    $  392.6    $  332.1
                                                              ========    ========    ========
RENEGOTIATED COMMERCIAL LOANS...............................  $     --    $     --    $   12.3
                                                              ========    ========    ========

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   CREDIT QUALITY STATISTICS -- MANAGED BASIS

AT DECEMBER 31, UNLESS OTHERWISE INDICATED.                     2002       2001       2000
-------------------------------------------                   --------   --------   --------
                                                                 (ALL DOLLAR AMOUNTS ARE
                                                                   STATED IN MILLIONS)
MANAGED TWO-MONTH-AND-OVER CONTRACTUAL DELINQUENCY RATIOS
Real estate secured.........................................      3.91%      2.94%      2.82%
Auto finance................................................      3.65       3.15       2.63
MasterCard/Visa.............................................      4.33       4.30       3.79
Private label...............................................      6.36       5.65       5.75
Personal non-credit card....................................      9.92      10.07       8.89
                                                              --------   --------   --------
Total consumer..............................................      5.29%      4.75%      4.45%
                                                              ========   ========   ========
RATIO OF MANAGED NET CHARGE-OFFS TO AVERAGE MANAGED RECEIVABLES FOR
  THE YEAR
Real estate secured.........................................       .99%       .58%       .48%
Auto finance................................................      6.63       5.36       4.90
MasterCard/Visa.............................................      7.50       7.12       6.05
Private label...............................................      5.96       5.55       5.70
Personal non-credit card....................................      9.57       8.25       8.21
                                                              --------   --------   --------
Total consumer..............................................      4.58       4.12       3.97
Commercial..................................................      (.39)      2.11       2.67
                                                              --------   --------   --------
Total.......................................................      4.56%      4.11%      3.96%
                                                              ========   ========   ========
NONACCRUAL MANAGED RECEIVABLES
Real estate secured.........................................  $1,390.7   $  939.7   $  732.7
Auto finance................................................     271.9      200.2      114.3
Private label...............................................      38.0       38.6       47.6
Personal non-credit card....................................   1,320.7    1,104.3      898.1
                                                              --------   --------   --------
Total consumer..............................................   3,021.3    2,282.8    1,792.7
Commercial and other........................................      14.5        9.2       30.7
                                                              --------   --------   --------
Total.......................................................  $3,035.8   $2,292.0   $1,823.4
                                                              ========   ========   ========
ACCRUING MANAGED RECEIVABLES 90 OR MORE DAYS DELINQUENT
MasterCard/Visa.............................................  $  512.7   $  527.2   $  415.5
Private label...............................................     633.4      502.9      427.0
                                                              --------   --------   --------
Total.......................................................  $1,146.1   $1,030.1   $  842.5
                                                              ========   ========   ========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by this Item is included in sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on the following pages: "Liquidity and Capital Resources", pages 32 to 34, "Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations", pages 35 to 38, and "Risk Management", pages 38 and 40.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our 2002 Financial Statements meet the requirements of Regulation S-X. The 2002 Financial Statements and supplementary financial information specified by
Item 302 of Regulation S-K are set forth below.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Finance and other interest income...........................  $9,215.0   $8,519.0   $7,367.2
Interest expense............................................   3,044.4    3,272.5    3,167.9
                                                              --------   --------   --------
Net interest margin.........................................   6,170.6    5,246.5    4,199.3
Provision for credit losses on owned receivables............   3,463.7    2,606.4    1,929.8
                                                              --------   --------   --------
Net interest margin after provision for credit losses.......   2,706.9    2,640.1    2,269.5
                                                              --------   --------   --------
Securitization revenue......................................   2,011.0    1,652.4    1,251.4
Insurance revenue...........................................     526.4      489.2      394.8
Investment income...........................................     167.1      153.4      159.0
Fee income..................................................     868.8      827.7      748.8
Other income................................................     387.0      293.5      183.9
                                                              --------   --------   --------
Total other revenues........................................   3,960.3    3,416.2    2,737.9
                                                              --------   --------   --------
Salaries and fringe benefits................................   1,491.0    1,331.0    1,091.8
Sales incentives............................................     244.2      262.9      193.6
Occupancy and equipment expense.............................     297.1      270.5      250.3
Other marketing expenses....................................     491.0      467.2      450.1
Other servicing and administrative expenses.................     769.4      621.5      454.7
Amortization of acquired intangibles and goodwill...........      57.8      157.4      166.0
Policyholders' benefits.....................................     305.2      268.1      231.7
Settlement charge and related expenses......................     525.0         --         --
                                                              --------   --------   --------
Total costs and expenses....................................   4,180.7    3,378.6    2,838.2
                                                              --------   --------   --------
Income before income taxes..................................   2,486.5    2,677.7    2,169.2
Income taxes................................................     850.0      949.8      773.1
                                                              --------   --------   --------
Net income..................................................  $1,636.5   $1,727.9   $1,396.1
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    AT DECEMBER 31
                                                                  2002           2001
                                                              ------------   ------------
                                                              (IN MILLIONS, EXCEPT SHARE
                                                                         DATA)
                                         ASSETS
Cash........................................................   $   667.9      $   553.1
Investment securities.......................................     6,707.6        2,885.4
Receivables, net............................................    74,828.4       66,889.5
Acquired intangibles, net...................................       386.4          444.3
Goodwill....................................................     1,117.7        1,103.0
Properties and equipment, net...............................       403.1          416.1
Real estate owned...........................................       423.9          392.6
Derivative financial assets.................................     1,805.0            6.7
Other assets................................................     2,032.9        1,838.8
                                                               ---------      ---------
Total assets................................................   $88,372.9      $74,529.5
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Advances from parent company and affiliates...............   $    86.9      $ 2,685.2
  Commercial paper, bank and other borrowings...............     4,143.3        9,074.6
  Senior and senior subordinated debt (with original
     maturities over one year)..............................    70,275.6       51,174.8
                                                               ---------      ---------
Total debt..................................................    74,505.8       62,934.6
Insurance policy and claim reserves.........................       890.9          887.3
Derivative related liabilities..............................     1,087.5          655.2
Other liabilities...........................................     1,847.2        1,418.5
                                                               ---------      ---------
Total liabilities...........................................    78,331.4       65,895.6
                                                               ---------      ---------
Common shareholder's equity:
  Common stock, $1.00 par value, 1,000 shares authorized,
     issued and outstanding at December 31, 2002 and 2001,
     and additional paid-in capital.........................     3,790.8        3,790.8
  Retained earnings.........................................     6,642.4        5,305.9
  Accumulated other comprehensive income (loss).............      (391.7)        (462.8)
                                                               ---------      ---------
Total common shareholder's equity...........................    10,041.5        8,633.9
                                                               ---------      ---------
Total liabilities and shareholder's equity..................   $88,372.9      $74,529.5
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                      (IN MILLIONS)
CASH PROVIDED BY OPERATIONS
Net income...............................................  $  1,636.5   $  1,727.9   $  1,396.1
Adjustments to reconcile net income to net cash provided
  by operations:
  Provision for credit losses on owned receivables.......     3,463.7      2,606.4      1,929.8
  Insurance policy and claim reserves....................       (12.8)       221.5         68.6
  Depreciation and amortization..........................       193.3        288.1        285.1
  Deferred income tax provision (benefit)................      (163.8)        19.7         41.2
  Interest-only strip receivables, net change............      (123.9)      (118.1)       (44.9)
  Other assets...........................................      (209.0)         (.3)        93.7
  Other liabilities......................................       592.5        166.8        400.5
  Other, net.............................................     2,067.9        397.3       (428.3)
                                                           ----------   ----------   ----------
Cash provided by operations..............................     7,444.4      5,309.3      3,741.8
                                                           ----------   ----------   ----------
INVESTMENTS IN OPERATIONS
Investment securities:
  Purchased..............................................    (4,865.9)    (1,520.5)      (595.8)
  Matured................................................     1,588.5        316.5        271.8
  Sold...................................................       642.2        684.1        229.5
Short-term investment securities, net change.............    (1,024.9)       893.8       (828.1)
Receivables:
  Originations, net......................................   (45,335.7)   (39,202.7)   (36,413.8)
  Purchases and related premiums.........................    (4,162.5)    (4,744.4)    (5,155.0)
  Initial and fill-up securitizations....................    35,363.6     29,694.6     27,076.5
  Whole loan sales.......................................     2,748.6           --           --
Properties and equipment purchased.......................      (112.2)      (135.7)      (135.5)
Properties and equipment sold............................        12.8          2.1         13.6
Advances from parent company and affiliates, net
  change.................................................    (2,598.3)    (1,160.7)       366.1
                                                           ----------   ----------   ----------
Cash decrease from investments in operations.............   (17,743.8)   (15,172.9)   (15,170.7)
                                                           ----------   ----------   ----------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change..............................    (4,931.3)       248.2         46.2
Senior and senior subordinated debt issued...............    29,095.7     19,179.6     20,501.3
Senior and senior subordinated debt retired..............   (13,349.0)    (8,382.6)   (10,232.9)
Policyholders' benefits paid.............................      (101.2)       (97.9)      (111.3)
Capital contributions from parent company................          --         50.0        550.0
Dividends paid to parent company.........................      (300.0)      (650.0)      (425.0)
Dividends -- pooled affiliates...........................          --       (225.0)          --
                                                           ----------   ----------   ----------
Cash increase from financing and capital transactions....    10,414.2     10,122.3     10,328.3
                                                           ----------   ----------   ----------
Increase (decrease) in cash..............................       114.8        258.7     (1,100.6)
Cash at January 1........................................       553.1        294.4      1,395.0
                                                           ----------   ----------   ----------
Cash at December 31......................................  $    667.9   $    553.1   $    294.4
                                                           ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid............................................  $  2,973.0   $  3,620.1   $  3,213.7
Income taxes paid........................................       937.8        917.8        692.6
                                                           ----------   ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                          COMMON SHAREHOLDER'S EQUITY

                                                                COMMON
                                                              STOCK AND                 ACCUMULATED
                                                              ADDITIONAL                   OTHER         TOTAL COMMON
                                                               PAID-IN     RETAINED    COMPREHENSIVE     SHAREHOLDER'S
                                                               CAPITAL     EARNINGS   INCOME (LOSS)(1)      EQUITY
                                                              ----------   --------   ----------------   -------------
                                                                    (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
BALANCE AT DECEMBER 31, 1999................................   $3,190.8    $3,481.9       $ (77.6)         $ 6,595.1
Net income..................................................               1,396.1                           1,396.1
Other comprehensive income, net of tax:
  Unrealized gains on investments and interest-only strip
    receivables, net of reclassification adjustment.........                                 95.1               95.1
  Foreign currency translation adjustments..................                                 14.6               14.6
                                                                                                           ---------
Total comprehensive income..................................                                                 1,505.8
Dividends paid to parent company............................                (425.0)                           (425.0)
Contribution of capital from parent company.................      550.0                                        550.0
                                                               --------    --------       -------          ---------
BALANCE AT DECEMBER 31, 2000................................    3,740.8    4,453.0           32.1            8,225.9
Net income..................................................               1,727.9                           1,727.9
Other comprehensive income, net of tax:
  Cumulative effect of change in accounting principle (SFAS
    No. 133)................................................                               (230.0)            (230.0)
  Unrealized losses on cash flow hedging instruments, net of
    reclassification adjustment.............................                               (415.6)            (415.6)
  Unrealized gains on investments and interest-only strip
    receivables, net of reclassification adjustment.........                                154.6              154.6
  Foreign currency translation adjustments..................                                 (3.9)              (3.9)
                                                                                                           ---------
Total comprehensive income..................................                                                 1,233.0
Dividends paid to parent company............................                (650.0)                           (650.0)
Dividends -- pooled affiliates(2)...........................                (225.0)                           (225.0)
Contribution of capital from parent company.................       50.0                                         50.0
                                                               --------    --------       -------          ---------
BALANCE AT DECEMBER 31, 2001................................    3,790.8    5,305.9         (462.8)           8,633.9
Net income..................................................               1,636.5                           1,636.5
Other comprehensive income, net of tax:
  Unrealized losses on cash flow hedging instruments, net of
    reclassification adjustment.............................                                (39.4)             (39.4)
  Unrealized gains on investments and interest-only strip
    receivables, net of reclassification adjustment.........                                113.7              113.7
  Foreign currency translation adjustments..................                                 (3.2)              (3.2)
                                                                                                           ---------
Total comprehensive income..................................                                                 1,707.6
Dividends paid to parent company............................                (300.0)                           (300.0)
                                                               --------    --------       -------          ---------
BALANCE AT DECEMBER 31, 2002................................   $3,790.8    $6,642.4       $(391.7)         $10,041.5
                                                               ========    ========       =======          =========

---------------

(1) Accumulated other comprehensive income (loss) includes the following:

                                                                        AT DECEMBER 31
                                                              -----------------------------------
                                                               2002      2001     2000     1999
                                                              -------   -------   -----   -------
                                                                         (IN MILLIONS)
Unrealized losses on cash flow hedging instruments..........  $(685.0)  $(645.6)     --        --
Unrealized gains (losses) on investments and interest-only
  strip receivables:
  Gross unrealized gains (losses)...........................    462.6     288.5   $41.8   $(109.6)
  Income tax expense (benefit)..............................    169.7     109.3    17.2     (39.1)
                                                              -------   -------   -----   -------
  Net unrealized gains (losses).............................    292.9     179.2    24.6     (70.5)
Cumulative adjustments for foreign currency translation
  adjustments...............................................       .4       3.6     7.5      (7.1)
                                                              -------   -------   -----   -------
Total.......................................................  $(391.7)  $(462.8)  $32.1   $ (77.6)
                                                              =======   =======   =====   =======

---------------

(2) Relates to previous equity transactions of Household Bank (SB), N.A.

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                   COMMON SHAREHOLDER'S EQUITY -- (CONTINUED)

COMPREHENSIVE INCOME

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption was accounted for as a cumulative effect of a change in accounting principle. The table below discloses reclassification adjustments and the related tax effects allocated to each component of other comprehensive income (expense) including unrealized gains (losses) on cash flow hedging instruments, unrealized gains (losses) on investments and interest-only strip receivables and foreign currency translation adjustments.

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                              TAX
                                                                           (EXPENSE)
                                                              BEFORE-TAX    BENEFIT    NET-OF-TAX
                                                              ----------   ---------   ----------
                                                                         (IN MILLIONS)
2000
Unrealized gains on investments and interest-only strip
  receivables:
  Unrealized holding gains arising during the period........  $   152.2     $(56.6)     $  95.6
  Less: Reclassification adjustment for gains realized in
    net income..............................................        (.8)        .3          (.5)
                                                              ---------     ------      -------
  Net unrealized gains on investments and interest-only
    strip receivables.......................................      151.4      (56.3)        95.1
Foreign currency translation adjustments....................       23.5       (8.9)        14.6
                                                              ---------     ------      -------
Other comprehensive income..................................  $   174.9     $(65.2)     $ 109.7
                                                              =========     ======      =======
2001
Unrealized gains (losses) on cash flow hedging instruments:
  Cumulative effect of change in accounting principle (SFAS
    No. 133)................................................  $  (358.5)    $128.5      $(230.0)
  Net losses arising during the period......................   (1,032.5)     370.1       (662.4)
  Less: Reclassification adjustment for losses realized in
    net income..............................................      384.7     (137.9)       246.8
                                                              ---------     ------      -------
  Net losses on cash flow hedging instruments...............   (1,006.3)     360.7       (645.6)
                                                              ---------     ------      -------
Unrealized gains on investments and interest-only strip
  receivables:
  Unrealized holding gains arising during the period........      257.9      (96.0)       161.9
  Less: Reclassification adjustment for gains realized in
    net income..............................................      (11.2)       3.9         (7.3)
                                                              ---------     ------      -------
  Net unrealized gains on investments and interest-only
    strip receivables.......................................      246.7      (92.1)       154.6
Foreign currency translation adjustments....................       (6.1)       2.2         (3.9)
                                                              ---------     ------      -------
Other comprehensive income (loss)...........................  $  (765.7)    $270.8      $(494.9)
                                                              =========     ======      =======
2002
Unrealized gains (losses) on cash flow hedging instruments:
  Net losses arising during the period......................  $  (696.4)    $254.9      $(441.5)
  Less: Reclassification adjustment for losses realized in
    net income..............................................      633.7     (231.6)       402.1
                                                              ---------     ------      -------
  Net losses on cash flow hedging instruments...............      (62.7)      23.3        (39.4)
                                                              ---------     ------      -------
Unrealized gains on investments and interest-only strip
  receivables:
  Unrealized holding gains arising during the period........      181.1      (62.9)       118.2
  Less: Reclassification adjustment for gains realized in
    net income..............................................       (7.0)       2.5         (4.5)
                                                              ---------     ------      -------
  Net unrealized gains on investments and interest-only
    strip receivables.......................................      174.1      (60.4)       113.7
Foreign currency translation adjustments....................       (5.0)       1.8         (3.2)
                                                              ---------     ------      -------
Other comprehensive income..................................  $   106.4     $(35.3)     $  71.1
                                                              =========     ======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Household Finance Corporation ("HFC" or "the company") is a wholly owned subsidiary of Household International, Inc. ("Household International" or the "parent company"). HFC is a leading provider of consumer lending products to middle-market consumers in the United States. HFC may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit cards, private label credit cards, and personal non-credit card loans. We also offer tax refund anticipation loans in the United Sates and credit and specialty insurance in the United States and Canada. We have one reportable segment: Consumer, which includes our branch-based consumer lending, mortgage services, retail services, credit card services and auto finance businesses.

     Acquisition of Household International. On November 14, 2002, Household International and HSBC Holdings plc ("HSBC") announced that they had entered into a definitive merger agreement under which Household International will be merged into a wholly owned subsidiary of HSBC, subject to the terms and conditions of the merger agreement. Household International has agreed that except with HSBC's prior written consent, it will conduct its business in the ordinary course consistent with past practice during the period from the signing of the merger agreement until the completion of the merger. Household International has also agreed to use reasonable best efforts to preserve its present business organizations, to keep available the services of its current officers and key employees and preserve existing relationships and goodwill with persons with whom it does business. Consummation of the merger is subject to regulatory approvals, the approval of the stockholders of both Household International and HSBC and other customary conditions.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Household Finance Corporation and all subsidiaries. Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities ("QSPE") as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125," are not consolidated. All significant intercompany accounts and transactions are eliminated.

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

     Investment Securities. We maintain investment portfolios (comprised primarily of debt securities and money market funds) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2002 and 2001. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future.

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

     Receivables. Receivables are carried at amortized cost. Finance income is recognized using the effective yield method. Premiums and discounts on purchased receivables are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Net deferred origination fees, excluding MasterCard and Visa, totaled $589.6 million at December 31, 2002. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $118.5 million at December 31, 2002 and $83.5 million at December 31, 2001.

     Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheets, since payments on such policies generally are used to reduce outstanding receivables.

     Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Probable losses are estimated for consumer receivables based on delinquency, restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels in charge-off and delinquency. Charge-off policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

     Our policies and practices for the collection of consumer receivables, including restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral.

     The main criteria for our restructuring policies and practices vary by product. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. This should be taken into account when comparing restructuring statistics from different periods.

     In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services consumer credit counseling accommodations, forbearance, modifications, loan rewrites and/or deferments pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower's ability to pay the contractually specified amount for some period or time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower's agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement, as well as extended payment or modification arrangements, deferments, consumer credit counseling accommodations, or loan rewrites may involve us agreeing to lower the contractual payment amount or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer, the account status may be reversed and collection actions resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

     Charge-Off and Nonaccrual Policies Our consumer charge-off and nonaccrual policies vary by product as follows:

PRODUCT                               CHARGE-OFF POLICY               NONACCRUAL POLICY
-------                               -----------------               -----------------
Real estate secured...........  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended when principal or
                                charged-off at or before the    interest payments are more
                                time foreclosure is completed   than 3 months contractually
                                or when settlement is reached   past due and resumed when the
                                with the borrower. If           receivable becomes less than 3
                                foreclosure is not pursued,     months contractually past due.
                                and there is no reasonable
                                expectation for recovery
                                (insurance claim, title claim,
                                predischarge bankrupt
                                account), generally the
                                account will be charged-off by
                                the end of the month in which
                                the account becomes 9 months
                                contractually delinquent.
Auto finance..................  Carrying values in excess of    Interest income accruals are
                                net realizable value are        suspended and the portion of
                                charged off at the earlier of   previously accrued interest
                                the following:                  expected to be uncollectible
                                - the collateral has been       is written off when principal
                                  repossessed and sold,         payments are more than 2
                                - the collateral has been in    months contractually past due
                                  our possession for more than  and resumed when the
                                  90 days, or                   receivable becomes less than 2
                                - the loan becomes 150 days     months contractually past due.
                                  contractually delinquent.

PRODUCT                               CHARGE-OFF POLICY               NONACCRUAL POLICY
-------                               -----------------               -----------------
MasterCard and Visa...........  Generally charged-off by the    Interest accrues until
                                end of the month in which the   charge-off.
                                account becomes 6 months
                                contractually delinquent.
Private label.................  Generally charged-off the       Interest accrues until
                                month following the month in    charge-off.
                                which the account becomes 9
                                months contractually
                                delinquent.
Personal non-credit card......  Generally charged-off the       Interest income accruals are
                                month following the month in    suspended when principal or
                                which the account becomes 9     interest payments are more
                                months contractually            than 3 months contractually
                                delinquent and no payment       delinquent. For PHLs, interest
                                received in 6 months, but in    income accruals resume if the
                                no event to exceed 12 months    receivable becomes less than
                                contractually delinquent.       three months contractually
                                                                past due. For all other
                                                                personal non-credit card
                                                                receivables, interest income
                                                                is generally recorded as
                                                                collected.

     Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than by the end of the month in which the loan becomes 210 days contractually delinquent.

     Receivables Sold and Serviced with Limited Recourse and Securitization Revenue. Certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

     In connection with these transactions, we record an interest-only strip receivable, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

     We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

     Properties and Equipment, Net. Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

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

     Acquired Intangibles, Net. Acquired intangibles consist primarily of acquired credit card relationships which are amortized on a straight-line basis over their estimated useful lives. These lives vary by portfolio and initially ranged from 4 to 15 years. Acquired intangibles are reviewed for impairment using discounted cash flows whenever events indicate that the carrying amounts may not be recoverable.

     Goodwill. Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon our adoption of the statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods not exceeding 25 years and was reviewed for impairment using undiscounted cash flows. Beginning January 1, 2002, goodwill is reviewed for impairment annually using discounted cash flows, but may be recorded earlier if circumstances indicate the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.

     Derivative Financial Instruments. Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

     Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other income in the current period.

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

     Foreign Currency Translation. We have credit and specialty insurance operations in Canada. The functional currency for our Canadian insurance operations is the Canadian dollar. Assets and liabilities of this business are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are accumulated in common shareholder's equity as a component of accumulated other comprehensive income. Income and expenses are translated at the average rate of exchange prevailing during the year.

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

2.  BUSINESS COMBINATIONS AND ACQUISITIONS

     On July 1, 2002, Household International contributed all of the capital stock of Household Bank (SB), N.A. ("HBSB"), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. The merger completed the consolidation of all of Household International's credit card banks into one credit card banking subsidiary of HFC. We believe the combination of the banks streamlines and simplifies our regulatory reporting process as well as optimizes capital and liquidity management. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests.

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

3.  INVESTMENT SECURITIES

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
AVAILABLE-FOR-SALE INVESTMENTS
Corporate debt securities...................................  $2,107.6   $2,051.8
U.S. government and federal agency debt securities..........   1,820.8      273.3
Money market funds..........................................   1,610.5       79.7
Non-government mortgage backed securities...................     664.0      183.1
Marketable equity securities................................      19.8       21.2
Certificates of deposit.....................................       9.9       83.1
Other.......................................................     424.7      153.3
                                                              --------   --------
Subtotal....................................................   6,657.3    2,845.5
Accrued investment income...................................      50.3       39.9
                                                              --------   --------
Total investment securities.................................  $6,707.6   $2,885.4
                                                              ========   ========

     Proceeds from the sale of available-for-sale investments totaled approximately $.6 billion in 2002, $.7 billion in 2001 and $.2 billion in 2000. Gross gains of $18.8 million in 2002, $12.9 million in 2001 and $2.2 million in 2000 and gross losses of $11.8 million in 2002, $1.7 million in 2001 and $1.4 million in 2000 were realized on those sales.

     The gross unrealized gains (losses) on available-for-sale investment securities were as follows:

                                                                       AT DECEMBER 31
                               -----------------------------------------------------------------------------------------------
                                                    2002                                             2001
                               ----------------------------------------------   ----------------------------------------------
                                             GROSS        GROSS                               GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                 COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                               ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                        (IN MILLIONS)
Corporate debt securities....  $2,030.4      $124.9       $(47.7)    $2,107.6   $2,087.3      $31.3        $(66.8)    $2,051.8
U.S. government and federal
  agency debt securities.....   1,804.4        16.6          (.2)     1,820.8      272.5        2.0          (1.2)       273.3
Money market funds...........   1,610.5          --           --      1,610.5       79.7         --            --         79.7
Non-government mortgage
  backed securities..........     655.6        10.1         (1.7)       664.0      180.4        3.4           (.7)       183.1
Marketable equity
  securities.................      28.6          --         (8.8)        19.8       24.3         --          (3.1)        21.2
Certificates of deposit......       9.9          --           --          9.9       83.1         --            --         83.1
Other........................     412.1        14.0         (1.4)       424.7      151.1        2.8           (.6)       153.3
                               --------      ------       ------     --------   --------      -----        ------     --------
Total available-for-sale
  investments................  $6,551.5      $165.6       $(59.8)    $6,657.3   $2,878.4      $39.5        $(72.4)    $2,845.5
                               ========      ======       ======     ========   ========      =====        ======     ========

     See Note 11, "Fair Value of Financial Instruments," for further discussion of the relationship between the fair value of our assets and liabilities.

     Contractual maturities of and yields on investments in debt securities were as follows:

                                                       AT DECEMBER 31, 2002
                                     --------------------------------------------------------
                                       DUE       AFTER 1      AFTER 5
                                      WITHIN    BUT WITHIN   BUT WITHIN    AFTER
                                      1 YEAR     5 YEARS      10 YEARS    10 YEARS    TOTAL
                                     --------   ----------   ----------   --------   --------
                                           (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Corporate debt securities:
  Amortized cost...................  $  106.2     $880.2       $273.7      $770.3    $2,030.4
  Fair value.......................     107.2      923.6        293.9       782.9     2,107.6
  Yield(1).........................      5.76%      5.50%        6.25%       7.00%       6.18%
U.S. government and federal agency
  debt securities:
  Amortized cost...................  $1,092.9     $644.2       $ 22.8      $ 44.5    $1,804.4
  Fair value.......................   1,092.9      658.8         23.5        45.6     1,820.8
  Yield(1).........................      1.47%      3.44%        4.65%       3.81%       2.27%
Non-government mortgage backed
  securities:
  Amortized cost...................        --     $  1.6       $ 67.8      $586.2    $  655.6
  Fair value.......................        --        1.6         70.2       592.2       664.0
  Yield(1).........................        --       8.16%        4.61%       4.71%       4.71%

---------------

(1) Computed by dividing annualized interest by the amortized cost of respective investment securities.

4.  RECEIVABLES

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Real estate secured.........................................  $44,052.1   $37,198.4
Auto finance................................................    2,028.1     2,332.2
MasterCard/Visa.............................................    7,600.2     6,962.0
Private label...............................................    9,365.2     9,847.9
Personal non-credit card....................................   11,706.9    10,558.6
Commercial and other........................................      457.2       442.5
                                                              ---------   ---------
Total owned receivables.....................................   75,209.7    67,341.6
Accrued finance charges.....................................    1,446.7     1,411.3
Credit loss reserves for owned receivables..................   (3,156.9)   (2,440.6)
Unearned credit insurance premiums and claims reserves......     (632.7)     (750.3)
Interest-only strip receivables.............................    1,083.3       924.0
Amounts due and deferred from receivable sales..............      878.3       403.5
                                                              ---------   ---------
Total owned receivables, net................................   74,828.4    66,889.5
Receivables serviced with limited recourse..................   23,422.2    19,759.3
                                                              ---------   ---------
Total managed receivables, net..............................  $98,250.6   $86,648.8
                                                              =========   =========

     The outstanding balance of receivables serviced with limited recourse consisted of the following:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Real estate secured.........................................  $   456.3   $   861.8
Auto finance................................................    5,418.6     4,026.6
MasterCard/Visa.............................................    9,272.5     9,047.5
Private label...............................................    3,577.1     2,150.0
Personal non-credit card....................................    4,697.7     3,673.4
                                                              ---------   ---------
Total.......................................................  $23,422.2   $19,759.3
                                                              =========   =========

     The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Real estate secured.........................................  $44,508.4   $38,060.2
Auto finance................................................    7,446.7     6,358.8
MasterCard/Visa.............................................   16,872.7    16,009.5
Private label...............................................   12,942.3    11,997.9
Personal non-credit card....................................   16,404.6    14,232.0
Commercial and other........................................      457.2       442.5
                                                              ---------   ---------
Managed receivables.........................................  $98,631.9   $87,100.9
                                                              =========   =========

     We maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $19.5 billion, of which $13.9 billion were utilized at December 31, 2002. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

     Contractual maturities of owned receivables at December 31, 2002 were as follows:

                              2003       2004       2005       2006       2007     THEREAFTER     TOTAL
                            --------   --------   --------   --------   --------   ----------   ---------
Real estate secured.......  $   43.7   $   37.1   $   39.9   $   71.8   $  111.8   $43,747.8    $44,052.1
Auto finance..............     648.3      547.5      435.0      268.3      107.0        22.0      2,028.1
MasterCard/Visa...........     892.3      785.9      692.4      610.3      538.1     4,081.2      7,600.2
Private label.............   4,448.3    1,699.1      486.6      358.8      258.3     2,114.1      9,365.2
Personal non-credit
  card....................     467.3      559.7    1,099.2    1,736.2    3,205.9     4,638.6     11,706.9
Commercial................      46.6       54.4       35.9       32.2       18.6       269.5        457.2
                            --------   --------   --------   --------   --------   ---------    ---------
Total.....................  $6,546.5   $3,683.7   $2,789.0   $3,077.6   $4,239.7   $54,873.2    $75,209.7
                            ========   ========   ========   ========   ========   =========    =========

     A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal on owned receivables to average principal balances, excluding credit card receivables, approximated 44 percent in 2002 and 42 percent in 2001.

     The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

                                                               AT DECEMBER 31, 2002
                                                              ----------------------
                                                                OVER 1
                                                              BUT WITHIN     OVER
                                                               5 YEARS      5 YEARS
                                                              ----------   ---------
                                                                  (IN MILLIONS)
Receivables at predetermined interest rates.................  $ 9,308.3    $44,535.2
Receivables at floating or adjustable rates.................    4,481.7     10,338.0
                                                              ---------    ---------
Total.......................................................  $13,790.0    $54,873.2
                                                              =========    =========

     Nonaccrual owned consumer receivables totaled $2,533.3 million at December 31, 2002 and $1,844.3 million at December 31, 2001. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $371.6 million in 2002 and $278.0 million in 2001. Interest income that was included in finance and other interest income, prior to these loans being placed on nonaccrual status, was approximately $195.4 million in 2002 and $153.6 million in 2001.

     Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,638.3 million at December 31, 2002 and $1,062.1 million at December 31, 2001. Interest-only strip receivables also included fair value mark-to-market adjustments of $356.8 million at year-end 2002 and $321.4 million at year-end 2001.

     Amounts due and deferred from receivable sales include certain assets established under the recourse provisions for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from
(to) the securitization trustee. As a result of the October 11, 2002 downgrade of our commercial paper debt ratings by S&P, we, as servicer of the various securitization trusts, currently are required to transfer cash collections to the trusts on a daily basis.

     We issued securities backed by dedicated home equity loan receivables of $7.5 billion in 2002 and $1.5 billion in 2001. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate secured receivables included closed-end real estate secured receivables totaling $8.5 billion at December 31, 2002 and $1.7 billion at December 31, 2001 which secured the outstanding debt related to these transactions.

     The following table sets forth the activity in the company's credit loss reserves for the periods indicated:

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        2002        2001        2000
                                                      ---------   ---------   ---------
                                                                (IN MILLIONS)
OWNED RECEIVABLES:
Credit loss reserves at January 1...................  $ 2,440.6   $ 1,940.6   $ 1,549.3
Provision for credit losses.........................    3,463.7     2,606.4     1,929.8
Charge-offs.........................................   (3,104.3)   (2,418.6)   (1,883.8)
Recoveries..........................................      209.2       189.8       141.6
Other, net..........................................      147.7       122.4       203.7
                                                      ---------   ---------   ---------
Total credit loss reserves for owned receivables at
  December 31.......................................  $ 3,156.9   $ 2,440.6   $ 1,940.6
                                                      ---------   ---------   ---------

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        2002        2001        2000
                                                      ---------   ---------   ---------
                                                                (IN MILLIONS)
RECEIVABLES SERVICED WITH LIMITED RECOURSE:
Credit loss reserves at January 1...................  $ 1,062.1   $ 1,001.4   $   844.3
Provision for credit losses.........................    1,838.8     1,063.1     1,083.7
Charge-offs.........................................   (1,385.5)   (1,055.5)     (968.1)
Recoveries..........................................       85.5        58.6        47.2
Other, net..........................................       37.4        (5.5)       (5.7)
                                                      ---------   ---------   ---------
Total credit loss reserves for receivables serviced
  with limited recourse at December 31..............    1,638.3     1,062.1     1,001.4
                                                      ---------   ---------   ---------
Total credit loss reserves for managed receivables
  at December 31....................................  $ 4,795.2   $ 3,502.7   $ 2,942.0
                                                      =========   =========   =========

5.  ASSET SECURITIZATIONS

     We sell auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of these securitized receivables. We also retain rights to future cash flows arising from the receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 1, "Summary of Significant Accounting Policies," for further discussion on our accounting for interest-only strip receivables.

     Securitization revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Net initial gains......................................  $  296.8   $  154.2   $  141.5
Net replenishment gains................................     505.4      403.1      317.1
Servicing revenue and excess spread....................   1,208.8    1,095.1      792.8
                                                         --------   --------   --------
Total..................................................  $2,011.0   $1,652.4   $1,251.4
                                                         ========   ========   ========

     Our interest-only strip receivables, net of the related loss reserves and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, increased $123.9 million in 2002, $118.1 million in 2001 and $44.9 million in 2000.

     Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations were as follows:

                                                                          PERSONAL
                                       AUTO     MASTER CARD/   PRIVATE   NON-CREDIT
YEAR ENDED DECEMBER 31                FINANCE       VISA        LABEL       CARD      TOTAL
----------------------                -------   ------------   -------   ----------   ------
2002
Net initial gains (in millions).....  $139.7       $44.4        $57.3      $55.4      $296.8
Key economic assumptions:(1)
  Weighted-average life (in
     years).........................     2.2          .4           .7        1.4
  Payment speed.....................    34.1%       92.8%        72.8%      49.4%
  Expected credit losses (annual
     rate)..........................     5.9         5.4          5.7        9.9
  Discount rate on cash flows.......    10.0         9.0         10.0       11.0
  Cost of funds.....................     4.3         3.1          3.3        2.4
2001
Net initial gains (in millions).....  $100.3       $ 7.3        $13.1      $33.5      $154.2
Key economic assumptions:(1)
  Weighted-average life (in
     years).........................     2.2          .4           .9        1.2
  Payment speed.....................    34.2%       93.6%        67.1%      51.8%
  Expected credit losses (annual
     rate)..........................     4.8         5.1          5.5        7.6
  Discount rate on cash flows.......    10.0         9.0         10.0       11.0
  Cost of funds.....................     4.5         6.2          5.7        4.1
2000
Net initial gains (in millions).....  $ 80.4       $43.7        $ 8.5      $ 8.9      $141.5
Key economic assumptions:(1)
  Weighted-average life (in
     years).........................     2.1          .4           .9        1.2
  Payment speed.....................    33.3%       92.6%        64.0%      54.2%
  Expected credit losses (annual
     rate)..........................     5.4         5.5          6.6        7.9
  Discount rate on cash flows.......    10.0         9.0         10.0       11.0
  Cost of funds.....................     7.1         5.9          6.4        6.7

---------------

(1) Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

     Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $25.8 billion in 2002, $24.4 billion in 2001 and $20.7 billion in 2000. Net gains (gross gains less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $505.4 million in 2002, $403.1 million in 2001 and $317.1 million in 2000.

     Cash flows received from securitization trusts were as follows:

                                                                               PERSONAL
                          REAL ESTATE      AUTO     MASTER CARD/   PRIVATE    NON-CREDIT
YEAR ENDED DECEMBER 31      SECURED      FINANCE        VISA        LABEL        CARD       TOTAL
----------------------    ------------   --------   ------------   --------   ----------   --------
                                                        (IN MILLIONS)
2002
Proceeds from initial
  securitizations.......        --       $3,288.6     $  944.0     $1,747.2    $3,560.7    $9,540.5
Servicing fees
  received..............     $ 7.4          102.5        201.0         58.0       110.4       479.3
Other cash flow received
  on retained
  interests(1)..........      35.4          174.4        851.7        215.2       135.7     1,412.4
2001
Proceeds from initial
  securitizations.......        --       $2,573.9     $  261.1     $  500.0    $1,975.0    $5,310.0
Servicing fees
  received..............     $12.0           84.9        179.1         34.9        69.8       380.7
Other cash flow received
  on retained
  interests(1)..........      67.5          111.9        506.1        157.9       106.6       950.0
2000
Proceeds from initial
  securitizations.......        --       $1,912.6     $1,925.0     $  500.0    $2,025.0    $6,362.6
Servicing fees
  received..............     $18.5           60.7        176.3         24.2        73.0       352.7
Other cash flow received
  on retained
  interests(1)..........      81.5           80.4        657.5         57.4       102.2       979.0

---------------

(1) Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

     At December 31, 2002, the sensitivity of the current fair value of our interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2002.

                                                                                     PERSONAL
                                   REAL ESTATE    AUTO     MASTER CARD/   PRIVATE   NON-CREDIT
                                     SECURED     FINANCE       VISA        LABEL       CARD
                                   -----------   -------   ------------   -------   ----------
                                             (DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Carrying value (fair value) of
  interest-only strip
  receivables....................     $16.0      $362.1       $341.9      $ 93.0     $ 270.3
Weighted-average life (in
  years).........................       1.0         1.9           .6          .7         1.4
Payment speed assumption (annual
  rate)..........................      24.3%       38.4%        83.4%       72.9%       47.7%
  Impact on fair value of 10%
     adverse change..............     $ (.3)     $(31.9)      $(28.2)     $ (8.9)    $ (23.6)
  Impact on fair value of 20%
     adverse change..............       (.7)      (62.0)       (52.7)      (16.6)      (46.0)
Expected credit losses (annual
  rate)..........................       1.7%        6.6%         5.6%        5.9%        9.9%
  Impact on fair value of 10%
     adverse change..............     $ (.8)     $(44.6)      $(26.4)     $(14.4)    $ (51.6)
  Impact on fair value of 20%
     adverse change..............      (1.5)      (89.2)       (52.8)      (28.8)     (103.0)

                                                                                     PERSONAL
                                   REAL ESTATE    AUTO     MASTER CARD/   PRIVATE   NON-CREDIT
                                     SECURED     FINANCE       VISA        LABEL       CARD
                                   -----------   -------   ------------   -------   ----------
                                             (DOLLAR AMOUNTS ARE STATED IN MILLIONS)
Discount rate on residual cash
  flows (annual rate)............      13.0%       10.0%         9.0%       10.0%       11.0%
  Impact on fair value of 10%
     adverse change..............     $ (.2)     $(10.5)      $ (2.6)     $  (.6)    $  (2.9)
  Impact on fair value of 20%
     adverse change..............       (.3)      (20.7)        (5.2)       (1.1)       (5.8)
Variable returns to investors
  (annual rate)..................       2.0%        2.8%         2.1%        3.0%        2.6%
  Impact on fair value of 10%
     adverse change..............     $ (.8)     $ (1.7)      $ (9.6)     $ (7.8)    $ (13.5)
  Impact on fair value of 20%
     adverse change..............      (1.6)       (3.4)       (19.1)      (15.5)      (26.9)

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

     Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa, personal non-credit card and private label receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2002, static pool credit losses for auto finance loans securitized in 2002 were estimated to be 11.9 percent, for auto finance loans securitized in 2001 were estimated to be 10.0 percent and for auto finance loans securitized in 2000 were estimated to be 12.6 percent.

     Receivables information by product including two-month-and-over contractual delinquency and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

                                                            AT DECEMBER 31
                                         -----------------------------------------------------
                                                   2002                        2001
                                         -------------------------   -------------------------
                                         RECEIVABLES   DELINQUENT    RECEIVABLES   DELINQUENT
                                         OUTSTANDING   RECEIVABLES   OUTSTANDING   RECEIVABLES
                                         -----------   -----------   -----------   -----------
                                                             (IN MILLIONS)
MANAGED RECEIVABLES:
  Real estate secured..................  $ 44,508.4       3.91%      $ 38,060.2        2.94%
  Auto finance.........................     7,446.7       3.65          6,358.8        3.15
  MasterCard/Visa......................    16,872.7       4.33         16,009.5        4.30
  Private label........................    12,942.3       6.36         11,997.9        5.65
  Personal non-credit card.............    16,404.6       9.92         14,232.0       10.07
                                         ----------       ----       ----------       -----
  Total consumer.......................    98,174.7       5.29         86,658.4        4.75
  Commercial and other.................       457.2        .87            442.5          --
                                         ----------       ----       ----------       -----
  Total managed receivables............  $ 98,631.9       5.27%      $ 87,100.9        4.73%
                                         ----------       ----       ----------       -----
RECEIVABLES SERVICED WITH LIMITED
  RECOURSE:
  Real estate secured..................  $   (456.3)      6.79%      $   (861.8)       5.00%
  Auto finance.........................    (5,418.6)      3.54         (4,026.6)       3.29
  MasterCard/Visa......................    (9,272.5)      2.66         (9,047.5)       2.79
  Private label........................    (3,577.1)      4.96         (2,150.0)       2.69
  Personal non-credit card.............    (4,697.7)      7.14         (3,673.4)       9.03
                                         ----------       ----       ----------       -----
  Total receivables serviced with
     limited recourse..................   (23,422.2)      4.19        (19,759.3)       4.14
                                         ----------       ----       ----------       -----
OWNED CONSUMER RECEIVABLES.............  $ 74,752.5       5.63%      $ 66,899.1        4.93%
                                         ==========       ====       ==========       =====

                                                            AT DECEMBER 31
                                         -----------------------------------------------------
                                                   2002                        2001
                                         -------------------------   -------------------------
                                           AVERAGE         NET         AVERAGE         NET
                                         RECEIVABLES   CHARGE-OFFS   RECEIVABLES   CHARGE-OFFS
                                         -----------   -----------   -----------   -----------
                                                             (IN MILLIONS)
MANAGED RECEIVABLES:
  Real estate secured..................  $ 42,059.7        .99%      $ 34,104.0        .58%
  Auto finance.........................     6,934.7       6.63          5,191.6       5.36
  MasterCard/Visa......................    15,709.9       7.50         15,008.0       7.12
  Private label........................    11,870.7       5.96         10,421.0       5.55
  Personal non-credit card.............    15,020.0       9.57         13,256.0       8.25
                                         ----------       ----       ----------       ----
  Total consumer.......................    91,595.0       4.58         77,980.6       4.12
  Commercial and other.................       459.8       (.39)           478.6       2.11
                                         ----------       ----       ----------       ----
  Total managed receivables............  $ 92,054.8       4.56%      $ 78,459.2       4.11%
                                         ----------       ----       ----------       ----
RECEIVABLES SERVICED WITH LIMITED
  RECOURSE:
  Real estate secured..................  $   (572.1)      1.26%      $ (1,199.2)       .70%
  Auto finance.........................    (4,412.6)      7.00         (3,004.4)      6.32
  MasterCard/Visa......................    (9,143.1)      5.48         (8,953.6)      5.30
  Private label........................    (2,840.4)      3.75         (1,744.2)      2.72
  Personal non-credit card.............    (3,981.6)      9.46         (3,496.1)      7.94
                                         ----------       ----       ----------       ----
  Total receivables serviced with
     limited recourse..................   (20,949.8)      6.21        (18,397.5)      5.42
                                         ----------       ----       ----------       ----
OWNED CONSUMER RECEIVABLES.............  $ 70,645.2       4.10%      $ 59,583.1       3.72%
                                         ==========       ====       ==========       ====

6.  ACQUIRED INTANGIBLES AND GOODWILL

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. We have completed the transitional goodwill impairment test required by SFAS No. 142 and have concluded that none of our goodwill is impaired.

     We do not hold any intangible assets which are not subject to amortization. Amortized acquired intangibles consisted of the following:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Purchased credit card relationships.........................  $1,027.3   $1,027.3
Other intangibles...........................................      26.5       26.5
Accumulated amortization -- purchased credit card
  relationships.............................................    (659.5)    (603.8)
Accumulated amortization -- other intangibles...............      (7.9)      (5.7)
                                                              --------   --------
Acquired intangibles, net...................................  $  386.4   $  444.3
                                                              ========   ========

     Acquired intangible amortization expense totaled $57.8 million in 2002, $99.0 million in 2001 and $109.0 million in 2000.

     Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

YEAR ENDING DECEMBER 31
-----------------------                                       (IN MILLIONS)
2003........................................................      $50.3
2004........................................................       47.7
2005........................................................       43.3
2006........................................................       40.9
2007........................................................       39.5

     The following tables disclose the impact of goodwill amortization on net income for the periods indicated.

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Reported net income....................................  $1,636.5   $1,727.9   $1,396.1
Add back: Goodwill amortization, net...................        --       46.1       44.9
                                                         --------   --------   --------
Adjusted net income....................................  $1,636.5   $1,774.0   $1,441.0
                                                         ========   ========   ========

     There were no significant changes to our recorded amount of goodwill, either in total or by segment, in 2002 or 2001.

7.  PROPERTIES AND EQUIPMENT, NET

                                                         AT DECEMBER 31
                                                       -------------------    DEPRECIABLE
                                                         2002       2001     LIFE IN YEARS
                                                       --------   --------   -------------
                                                          (IN MILLIONS)
Land.................................................  $    9.2   $    7.6           --
Buildings and improvements...........................     514.6      493.1     10 -- 40
Furniture and equipment..............................     844.0      787.8      3 -- 10
                                                       --------   --------      -------
Total................................................   1,367.8    1,288.5
Accumulated depreciation and amortization............     964.7      872.4
                                                       --------   --------
Properties and equipment, net........................  $  403.1   $  416.1
                                                       ========   ========

     Depreciation and amortization expense totaled $112.9 million in 2002, $113.3 million in 2001 and $113.2 million in 2000.

8.  COMMERCIAL PAPER, BANK AND OTHER BORROWINGS

                                                                        BANK AND
                                                       COMMERCIAL         OTHER
                                                          PAPER        BORROWINGS        TOTAL
                                                      -------------   -------------   ------------
                                                      (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
2002
Balance.............................................    $4,108.2         $ 35.1        $ 4,143.3
Highest aggregate month-end balance.................                                     8,920.5
Average borrowings..................................     5,615.9           89.6          5,705.5
Weighted-average interest rate:
  At year-end.......................................         1.7%           1.7%             1.7%
  Paid during year..................................         1.9            2.0              1.9
                                                        --------         ------        ---------
2001
Balance.............................................    $8,766.5         $308.1        $ 9,074.6
Highest aggregate month-end balance.................                                    11,560.6
Average borrowings..................................     8,831.5          143.0          8,974.5
Weighted-average interest rate:
  At year-end.......................................         2.0%           1.9%             2.0%
  Paid during year..................................         4.1            3.5              4.1
                                                        --------         ------        ---------
2000
Balance.............................................    $8,718.3         $108.1        $ 8,826.4
Highest aggregate month-end balance.................                                    11,177.8
Average borrowings..................................     9,298.0          106.8          9,404.8
Weighted-average interest rate:
  At year-end.......................................         6.6%           6.7%             6.6%
  Paid during year..................................         6.4            6.4              6.4
                                                        --------         ------        ---------

     Interest expense for commercial paper, bank and other borrowings totaled $110.8 million in 2002, $363.9 million in 2001 and $602.6 million in 2000.

     We maintain various bank credit agreements primarily to support commercial paper borrowings. At both December 31, 2002 and 2001, we had committed back-up bank lines of credit of $10.1 billion, of which $400 million was also available to Household International. None of these back-up lines were used in 2002 or 2001. Formal credit lines are reviewed annually and expire at various dates through 2005. Borrowings under these lines generally are available at a surcharge over LIBOR. None of these lines contain material adverse change clauses which could restrict availability. Annual commitment fee requirements to support availability of these lines at December 31, 2002 totaled $8.3 million.

9.  SENIOR AND SENIOR SUBORDINATED DEBT (WITH ORIGINAL MATURITIES OVER ONE YEAR)

                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (ALL DOLLAR AMOUNTS ARE
                                                                STATED IN MILLIONS)
SENIOR DEBT
  FIXED RATE:
     8.875% Adjustable Conversion-Rate Equity Security
       Units................................................  $   511.0           --
     Secured financings:
       6.50% to 6.99%; due 2002.............................         --    $    51.6
       7.00% to 7.49%; due 2003 to 2004.....................      120.1        132.9
       7.50% to 7.99%; due 2003 to 2004.....................       24.2         35.6
       8.00% to 8.99%; due 2003 to 2004.....................       26.3         32.9
     Other fixed rate senior debt:
       3.00% to 4.99%; due 2003 to 2007.....................    1,011.9        311.4
       5.00% to 6.49%; due 2003 to 2017.....................   17,351.3     11,158.1
       6.50% to 6.99%; due 2003 to 2022.....................    9,756.8      8,073.3
       7.00% to 7.49%; due 2003 to 2032.....................    7,851.6      3,811.2
       7.50% to 7.99%; due 2003 to 2032.....................    7,956.9      4,678.2
       8.00% to 9.25%; due 2003 to 2012.....................    3,809.1      3,787.7
  VARIABLE INTEREST RATE:
     Secured financings -- 1.52% to 2.88%; due 2003 to
       2008.................................................    7,314.0      1,253.1
     Other variable interest rate senior debt -- 1.71% to
       3.53%; due 2003 to 2034..............................   14,612.7     17,948.0
SENIOR SUBORDINATED DEBT -- 4.56%, due 2005.................      170.0           --
UNAMORTIZED DISCOUNT........................................     (240.3)       (99.2)
                                                              ---------    ---------
Total senior and senior subordinated debt...................  $70,275.6    $51,174.8
                                                              =========    =========

     Senior and senior subordinated debt included $7.5 billion of debt secured by $8.5 billion of real estate secured receivables at December 31, 2002 and $1.5 billion of debt secured by $1.7 billion of real estate secured receivables at December 31, 2001.

     At December 31, 2002, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $2.4 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $963.1 million. At December 31, 2001, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $313.0 million and a foreign currency translation adjustment relating to our foreign denominated debt which decreased the debt balance by $282.9 million.

     Weighted-average interest rates were 4.9 percent at December 31, 2002 and
5.1 percent at December 31, 2001. Interest expense for senior and senior subordinated debt was $2,921.2 million in 2002, $2,751.4 million in 2001 and $2,358.5 million in 2000. The most restrictive financial covenant contained in the terms of our debt agreements is the maintenance of a minimum shareholder's equity of $5.8 billion. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 10, "Derivative Financial Instruments and Concentrations of Credit Risk."

     In 2002, we issued $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units. The Adjustable Conversion-Rate Equity Security Units each consisted of an HFC senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, a share of Household International common stock on February 15, 2006. The senior unsecured notes will mature on February 15, 2008.

     Maturities of senior and senior subordinated debt at December 31, 2002 were as follows:

                                                              (IN MILLIONS)
                                                              -------------
2003........................................................    $18,594.1
2004........................................................      7,242.5
2005........................................................      8,424.0
2006........................................................      5,334.2
2007........................................................      6,348.9
Thereafter..................................................     24,331.9
                                                                ---------
Total.......................................................    $70,275.6
                                                                =========

     Certain of our senior and senior subordinated debt may be redeemed prior to its stated maturity.

     If the merger of Household International with HSBC does not occur by March 31, 2003, we have agreed to pay additional interest on certain debt issued after November 14, 2002 until the merger with HSBC occurs. This additional interest, as of March 19, 2003, would be approximately $330,000 per day.

10.  DERIVATIVE FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and currency exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. We have a comprehensive program to address potential financial risks such as liquidity, interest rate, currency and counterparty credit risk. The Finance Committee of the Board of Directors of Household International sets acceptable limits for each of these risks annually and reviews the limits semiannually. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the "Risk Management" section within our Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Counterparty credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. We control the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Our exposure to counterparty credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. Additionally, certain swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Amounts received from or paid to swap counterparties are recorded in our balance sheet as derivative related liabilities. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties. We have never suffered a loss due to counterparty failure.

     Fair Value and Cash Flow Hedges. To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. The critical terms of interest rate swaps are designed to match those of the hedged items, enabling the application of the shortcut method of accounting as defined by SFAS No. 133 for 84 percent of the notional amounts of such interest rate swaps at December 31, 2002. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income. Although the critical terms of currency swaps are designed to match those of the hedged items, SFAS No. 133 does not allow shortcut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

     Fair value hedges include interest rate swaps which convert our fixed rate debt or assets to variable rate debt or assets and currency swaps which convert debt issued in foreign currencies into pay variable U.S. dollar debt. Hedge ineffectiveness associated with fair value hedges is recorded as other income and was a loss of $3.9 million ($2.4 million after tax) in 2002 and a loss of $.2 million ($.1 million after tax) in 2001. During both 2002 and 2001, all of our fair value hedges were associated with debt. We recorded fair value adjustments for open fair value hedges which increased the carrying value of our debt by $1,799.9 million at December 31, 2002 and decreased the carrying value of our debt by $162.9 million at December 31, 2001.

     Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued in foreign currencies into pay fixed U.S. dollar debt. Losses on derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled $685.0 million at December 31, 2002 and $645.6 million at December 31, 2001. We expect $139.8 million ($88.7 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges is recorded as other income and was immaterial in both 2002 and 2001.

     At December 31, 2002, $1,805.0 million of derivative instruments, at fair value, were recorded in derivative financial assets and $90.6 million in derivative related liabilities. At December 31, 2001, $6.7 million of derivative instruments, at fair value, were recorded in derivative financial assets and $1,435.4 million in derivative related liabilities.

     Deferred gains resulting from termination of derivatives were $634.2 million at December 31, 2002 and $524.2 million at December 31, 2001. Deferred losses from termination of derivatives were $53.5 million at December 31, 2002 and $70.2 million at December 31, 2001. Amortization of net deferred gains totaled $145.6 million in 2002 and $41.9 million in 2001. The weighted-average amortization period associated with the deferred gains was 5.1 years at December 31, 2002 and 6.4 years at December 31, 2001. The weighted-average amortization period for the deferred losses was 4.5 years at December 31, 2002 and 5.2 years at December 31, 2001. At December 31, 2002, net deferred gains and losses, increased the carrying value of our senior and senior subordinated debt by $597.5 million and decreased accumulated other comprehensive income by $16.8 million. At December 31, 2001, net deferred gains and losses increased the carrying value of our senior and senior subordinated debt by $475.9 million and decreased accumulated other comprehensive income by $21.9 million.

     Non-Qualifying Hedging Activities. We use forward rate agreements, interest rate caps, exchange traded futures, and some interest rate swaps which were not designated as hedges under SFAS No. 133. These financial instruments are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. The primary purpose of these derivatives is to minimize our exposure to changes in interest rates. Net fair value gains (losses) on derivatives which were not designated as hedges are reported as other income and totaled $5.1 million ($3.2 million after-tax) in 2002 and $(.9) million ($(.6) million after-tax) in 2001.

     Derivative Financial Instruments. The following table summarizes derivative financial instrument activity in 2002, 2001 and 2000.

                                              EXCHANGE TRADED
                               ---------------------------------------------
                                    INTEREST RATE
                                  FUTURES CONTRACTS            OPTIONS          INTEREST
                               -----------------------   -------------------      RATE      CURRENCY
                               PURCHASED       SOLD      PURCHASED   WRITTEN     SWAPS        SWAPS
                               ----------   ----------   ---------   -------   ----------   ---------
                                                           (IN MILLIONS)
2000
Notional amount, 1999........  $    100.0           --   $  703.0         --   $ 27,616.7   $ 3,853.0
New contracts................    21,715.0   $(20,321.0)   1,300.0    $(300.0)    13,653.3     2,677.9
Matured or expired
 contracts...................    (1,494.0)          --   (1,403.0)        --    (13,231.2)     (574.5)
Terminated contracts.........          --           --     (600.0)     300.0     (4,983.7)     (654.9)
In-substance maturities(1)...   (20,321.0)    20,321.0         --         --           --          --
                               ----------   ----------   ---------   -------   ----------   ---------
Notional amount, 2000........  $       --   $       --   $     --    $    --   $ 23,055.1   $ 5,301.5
                               ==========   ==========   =========   =======   ==========   =========
Fair value, 2000 (2).........  $       --   $       --   $     --    $    --   $    263.8   $  (506.6)
                               ----------   ----------   ---------   -------   ----------   ---------
2001
Notional amount, 2000........          --           --         --         --   $ 23,055.1   $ 5,301.5
New contracts................  $ 36,615.0   $(22,706.0)  $4,750.0         --     21,608.6     1,991.0
Matured or expired
 contracts...................   (21,790.0)       300.0         --         --     (7,508.6)     (396.1)
Terminated contracts.........          --           --   (2,750.0)        --     (8,829.9)     (165.6)
In-substance maturities(1)...   (13,406.0)    13,406.0         --         --           --          --
                               ----------   ----------   ---------   -------   ----------   ---------
Notional amount, 2001........  $  1,419.0   $ (9,000.0)  $2,000.0    $    --   $ 28,325.2   $ 6,730.8
                               ----------   ----------   ---------   -------   ----------   ---------
Fair value, 2001(2):
 Fair value hedges...........          --           --         --         --   $   (162.2)  $     (.6)
 Cash flow hedges............          --           --         --         --       (301.1)     (964.8)
 Non-hedging derivatives.....  $       .4   $     (3.4)  $     .4         --           --          --
                               ----------   ----------   ---------   -------   ----------   ---------
 Total.......................  $       .4   $     (3.4)  $     .4    $    --   $   (463.3)  $  (965.4)
                               ==========   ==========   =========   =======   ==========   =========
2002
Notional amount, 2001........  $  1,419.0   $ (9,000.0)  $2,000.0         --   $ 28,325.2   $ 6,730.8
New contracts................    23,113.0     (8,218.0)   8,800.0         --     30,194.7     3,869.9
Matured or expired
 contracts...................    (7,932.0)       618.0   (3,400.0)        --    (10,049.2)     (343.9)
Terminated contracts.........          --           --   (4,000.0)        --     (5,788.4)      (46.5)
In-substance maturities(1)...   (16,600.0)    16,600.0         --         --           --          --
                               ----------   ----------   ---------   -------   ----------   ---------
Notional amount, 2002........  $       --   $       --   $3,400.0    $    --   $ 42,682.3   $10,210.3
                               ==========   ==========   =========   =======   ==========   =========
Fair value, 2002(2):
 Fair value hedges...........          --           --         --         --   $  1,802.3   $    (1.8)
 Cash flow hedges............          --           --         --         --       (451.1)      361.2
 Non-hedging derivatives.....          --           --         --         --           .2          --
                               ----------   ----------   ---------   -------   ----------   ---------
 Total.......................  $       --   $       --   $     --    $    --   $  1,351.4   $   359.4
                               ==========   ==========   =========   =======   ==========   =========


                                FOREIGN EXCHANGE
                                 RATE CONTRACTS
                               -------------------   CAPS AND
                               PURCHASED    SOLD      FLOORS
                               ---------   -------   ---------
                                        (IN MILLIONS)
2000
Notional amount, 1999........   $  99.2    $(422.1)  $ 2,701.5
New contracts................        --         --     2,550.6
Matured or expired
 contracts...................     (80.1)     350.7    (2,589.8)
Terminated contracts.........        --         --      (309.4)
In-substance maturities(1)...     (19.1)      19.1          --
                                -------    -------   ---------
Notional amount, 2000........   $    --    $ (52.3)  $ 2,352.9
                                =======    =======   =========
Fair value, 2000 (2).........   $    --    $   4.0   $    (2.6)
                                -------    -------   ---------
2001
Notional amount, 2000........        --    $ (52.3)  $ 2,352.9
New contracts................   $ 273.0     (447.5)    3,481.8
Matured or expired
 contracts...................        --       52.3    (1,997.8)
Terminated contracts.........        --         --      (847.0)
In-substance maturities(1)...    (273.0)     273.0          --
                                -------    -------   ---------
Notional amount, 2001........   $    --    $(174.5)  $ 2,989.9
                                -------    -------   ---------
Fair value, 2001(2):
 Fair value hedges...........        --         --          --
 Cash flow hedges............        --         --          --
 Non-hedging derivatives.....        --    $   2.8   $     (.2)
                                -------    -------   ---------
 Total.......................   $    --    $   2.8   $     (.2)
                                =======    =======   =========
2002
Notional amount, 2001........        --    $(174.5)  $ 2,989.9
New contracts................   $ 506.2     (506.0)    6,161.6
Matured or expired
 contracts...................       (.1)     (18.7)   (1,949.1)
Terminated contracts.........        --         --        (8.2)
In-substance maturities(1)...    (506.1)     506.1          --
                                -------    -------   ---------
Notional amount, 2002........   $    --    $(193.1)  $ 7,194.2
                                =======    =======   =========
Fair value, 2002(2):
 Fair value hedges...........        --         --          --
 Cash flow hedges............        --    $  (1.9)         --
 Non-hedging derivatives.....        --         --   $     5.5
                                -------    -------   ---------
 Total.......................   $    --    $  (1.9)  $     5.5
                                =======    =======   =========

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

     The table below reflects the balance sheet items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2002. The critical terms of the derivatives have been designed to match those of the related asset or liability.

                                                INTEREST RATE   CURRENCY    FOREIGN EXCHANGE
                                                    SWAPS         SWAPS      RATE CONTRACTS
                                                -------------   ---------   ----------------
                                                               (IN MILLIONS)
Investment securities.........................    $     9.8            --            --
Advances to foreign affiliates................           --            --        $193.1
Senior debt and senior subordinated debt......     42,672.5     $10,210.3            --
                                                  ---------     ---------        ------
Total items hedged using derivative financial
  instruments.................................    $42,682.3     $10,210.3        $193.1
                                                  =========     =========        ======

     The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2002:

                               2003        2004       2005       2006       2007       2008     THEREAFTER     TOTAL
                             ---------   --------   --------   --------   --------   --------   ----------   ---------
                                                    (ALL DOLLAR AMOUNTS ARE STATED IN MILLIONS)
PAY A FIXED RATE/RECEIVE A
  FLOATING RATE:
  Notional value...........  $11,132.2   $2,713.8   $  673.4   $1,262.2   $1,141.1   $2,324.0          --    $19,246.7
  Weighted-average receive
    rate...................       1.81%      2.20%      1.73%      1.52%      1.42%      1.42%         --         1.77%
  Weighted-average pay
    rate...................       4.35       4.27       4.04       3.59       4.22       4.13          --         4.25
PAY A FLOATING RATE/RECEIVE
  A FIXED RATE:
  Notional value...........         --   $    2.0   $1,544.8   $  408.8   $4,544.8   $3,625.8   $13,309.4    $23,435.6
  Weighted-average receive
    rate...................         --       6.57%      2.79%      2.95%      6.47%      5.62%       6.58%        6.09%
  Weighted-average pay
    rate...................         --       1.42       1.84       1.86       2.94       2.32        2.50         2.50
                             ---------   --------   --------   --------   --------   --------   ---------    ---------
Total notional value.......  $11,132.2   $2,715.8   $2,218.2   $1,671.0   $5,685.9   $5,949.8   $13,309.4    $42,682.3
                             =========   ========   ========   ========   ========   ========   =========    =========
TOTAL WEIGHTED-AVERAGE
  RATES ON SWAPS:
  Receive rate.............       1.81%      2.20%      2.47%      1.87%      5.45%      3.99%       6.58%        4.15%
  Pay rate.................       4.35       4.27       2.51       3.17       3.19       3.03        2.50         3.29
                             ---------   --------   --------   --------   --------   --------   ---------    ---------

     The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments to hedge the interest rate inherent in balance sheet assets and liabilities, which manages the volatility of net interest margin resulting from changes in interest rates on the underlying hedged items. Had we not utilized these instruments, owned net interest margin would have decreased by 40 basis points in 2002, increased by 17 basis points in 2001 and decreased by 7 basis points in 2000.

     Concentrations of Credit Risk. A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

     Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total owned or managed receivables at December 31, 2002 and 2001. We lend nationwide and our receivables are distributed as follows at December 31, 2002:

                                                        PERCENT OF TOTAL   PERCENT OF TOTAL
                                                         OWNED DOMESTIC    MANAGED DOMESTIC
STATE/REGION                                              RECEIVABLES        RECEIVABLES
------------                                            ----------------   ----------------
California............................................         15%                14%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD,
  WI).................................................         24                 24
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)............         18                 19
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)..........         14                 14
Southwest (AZ, AR, LA, NM, OK, TX)....................         10                 10
Northeast (CT, ME, MA, NH, NY, RI, VT)................         10                 10
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY).........          9                  9

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We have estimated the fair value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). Fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of FAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

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

     The following is a summary of the carrying value and estimated fair value of our financial instruments:

                                                     AT DECEMBER 31
                       ---------------------------------------------------------------------------
                                       2002                                   2001
                       ------------------------------------   ------------------------------------
                                    ESTIMATED                              ESTIMATED
                        CARRYING       FAIR                    CARRYING       FAIR
                         VALUE        VALUE      DIFFERENCE     VALUE        VALUE      DIFFERENCE
                       ----------   ----------   ----------   ----------   ----------   ----------
                                                      (IN MILLIONS)
ASSETS:
Cash.................  $    667.9   $    667.9          --    $    553.1   $    553.1          --
Investment
  securities.........     6,707.6      6,707.6          --       2,885.4      2,885.4          --
Receivables..........    74,828.4     77,176.9   $ 2,348.5      66,889.5     68,764.9   $ 1,875.4
Derivative financial
  assets.............     1,805.0      1,805.0          --           6.7          6.7          --
                       ----------   ----------   ---------    ----------   ----------   ---------
Total assets.........    84,008.9     86,357.4     2,348.5      70,334.7     72,210.1     1,875.4
                       ----------   ----------   ---------    ----------   ----------   ---------
LIABILITIES:
Advances from parent
  company and
  affiliates.........       (86.9)       (86.9)         --      (2,685.2)    (2,685.2)         --
Commercial paper,
  bank and other
  borrowings.........    (4,143.3)    (4,143.3)         --      (9,074.6)    (9,074.6)         --
Senior and senior
  subordinated
  debt...............   (70,275.6)   (71,952.4)   (1,676.8)    (51,174.8)   (52,609.2)   (1,434.4)
Insurance policy and
  claim reserves.....      (890.9)    (1,212.3)     (321.4)       (887.3)    (1,138.7)     (251.4)
Derivative financial
  liabilities........       (90.6)       (90.6)         --      (1,435.4)    (1,435.4)         --
                       ----------   ----------   ---------    ----------   ----------   ---------
Total liabilities....   (75,487.3)   (77,485.5)   (1,998.2)    (65,257.3)   (66,943.1)   (1,685.8)
                       ----------   ----------   ---------    ----------   ----------   ---------
Total................  $  8,521.6   $  8,871.9   $   350.3    $  5,077.4   $  5,267.0   $   189.6
                       ==========   ==========   =========    ==========   ==========   =========

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

     Receivables: The fair value of adjustable rate receivables generally approximates carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the rates that would achieve a similar return on assets with comparable risk characteristics. Receivables also includes our interest-only strip receivables. The interest-only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables.

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

     Insurance Policy and Claim Reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2002 and 2001. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

     Derivative Financial Assets and Liabilities: All derivative financial assets and liabilities, which exclude amounts received from or paid to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 10, "Derivative Financial Instruments and Concentrations of Credit Risk," for additional discussion of the nature of these items.

12.  LEASES

     We lease certain offices, buildings and equipment for periods of up to 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $116.8 million in 2002, $107.7 million in 2001 and $91.2 million in 2000.

     We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.

     Future net minimum lease commitments under noncancelable operating lease arrangements were:

                                                               AT DECEMBER 31, 2002
                                                           ----------------------------
                                                           MINIMUM    MINIMUM
                                                            RENTAL    SUBLEASE
                                                           PAYMENTS    INCOME     NET
                                                           --------   --------   ------
                                                                  (IN MILLIONS)
2003.....................................................   $146.3     $ 20.9    $125.4
2004.....................................................    109.1       21.5      87.6
2005.....................................................     92.1       21.8      70.3
2006.....................................................     82.5       21.8      60.7
2007.....................................................     65.3       21.8      43.5
Thereafter...............................................    205.1       54.5     150.6
                                                            ------     ------    ------
Net minimum lease commitments............................   $700.4     $162.3    $538.1
                                                            ======     ======    ======

13.  EMPLOYEE BENEFIT PLANS

     Defined Benefit Plans. Substantially all of our employees are covered by defined benefit pension plans which are sponsored by Household International. At December 31, 2002, plan assets included an investment in 1,112,546 shares of Household International's common stock with a fair value of $30.9 million.

     The fair value of Household International's pension plan assets exceeded the projected benefit obligations by $9.9 million at December 31, 2002 and $182.0 million at December 31, 2001. The assumptions used in determining the benefit obligation and pension income/expense of the domestic defined benefit plans at December 31 were as follows:

                                                              2002   2001   2000
                                                              ----   ----   -----
Discount rate...............................................  6.75%   7.5%   8.25%
Salary increase assumption..................................  4.0     4.0    4.0
Expected long-term rate of return on plan assets............  8.0    10.0   10.0

     Postretirement Plans Other Than Pensions. We participate in Household International's plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans are funded on a pay-as-you-go basis and cover substantially all employees who meet certain age and vested service requirements. Household International has instituted dollar limits on its payments under the plans to control the cost of future medical benefits.

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

     While no separate actuarial valuation has been made for our participation in Household International's plans for postretirement medical, dental and life benefits, our share of the liability and expense has been estimated. Household International's accumulated postretirement benefit obligation was $243.6 million at December 31, 2002 and $196.8 million at December 31, 2001. Our estimated share of Household International's accrued postretirement benefit obligation was $157.7 million at December 31, 2002 and $156.5 million at December 31, 2001. In addition, our estimated share of postretirement benefit expense recognized was $12.8 million in 2002, $14.5 million in 2001 and $14.6 million in 2000.

     Household International's accumulated postretirement benefit obligation and benefit expense were determined using the following assumptions:

                                                              2002   2001   2000
                                                              ----   ----   ----
Discount rate...............................................  6.75%  7.5%   8.25%
Salary increase assumption..................................  4.0    4.0    4.0

     A 14.0 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2003. This rate of increase is assumed to decline gradually to 5.6 percent in 2013.

     Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) Household International's service and interest costs and the postretirement benefit obligation as follows:

                                                              1 PERCENT   1 PERCENT
                                                              INCREASE    DECREASE
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Effect on total of service and interest cost components.....    $  .4       $ (.4)
Effect on postretirement benefit obligation.................     11.3        (9.9)

     Other Employee Benefit Plans. We also participate in various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under the Household International plan, each participant's contribution is matched by the company in Household International common stock up to a maximum of 6 percent of the participant's compensation. We incurred expenses relating to these plans of $55.0 million in 2002, $46.5 million in 2001 and $41.0 million in 2000.

     Our employees may participate in Household International's Employee Stock Purchase Plan (the "ESPP"). The ESPP provides a means for employees to purchase shares of Household International's common stock at 85 percent of the lesser of its market price at the beginning or end of a one year subscription period. As a result of the proposed merger of Household International with HSBC, the ESPP was terminated on March 7, 2003 and Household International stock was purchased on that date.

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

14.  INCOME TAXES

     Total income taxes were allocated as follows:

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2002     2001      2000
                                                            ------   -------   ------
                                                                  (IN MILLIONS)
Provision for income taxes related to operations..........  $850.0   $ 949.8   $773.1
Income taxes related to adjustments included in common
  shareholder's equity:
  Unrealized gains on investments and interest-only strip
     receivables, net.....................................    60.4      92.1     56.3
  Unrealized losses on cash flow hedging instruments......   (23.3)   (360.7)      --
  Foreign currency translation adjustments................    (1.8)     (2.2)     8.9
                                                            ------   -------   ------
Total.....................................................  $885.3   $ 679.0   $838.3
                                                            ======   =======   ======

     Provisions for income taxes related to operations were:

                                                              YEAR ENDED DECEMBER 31
                                                            --------------------------
                                                              2002      2001     2000
                                                            --------   ------   ------
                                                                  (IN MILLIONS)
CURRENT:
United States.............................................  $1,010.9   $927.2   $726.0
Foreign...................................................       2.9      2.9      5.9
                                                            --------   ------   ------
Total current.............................................   1,013.8    930.1    731.9
DEFERRED -- UNITED STATES.................................    (163.8)    19.7     41.2
                                                            --------   ------   ------
Total income taxes........................................  $  850.0   $949.8   $773.1
                                                            ========   ======   ======

     Income before income taxes were:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
United States..........................................  $2,479.2   $2,669.3   $2,165.9
Foreign................................................       7.3        8.4        3.3
                                                         --------   --------   --------
Total income before income taxes.......................  $2,486.5   $2,677.7   $2,169.2
                                                         ========   ========   ========

     All components of deferred income tax provision are attributable to income from operations.

     Effective tax rates are analyzed as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
Statutory federal income tax rate...........................  35.0%    35.0%    35.0%
Increase (decrease) in rate resulting from:
  State and local taxes, net of federal benefit.............   2.5      2.8      2.8
  Tax credits...............................................  (3.4)    (2.8)    (2.6)
  Other.....................................................    .1       .5       .4
                                                              ----     ----     ----
Effective tax rate..........................................  34.2%    35.5%    35.6%
                                                              ====     ====     ====

     Provision for U.S. income taxes had not been made at December 31, 2002 and 2001 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. If this amount was distributed, the additional income tax payable would be approximately $28.0 million.

     Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                AT DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
DEFERRED TAX LIABILITIES:
Receivables sold............................................  $1,016.4   $  842.9
Leveraged lease transactions, net...........................     416.1      393.9
Deferred loan origination costs.............................     223.8      183.3
Fee income..................................................     408.2      139.5
Other.......................................................     217.6      253.4
                                                              --------   --------
Total deferred tax liabilities..............................   2,282.1    1,813.0
                                                              --------   --------
DEFERRED TAX ASSETS:
Credit loss reserves........................................   1,607.9    1,178.9
Market value adjustments....................................     226.0      257.6
Settlement charge and related expenses......................     186.6         --
Other.......................................................     475.2      457.0
                                                              --------   --------
Total deferred tax assets...................................   2,495.7    1,893.5
                                                              --------   --------
Net deferred tax asset......................................  $  213.6   $   80.5
                                                              ========   ========

15.  TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

     In the normal course of business, we enter into transactions with related parties which, generally, are on terms comparable to those that would be made with unaffiliated parties. These transactions include funding arrangements, purchases and sales of receivables and servicing agreements. Related party transactions involving receivables enable effective management of credit risk, liquidity and interest rate risk; facilitate capital management; and optimize funding opportunities. All receivables purchased from affiliates retain their existing delinquency and product status.

     We periodically advance funds to Household International and affiliates or receive amounts in excess of current requirements. Advances (to) from the parent company and affiliates consisted of the following:

                                                                AT DECEMBER 31
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (IN MILLIONS)
Parent company and other subsidiaries.......................  $(159.2)  $  419.5
Household Bank, f.s.b. .....................................    (18.8)   2,630.8
Household Global Funding, Inc. .............................    264.9     (365.1)
                                                              -------   --------
Advances from parent company and affiliates.................  $  86.9   $2,685.2
                                                              =======   ========

     These advances bear interest at various market interest rates. Interest income (expense) on advances (to) from the parent company and affiliates was as follows:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2002     2001      2000
                                                           ------   -------   -------
                                                                 (IN MILLIONS)
Parent company and other subsidiaries....................  $ 11.6   $   5.5   $  19.5
Household Bank, f.s.b. ..................................   (25.4)   (171.4)   (252.6)
Household Global Funding, Inc. ..........................     1.4      17.3      28.4
                                                           ------   -------   -------
Net interest expense on advances (to) from parent company
  and affiliates.........................................  $(12.4)  $(148.6)  $(204.7)
                                                           ======   =======   =======

     Prior to July 1, 2002, our wholly owned bank subsidiary periodically bought and sold federal funds with Household Bank, f.s.b. (the "Thrift"). Sales to the Thrift were included in investment securities while purchases were included in commercial paper, bank and other borrowings. We had investments of $60.0 million at December 31, 2001. Net interest income on these sales totaled $.7 million in 2002, $17.4 million in 2001 and $37.9 million in 2000.

     Historically, we had purchased receivables, at fair market value, under various agreements with the Thrift. During the fourth quarter of 2002, in conjunction with their efforts to make the most efficient use of capital and in recognition that the continued operation of the Thrift was not in their long-term strategic interest, Household International completed the sale of substantially all of the assets and deposits of the Thrift. Our purchases from the Thrift were as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                2002          2001
                                                              ---------     ---------
                                                                   (IN MILLIONS)
Agency offices..............................................        --      $  600.3
Delinquent receivables......................................  $   68.8         709.4
Receivables purchased in conjunction with disposition of
  Thrift assets.............................................   1,065.5            --
Other receivable purchases..................................   1,966.4       2,535.9
                                                              --------      --------
Total.......................................................  $3,100.7      $3,845.6
                                                              ========      ========

     In December 2001, we purchased $600.3 million of real estate secured and personal non-credit card receivables, at fair market value, from the Thrift as a result of re-acquiring former bank agency offices which are now operated as consumer finance offices.

     Prior to March 1, 2002, we also purchased real estate secured and personal non-credit card receivables from the Thrift at various stages of contractual delinquency. Delinquent loan purchases totaled $68.8 million in 2002 and $709.4 million in 2001.

     We also had purchased non-delinquent real estate secured, auto and personal non-credit card receivables from the Thrift. These purchases totaled $2.0 billion in 2002 and $2.5 billion in 2001. A portion of the auto and personal non-credit card receivables were subsequently securitized.

     Under the terms of a former agreement between the Thrift and Household Tax Masters, Inc. ("Tax Masters"), a wholly owned subsidiary of HFC, the Thrift originated tax refund anticipation products for qualifying individuals who anticipated a tax refund. Tax Masters purchased the refund anticipation products from the Thrift within two days of originating the account. During 2002, we paid $42.2 million in fees on approximately 7.0 million refund anticipation accounts that were purchased from the Thrift. During 2001, we paid $38.5 million in fees on approximately 6.4 million accounts purchased.

     HFC and Household Credit Services, Inc., a wholly owned subsidiary of HFC, also had a market rate agreement with the Thrift for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable and payroll processing. Fees received for these services totaled $160.9 million in 2002, $68.1 million in 2001 and $46.1 million in 2000.

     Household International designated us, under a written contractual arrangement, as the issuer of new GM Card(R) accounts. In effect, Household International licensed to us the GM Card(R) account relationships and GM's obligation to administer its rebate program in an arrangement similar to an operating lease. License fees are paid monthly to Household International based on the number of GM Card(R) account relationships. License fee expense is included in other operating expenses and was $47.9 million in 2002, $52.2 million in 2001 and $65.7 million in 2000.

     We were allocated costs incurred on our behalf by Household International for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $42.2 million in 2002, $64.8 million in 2001 and $41.6 million in 2000.

     At December 31, 2002, we guaranteed $2.8 billion of our United Kingdom affiliate's debt and $1.4 billion of our Canadian affiliate's debt. We receive a fee for providing these guarantees.

     In December 2002, we established an escrow account with a third party of $17.0 million to provide funds for the payment of any commitment or contingent liabilities that might be paid subsequent to the final dissolution of the Thrift. After two years, upon written approval from the Office of Thrift Supervision, any remaining funds will be released to us. We have also guaranteed all obligations of the Thrift and its directors against liabilities for actions taken or initiated in the normal course of business.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

     Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

     At December 31, 2002, our mortgage services business had commitments with numerous correspondents to purchase up to $1.4 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to underlying market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

     See Note 12 for discussion of lease commitments.

17.  ATTORNEY GENERAL SETTLEMENT

     On October 11, 2002, Household International reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from its retail branch consumer lending operations. This agreement first became effective on December 16, 2002, with the filing of related consent decrees in 41 states and the District of Columbia. Consent decrees, or similar documentation, have now been filed in all 50 states and the District of Columbia. We recorded a pre-tax charge of $525.0 million ($333.2 million after-tax) which reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.

18.  SEGMENT REPORTING

     We have one reportable segment, Consumer, which is managed separately and characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Our consumer segment provides real estate secured, automobile secured and personal non-credit card loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, direct mail, telemarketing, independent merchants or automobile dealers. MasterCard and Visa credit cards are also offered via strategic affinity relationships. We also cross sell our credit cards to existing real estate secured, private label and Refund Anticipation Loan ("RAL") customers. All businesses offer products and service customers through the Internet. Additionally, we purchase loans of a similar nature from other lenders and an affiliate. The All Other caption includes our insurance and tax services, direct lending and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standards No. 131 for determining reportable segments.

     The accounting policies of our reportable segment are described in the summary of significant accounting policies. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets.

     We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue.

REPORTABLE SEGMENTS -- MANAGED BASIS

                                                                                      MANAGED
                                                                    ADJUSTMENTS/       BASIS                         OWNED BASIS
                                                                    RECONCILING     CONSOLIDATED   SECURITIZATION    CONSOLIDATED
                               CONSUMER    ALL OTHER     TOTALS        ITEMS           TOTALS       ADJUSTMENTS         TOTALS
                              ----------   ---------   ----------   ------------    ------------   --------------    ------------
                                                                         (IN MILLIONS)
FOR THE YEAR ENDED DECEMBER
 31, 2002
Net interest margin.........  $  8,533.4   $   159.6   $  8,693.0           --       $  8,693.0      $ (2,522.4)(6)   $ 6,170.6
Fee income..................     1,532.1         6.1      1,538.2           --          1,538.2          (669.4)(6)       868.8
Other revenues, excluding
 fee income.................     1,061.9       858.1      1,920.0    $  (181.5)(2)      1,738.5         1,353.0(6)      3,091.5
Intersegment revenues.......       179.3         2.2        181.5       (181.5)(2)           --              --              --
Provision for credit
 losses.....................     5,238.4        81.5      5,319.9        (17.4)(3)      5,302.5        (1,838.8)(6)     3,463.7
Depreciation and
 amortization...............        79.8       113.5        193.3           --            193.3              --           193.3
Income tax expense
 (benefit)..................       840.8        69.2        910.0        (60.0)(4)        850.0              --           850.0
Settlement charge and
 related expenses...........       525.0          --        525.0           --            525.0              --           525.0
Net income..................     1,380.1       360.6      1,740.7       (104.2)         1,636.5              --         1,636.5
Operating net income(1).....     1,713.3       360.6      2,073.9       (104.2)         1,969.7              --         1,969.7
Receivables.................    97,421.7     1,210.2     98,631.9           --         98,631.9       (23,422.2)(8)    75,209.7
Assets......................   103,563.2    16,424.8    119,988.0     (8,192.9)(5)    111,795.1       (23,422.2)(8)    88,372.9
Expenditures for long-lived
 assets(7)..................        31.1        95.7        126.8           --            126.8              --           126.8
                              ----------   ---------   ----------    ---------       ----------      ----------       ---------
FOR THE YEAR ENDED DECEMBER
 31, 2001
Net interest margin.........  $  7,088.4   $   102.2   $  7,190.6           --       $  7,190.6        (1,944.1)(6)   $ 5,246.5
Fee income..................     1,459.8         6.7      1,466.5           --          1,466.5          (638.8)(6)       827.7
Other revenues, excluding
 fee income.................       510.9       788.1      1,299.0    $  (230.3)(2)      1,068.7         1,519.8(6)      2,588.5
Intersegment revenues.......       228.6         1.7        230.3       (230.3)(2)           --              --              --
Provision for credit
 losses.....................     3,639.2        25.3      3,664.5          5.0(3)       3,669.5        (1,063.1)(6)     2,606.4
Depreciation and
 amortization...............       181.5       106.6        288.1           --            288.1              --           288.1
Income tax expense
 (benefit)..................       972.6        63.4      1,036.0        (86.2)(4)        949.8              --           949.8
Net income..................     1,533.8       343.2      1,877.0       (149.1)         1,727.9              --         1,727.9
Receivables.................    86,552.5       548.4     87,100.9           --         87,100.9       (19,759.3)(8)    67,341.6
Assets......................    90,109.1    12,512.7    102,621.8     (8,333.0)(5)     94,288.8       (19,759.3)(8)    74,529.5
Expenditures for long-lived
 assets(7)..................        20.0       115.7        135.7           --            135.7              --           135.7
                              ----------   ---------   ----------    ---------       ----------      ----------       ---------
FOR THE YEAR ENDED DECEMBER
 31, 2000
Net interest margin.........  $  5,887.0   $   (79.3)  $  5,807.7           --       $  5,807.7      $ (1,608.4)(6)   $ 4,199.3
Fee income..................     1,370.2         5.6      1,375.8           --          1,375.8          (627.0)(6)       748.8
Other revenues, excluding
 fee income.................       556.7       510.6      1,067.3    $  (229.9)(2)        837.4         1,151.7(6)      1,989.1
Intersegment revenues.......       224.6         5.3        229.9       (229.9)(2)           --              --              --
Provision for credit
 losses.....................     3,030.0       (22.3)     3,007.7          5.8(3)       3,013.5        (1,083.7)(6)     1,929.8
Depreciation and
 amortization...............       208.0        77.1        285.1           --            285.1              --           285.1
Income tax expense
 (benefit)..................       862.4        (3.0)       859.4        (86.3)(4)        773.1              --           773.1
Net income..................     1,362.7       182.8      1,545.5       (149.4)         1,396.1              --         1,396.1
Receivables.................    74,013.0       595.9     74,608.9           --         74,608.9       (18,923.3)(8)    55,685.6
Assets......................    77,402.3    12,884.6     90,286.9     (8,009.8)(5)     82,277.1       (18,923.3)(8)    63,353.8
Expenditures for long-lived
 assets(7)..................       310.5       100.1        410.6           --            410.6              --           410.6
                              ----------   ---------   ----------    ---------       ----------      ----------       ---------

---------------

(1) Net income excluding settlement charge and related expenses of $333.2 million (after-tax). This is a non-GAAP financial measure which is presented for comparison of our operating trends only.
(2) Eliminates intersegment revenues.
(3) Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(4) Tax benefit associated with items comprising adjustments/reconciling items.
(5) Eliminates investments in subsidiaries and intercompany borrowings.
(6) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7) Includes goodwill associated with purchase business combinations and capital expenditures.
(8) Represents receivables serviced with limited recourse.

MANAGED RECEIVABLES

     The following summarizes our managed receivables, which includes both our owned receivables and receivables serviced with limited recourse:

                                                                       AT DECEMBER 31
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                        (IN MILLIONS)
Real estate secured.........................................  $44,508.4   $38,060.2   $31,605.7
Auto finance................................................    7,446.7     6,358.8     4,355.7
MasterCard/Visa.............................................   16,872.7    16,009.5    15,142.4
Private label...............................................   12,942.3    11,997.9    10,318.7
Personal non-credit card....................................   16,404.6    14,232.0    12,678.3
Commercial and other........................................      457.2       442.5       508.1
                                                              ---------   ---------   ---------
Managed receivables.........................................  $98,631.9   $87,100.9   $74,608.9
                                                              =========   =========   =========

GEOGRAPHIC DATA

     Identifiable assets, long-lived assets, revenues and income before income taxes in our Canadian insurance operations are not material.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Household Finance Corporation:

     We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in common shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Household Finance Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Household Finance Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Chicago, Illinois
March 24, 2003

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   2002                                        2001
                                            THREE MONTHS ENDED                          THREE MONTHS ENDED
                                 -----------------------------------------   -----------------------------------------
                                   DEC.      SEPT.       JUNE      MARCH       DEC.      SEPT.       JUNE      MARCH
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                                     (IN MILLIONS)
Finance and other interest
  income.......................  $2,359.7   $2,399.7   $2,272.6   $2,183.0   $2,230.7   $2,141.0   $2,070.7   $2,076.6
Interest expense...............     758.1      792.9      767.4      726.0      748.9      809.6      826.2      887.8
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net interest margin............   1,601.6    1,606.8    1,505.2    1,457.0    1,481.8    1,331.4    1,244.5    1,188.8
Provision for credit losses on
  owned receivables............     955.5      901.0      773.1      834.1      734.6      649.2      594.9      627.7
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net interest margin after
  provision for credit
  losses.......................     646.1      705.8      732.1      622.9      747.2      682.2      649.6      561.1
                                 --------   --------   --------   --------   --------   --------   --------   --------
Securitization revenue.........     549.5      505.7      465.3      490.5      483.4      422.3      373.9      372.8
Insurance revenue..............     129.4      131.2      135.7      130.1      129.0      125.7      118.6      115.9
Investment income..............      40.1       43.5       41.6       41.9       42.2       38.7       34.2       38.3
Fee income.....................     261.4      244.0      177.4      186.0      217.9      222.6      189.4      197.8
Other income...................      44.5      125.7       58.3      158.5       39.7       62.1       64.0      127.7
                                 --------   --------   --------   --------   --------   --------   --------   --------
Total other revenues...........   1,024.9    1,050.1      878.3    1,007.0      912.2      871.4      780.1      852.5
                                 --------   --------   --------   --------   --------   --------   --------   --------
Salaries and fringe benefits...     369.5      373.0      379.2      369.3      356.5      334.2      327.8      312.5
Sales incentives...............      71.1       57.3       64.1       51.7       67.8       71.5       71.2       52.4
Occupancy and equipment
  expense......................      73.8       74.6       74.7       74.0       68.1       67.3       67.1       68.0
Other marketing expenses.......     113.1      126.0      123.9      128.0      117.2      120.6      109.4      120.0
Other servicing and
  administrative expenses......     216.7      196.6      155.5      200.6      144.5      152.6      146.4      178.0
Amortization of acquired
  intangibles and goodwill.....      12.7       12.7       12.6       19.8       38.9       39.0       39.0       40.5
Policyholders' benefits........      73.0       85.6       72.8       73.8       72.5       66.4       62.6       66.6
Settlement charge and related
  expenses.....................        --      525.0         --         --         --         --         --         --
                                 --------   --------   --------   --------   --------   --------   --------   --------
Total costs and expenses.......     929.9    1,450.8      882.8      917.2      865.5      851.6      823.5      838.0
                                 --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes.....     741.1      305.1      727.6      712.7      793.9      702.0      606.2      575.6
Income taxes...................     259.1       98.4      251.7      240.8      282.7      247.7      214.4      205.0
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net income.....................  $  482.0   $  206.7   $  475.9   $  471.9   $  511.2   $  454.3   $  391.8   $  370.6
                                 ========   ========   ========   ========   ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted.

ITEM 11.  EXECUTIVE COMPENSATION.

     Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

     Omitted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted.

ITEM 14.  CONTROLS AND PROCEDURES.

     We maintain a system of internal and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household Finance Corporation (including its consolidated subsidiaries) required to be included in this annual report on Form 10-K.

     There have been no significant changes in our internal and disclosure controls or in other factors which could significantly affect internal and disclosure controls subsequent to the date that we carried out our evaluation.

AUDIT REPORTS OF KPMG LLP

     KPMG LLP's reports on HFC's consolidated financial statements for the two most recent fiscal years ended December 31, 2001 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG LLP's satisfaction would have caused them to make reference to the subject matter in connection with their report on HFC's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

          The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 24, 2003 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

           HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES:
           Consolidated Statements of Income for the Three Years Ended December 31, 2002.
           Consolidated Balance Sheets, December 31, 2002 and 2001.
           Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002.
           Consolidated Statements of Changes in Common Shareholder's Equity for the Three Years Ended December 31, 2002.
           Notes to Consolidated Financial Statements.
           Independent Auditors' Report.
           Selected Quarterly Financial Data (Unaudited).

     (b) Reports on Form 8-K.

          For the three months ended December 31, 2002, HFC filed Current Reports on Form 8-K on October 15, October 30 and November 18, 2002. HFC also filed Current Reports on Form 8-K on January 21 and March 19, 2003.

     (c) Exhibits.


           3(i)   Restated Certificate of Incorporation of Household Finance
                  Corporation, as amended (incorporated by reference to
                  Exhibit 3(i) of our Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1997).
           3(ii)  Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
           4(a)   Standard Multiple-Series Indenture Provisions for Senior
                  Debt Securities dated as of June 1, 1992 (incorporated by
                  reference to Exhibit 4(b) of our Registration Statement on
                  Form S-3, No. 33-48854 filed on June 26, 1992).
           4(b)   Indenture dated as of December 1, 1993 for Senior Debt
                  Securities between HFC and The Chase Manhattan Bank
                  (National Association), as Trustee (incorporated by
                  reference to Exhibit 4(b) of our Registration Statement on
                  Form S-3, No. 33-55561 filed on September 20, 1994).
           4(c)   The principal amount of debt outstanding under each other
                  instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a
                  consolidated basis. We agree to furnish to the Securities
                  and Exchange Commission, upon request, a copy of each
                  instrument defining the rights of holders of our long-term debt.
          12      Statement of Computation of Ratio of Earnings to Fixed
                  Charges.
          23      Consent of KPMG LLP, Certified Public Accountants.
          24      Power of Attorney (included on page 90 of this Form 10-K).
          99.1    Ratings of Household Finance Corporation and its significant subsidiaries.
          99.2    Certification of Chief Executive Officer.
          99.3    Certification of Principal Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 25th day of March, 2003.

                                          HOUSEHOLD FINANCE CORPORATION

                                          By:     /s/ D. A. SCHOENHOLZ
                                            ------------------------------------
                                                      D. A. Schoenholz
                                            Chairman and Chief Executive Officer

     Each person whose signature appears below constitutes and appoints J.W. Blenke and P.D. Schwartz, and each or any of them (with full power to act alone), as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or their substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household Finance Corporation and in the capacities indicated on the 25th day of March, 2003.

          SIGNATURE                                  TITLE
          ---------                                  -----



      /s/ W. F. ALDINGER                            Director
------------------------------
       (W. F. Aldinger)




     /s/ D. A. SCHOENHOLZ                         Chairman and
------------------------------         Chief Executive Officer, Director
      (D. A. Schoenholz)




        /s/ J.A. VOZAR                              Director
------------------------------
         (J.A. Vozar)




      /s/ T.M. DETELICH                             Director
------------------------------
       (T.M. Detelich)




      /s/ S.L. MCDONALD                    Executive Vice President,
------------------------------      Chief Accounting Officer and Controller
       (S.L. McDonald)                  (as principal financial officer)

                                 CERTIFICATIONS

I, David A. Schoenholz, certify that:

     1. I have reviewed this annual report on Form 10-K of Household Finance Corporation;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                                 /s/ D. A. SCHOENHOLZ
                                          --------------------------------------
                                                   David A. Schoenholz
                                           Chairman and Chief Executive Officer

Date: March 25, 2003

                                 CERTIFICATIONS

I, Steven L. McDonald, certify that:

     1. I have reviewed this annual report on Form 10-K of Household Finance Corporation;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 25, 2003

                                 EXHIBIT INDEX


  3(i)   Restated Certificate of Incorporation of Household Finance
         Corporation, as amended (incorporated by reference to
         Exhibit 3(i) of our Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1997).
  3(ii)  Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
  4(a)   Standard Multiple-Series Indenture Provisions for Senior
         Debt Securities dated as of June 1, 1992 (incorporated by
         reference to Exhibit 4(b) of our Registration Statement on
         Form S-3, No. 33-48854 filed on June 26, 1992).
  4(b)   Indenture dated as of December 1, 1993 for Senior Debt
         Securities between HFC and The Chase Manhattan Bank
         (National Association), as Trustee (incorporated by
         reference to Exhibit 4(b) of our Registration Statement on
         Form S-3, No. 33-55561 filed on September 20, 1994).
  4(c)   The principal amount of debt outstanding under each other
         instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a
         consolidated basis. We agree to furnish to the Securities
         and Exchange Commission, upon request, a copy of each
         instrument defining the rights of holders of our long-term debt.
 12      Statement of Computation of Ratio of Earnings to Fixed
         Charges.
 23      Consent of KPMG LLP, Certified Public Accountants.
 24      Power of Attorney (included on page 90 of this Form 10-K).
 99.1    Ratings of Household Finance Corporation and its significant subsidiaries.
 99.2    Certification of Chief Executive Officer.
 99.3    Certification of Principal Financial Officer.