Form 10-Q
period 2003-03-31
HOUSEHOLD FINANCE CORP
filed 2003-05-15
CIK 48681

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[ ]

At April 30, 2003, there were 1,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I.         Financial Information

  Item 1.       Financial Statements

                Condensed Consolidated Statements of Income (Unaudited) .................................        2

                Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002.        3

                Condensed Consolidated Statements of Cash Flows (Unaudited) .............................        4

                Notes to Interim Condensed Consolidated Financial Statements (Unaudited) ................        5

  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations ...       13

  Item 4.       Controls and Procedures .................................................................       24

PART II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K ........................................................       25

  Signature .............................................................................................       25

Certification of Chief Executive Officer ................................................................       26

Certification of Principal Financial Officer ............................................................       27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 March 29        January 1       Three Months
                                                                 through          through           ended
(In millions)                                                 March 31, 2003   March 28, 2003   March 31, 2002
--------------------------------------------------------------------------------------------------------------
                                                               (Successor)     (Predecessor)    (Predecessor)
                                                                 (Note 2)         (Note 2)         (Note 2)
Finance and other interest income                             $         67.7   $      2,266.9   $      2,183.0
Interest expense                                                        14.1            784.6            726.0
--------------------------------------------------------------------------------------------------------------
     Net interest margin                                                53.6          1,482.3          1,457.0
Provision for credit losses on owned receivables                        31.5            920.7            834.1
--------------------------------------------------------------------------------------------------------------
Net interest margin after provision for credit losses                   22.1            561.6            622.9
--------------------------------------------------------------------------------------------------------------
Securitization revenue                                                   8.2            413.2            490.5
Insurance revenue                                                        4.0            118.8            130.1
Investment income                                                        1.2             75.8             41.9
Fee income                                                               8.1            270.6            186.0
Other income                                                             4.6            231.6            158.5
--------------------------------------------------------------------------------------------------------------
     Total other revenues                                               26.1          1,110.0          1,007.0
--------------------------------------------------------------------------------------------------------------
Salaries and fringe benefits                                            12.7            378.1            369.3
Sales incentives                                                         1.3             34.8             51.7
Occupancy and equipment expense                                          2.7             77.9             74.0
Other marketing expenses                                                 4.4            127.5            128.0
Other servicing and administrative expenses                              7.4            268.6            200.6
Amortization of acquired intangibles                                     1.8             12.3             19.8
Policyholders' benefits                                                  2.3             71.1             73.8
--------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                           32.6            970.3            917.2
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                              15.6            701.3            712.7
Income taxes                                                             5.5            240.6            240.8
--------------------------------------------------------------------------------------------------------------
Net income                                                    $         10.1   $        460.7   $        471.9
==============================================================================================================

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                          March 31,   December 31,
(In millions)                                                                                                  2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Unaudited)
                                                                                                        (Successor)   (Predecessor)
                                                                                                          (Note 2)       (Note 2)
ASSETS
Cash                                                                                                 $        430.8  $       667.9
Investment securities                                                                                       6,115.4        6,707.6
Receivables, net                                                                                           76,562.1       74,828.4
Advances to parent company and affiliates                                                                     540.4             --
Acquired intangibles, net                                                                                   1,820.2          386.4
Goodwill                                                                                                    2,454.7        1,117.7
Properties and equipment, net                                                                                 392.2          403.1
Real estate owned                                                                                             441.4          423.9
Derivative financial assets                                                                                 2,391.7        1,805.0
Other assets                                                                                                2,450.2        2,032.9
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         $     93,599.1  $    88,372.9
===================================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
     Advances from parent company and affiliates                                                     $           --  $        86.9
     Commercial paper, bank and other borrowings                                                            3,079.7        4,143.3
     Senior and senior subordinated debt (with original maturities over one year)                          73,640.8       70,275.6
-----------------------------------------------------------------------------------------------------------------------------------
Total debt                                                                                                 76,720.5       74,505.8
Insurance policy and claim reserves                                                                         1,195.5          890.9
Derivative related liabilities                                                                              1,407.6        1,087.5
Other liabilities                                                                                           2,239.7        1,847.2
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                          81,563.3       78,331.4
Common shareholder's equity:
     Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at
      March 31, 2003 and December 31, 2002, and additional paid-in capital                                 12,076.1        3,790.8
     Retained earnings                                                                                         10.1        6,642.4
     Accumulated other comprehensive income (loss)                                                            (50.4)        (391.7)
-----------------------------------------------------------------------------------------------------------------------------------
Total common shareholder's equity                                                                          12,035.8       10,041.5
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                           $     93,599.1  $    88,372.9
===================================================================================================================================

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             March 29         January 1      Three Months
                                                             through           through          ended
(In millions)                                             March 31, 2003   March 28, 2003   March 31, 2002
----------------------------------------------------------------------------------------------------------
                                                           (Successor)      (Predecessor)    (Predecessor)
                                                            (Note 2)          (Note 2)         (Note 2)
CASH PROVIDED BY OPERATIONS

Net income                                                $        10.1    $       460.7    $       471.9
Adjustments to reconcile net income to cash
     provided by operations:
     Provision for credit losses on owned receivables              31.5            920.7            834.1
     Insurance policy and claim reserves                            2.3             65.3             24.4
     Depreciation and amortization                                  2.0             46.1             56.2
     Interest-only strip receivables, net change                    5.1             32.4            (34.3)
     Other, net                                                   (94.1)            46.6           (538.6)
----------------------------------------------------------------------------------------------------------
Cash (used in) provided by operations                             (43.1)         1,571.8          1,890.9
----------------------------------------------------------------------------------------------------------
INVESTMENTS IN OPERATIONS
Investment securities:
     Purchased                                                       --           (981.4)          (345.4)
     Matured                                                         --            534.5             88.2
     Sold                                                            --            768.4            190.3
Short-term investment securities, net change                      457.8           (203.2)        (1,165.8)
Receivables:
     Originations, net                                           (297.6)        (7,758.2)        (9,166.5)
     Purchases and related premiums                              (116.8)          (129.0)        (1,099.1)
     Initial and fill-up securitizations                         (154.2)         7,234.4          8,595.6
     Whole loan sales                                                --               --            882.3
Properties and equipment purchased                                   --            (16.0)           (48.1)
Properties and equipment sold                                        --              0.1               --
Advances to parent company and affiliates                            --           (627.3)        (1,170.6)
----------------------------------------------------------------------------------------------------------
Cash decrease from investments in operations                     (110.8)        (1,177.7)        (3,239.1)
----------------------------------------------------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS
Short-term debt net change                                        243.2         (1,306.8)        (3,370.0)
Senior and senior subordinated debt issued                           --          4,232.8          7,190.0
Senior and senior subordinated debt retired                       (53.6)        (3,566.1)        (2,727.9)
Policyholders' benefits paid                                       (0.7)           (26.8)           (26.6)
Cash received from policyholders                                    0.6              0.1               --
----------------------------------------------------------------------------------------------------------
Cash increase (decrease)from financing and capital
  transactions                                                    189.5           (666.8)         1,065.5
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                        35.6           (272.7)          (282.7)
Cash at beginning of period                                       395.2            667.9            553.1
----------------------------------------------------------------------------------------------------------
Cash at end of period                                     $       430.8    $       395.2    $       270.4
==========================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                             $        70.8    $       754.9    $       650.0
Income taxes paid (refunded)                                         --            147.7            (14.7)
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NON-CASH FINANCING AND CAPITAL ACTIVITIES
Push-down of purchase price by Parent (Note 2)            $          --    $    12,076.1    $          --

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation ("HFC"), a wholly owned subsidiary of Household International, Inc., ("Household International" or the "Parent Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. HFC and its subsidiaries may also be referred to in this Form 10-Q as "we," "us" or "our." These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The chief executive officer and principal financial officer of HFC have certified that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of HFC. These certifications are included as Exhibits 99.2 and 99.3 to this Form 10-Q. The chief executive officer and principal financial officer of HFC have also provided certifications as to the effectiveness of our disclosure controls and procedures which are included on pages 26 and 27.

2.   ACQUISITION OF HOUSEHOLD INTERNATIONAL

On March 28, 2003, HSBC Holdings plc ("HSBC") completed its acquisition of Household International by way of merger with H2 Acquisition Corporation ("H2"), a wholly owned subsidiary of HSBC, acquiring 100% of the voting equity interest of Household International in a purchase business combination. Subsequent to the merger, H2 was renamed "Household International, Inc." HSBC believes that the merger offers significant opportunities to extend its business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base.

In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been "pushed-down" and recorded in our financial statements for the period subsequent to March 28, 2003. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the "successor" period beginning March 29, 2003. Information for all "predecessor" periods prior to the merger are presented using our historical basis of accounting. Results for the eighty-seven day period ended March 28, 2003 and the three-day period ended March 31, 2003 should not be considered indicative of the results for any future quarters or the year ending December 31, 2003.

The purchase price paid by HSBC for Household International plus related purchase accounting adjustments was valued at approximately $14.7 billion. Of this amount, approximately $12.1 billion has been assigned to HFC and is presented as "Additional paid-in capital" in the accompanying condensed consolidated balance sheet.

As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. These fair value adjustments resulted in approximately $2.5 billion of goodwill and $1.8 billion of acquired intangibles being recorded (representing $1.3 billion of incremental goodwill and $1.4 billion of incremental acquired intangibles). Additionally, fair value adjustments of approximately $1.6 billion were made to increase assets and approximately $3.0 billion to increase liabilities to fair value.

Due to the recent timing of the acquisition, these fair value adjustments represent preliminary estimates and are subject to further adjustment as additional information, appraisals, or other valuation data are obtained. Goodwill has not yet been allocated to our operating units. None of the goodwill is expected to be deductible for tax purposes.

Approximately $1.8 billion of acquired intangibles were recorded as part of the allocation of the purchase price. Total acquired intangibles resulting from the merger were comprised of the following:

(In millions)
---------------------------------------------------------------
Trademarks, customer lists, and technology           $    200.0
Retail services merchant relationships                    235.2
Purchased credit card relationships                     1,386.8
---------------------------------------------------------------
Total acquired intangibles                           $  1,822.0
===============================================================

The trademarks are not subject to amortization. The remaining acquired intangibles are being amortized on a straight-line basis over their estimated useful lives. These useful lives range from 5 years for technology, customer lists and the retail services merchant relationships to approximately 9 years for certain credit card relationships.

3.   INVESTMENT SECURITIES

Investment securities consisted of the following available-for-sale investments:

                                                                            March 31,                   December 31,
                                                                                 2003                           2002
--------------------------------------------------------------------------------------------------------------------
                                                            Amortized            Fair       Amortized           Fair
(In millions)                                                    Cost           Value            Cost          Value
--------------------------------------------------------------------------------------------------------------------
Corporate debt securities                               $     2,090.2   $     2,081.9  $      2,030.4  $     2,107.6
Money market funds                                              757.0           757.0         1,610.5        1,610.5
Certificates of deposit                                          12.5            12.5             9.9            9.9
U.S. government and federal agency debt securities            2,122.0         2,120.7         1,804.4        1,820.8
Marketable equity securities                                     18.7            19.1            28.6           19.8
Non-government mortgage backed securities                       641.3           641.3           655.6          664.0
Other                                                           439.7           438.9           412.1          424.7
--------------------------------------------------------------------------------------------------------------------
Subtotal                                                      6,081.4         6,071.4         6,551.5        6,657.3
Accrued investment income                                        44.0            44.0            50.3           50.3
--------------------------------------------------------------------------------------------------------------------
Total available-for-sale investments                    $     6,125.4   $     6,115.4  $      6,601.8  $     6,707.6
====================================================================================================================

4.     RECEIVABLES

Receivables consisted of the following:


                                                            March 31,  December 31,
(In millions)                                                    2003          2002
-----------------------------------------------------------------------------------
Real estate secured                                      $   45,424.8   $  44,052.1
Auto finance                                                  2,161.3       2,028.1
MasterCard(1)/Visa(1)                                         6,856.5       7,600.2
Private label                                                 9,191.2       9,365.2
Personal non-credit card                                     11,481.3      11,706.9
Commercial and other                                            451.5         457.2
-----------------------------------------------------------------------------------
Total owned receivables                                      75,566.6      75,209.7
Purchase accounting fair value adjustments                    1,706.5            --
Accrued finance charges                                       1,407.1       1,446.7
Credit loss reserve for owned receivables                    (3,296.6)     (3,156.9)
Unearned credit insurance premiums and claims reserves         (676.7)       (632.7)
Interest-only strip receivables                               1,038.5       1,083.3
Amounts due and deferred from receivable sales                  816.7         878.3
-----------------------------------------------------------------------------------
Total owned receivables, net                                 76,562.1      74,828.4
Receivables serviced with limited recourse                   22,948.9      23,422.2
-----------------------------------------------------------------------------------
Total managed receivables, net                           $   99,511.0   $  98,250.6
===================================================================================

(1) MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent preliminary adjustments which have been "pushed down" to record our receivables at fair value at the acquisition date and are subject to change.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,648.8 million at March 31, 2003 and $1,638.3 million at December 31, 2002. Interest-only strip receivables also included fair value mark-to-market adjustments of $0 at March 31, 2003 and an increase of $356.8 million at December 31, 2002.

Receivables serviced with limited recourse consisted of the following:

                              March 31,   December 31,
(In millions)                      2003           2002
------------------------------------------------------
Real estate secured         $     339.1   $      456.3
Auto finance                    5,226.8        5,418.6
MasterCard/Visa                 9,263.0        9,272.5
Private label                   3,577.1        3,577.1
Personal non-credit card        4,542.9        4,697.7
------------------------------------------------------
Total                       $  22,948.9   $   23,422.2
======================================================

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

                               March 31,  December 31,
(In millions)                       2003          2002
------------------------------------------------------
Real estate secured         $   45,763.9   $  44,508.4
Auto finance                     7,388.1       7,446.7
MasterCard/Visa                 16,119.5      16,872.7
Private label                   12,768.3      12,942.3
Personal non-credit card        16,024.2      16,404.6
Commercial and other               451.5         457.2
------------------------------------------------------
Total                       $   98,515.5   $  98,631.9
======================================================

5.   CREDIT LOSS RESERVES

An analysis of credit loss reserves for the three months ended March 31 was as follows:

                                                                  March 31,     March 31,
(In millions)                                                          2003          2002
-----------------------------------------------------------------------------------------
Owned receivables:
     Credit loss reserves at beginning of period               $    3,156.9   $   2,440.6
     Provision for credit losses                                      952.2         834.1
     Charge-offs                                                     (878.4)       (720.1)
     Recoveries                                                        52.4          51.5
     Other, net                                                        13.5          24.5
-----------------------------------------------------------------------------------------
     Credit loss reserves for owned receivables at March 31         3,296.6       2,630.6
-----------------------------------------------------------------------------------------
Receivables serviced with limited recourse:
     Credit loss reserves at beginning of period                    1,638.3       1,062.1
     Provision for credit losses                                      379.8         428.4
     Charge-offs                                                     (398.1)       (323.8)
     Recoveries                                                        18.8          20.8
     Other, net                                                        10.0           9.4
-----------------------------------------------------------------------------------------
     Credit loss reserves for receivables serviced with
     limited recourse at March 31                                   1,648.8       1,196.9
-----------------------------------------------------------------------------------------
Total credit loss reserves for managed receivables at March 31 $    4,945.4   $   3,827.5
=========================================================================================

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral. In addition, we provide loss reserves on consumer receivables to reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels of charge-offs and delinquencies.

HSBC intends, subject to receipt of regulatory and other approvals, to hold our private label credit card receivables within HSBC's U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged-off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged-off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC's plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of March 31, 2003 we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for movement of private label card receivables to HSBC's U.S. banking subsidiary has not been finalized and regulatory approval requests have not yet been initiated. We currently estimate that such fair value adjustment, to the extent we proceed with this business plan, would be an increase to owned loss reserves for these private label credit card receivables to reflect the expected impact of the implementation of the regulatory guidelines. We and HSBC are evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary.

6.   ACQUIRED INTANGIBLES

Acquired intangibles consisted of the following:

(In millions)                                            Accumulated      Carrying
March 31, 2003                                  Gross   Amortization         Value
----------------------------------------------------------------------------------
Trademarks, customer lists and technology   $    200.0            .2    $    199.8
Retail services merchant relationships           235.2   $        .4         234.8
Purchased credit card relationships            1,386.8           1.2       1,385.6
----------------------------------------------------------------------------------
Acquired intangibles                        $  1,822.0   $       1.8    $  1,820.2
==================================================================================

(In millions)                                            Accumulated      Carrying
December 31, 2002                            Gross      Amortization         Value
----------------------------------------------------------------------------------
Purchased credit card relationships         $  1,027.3   $     659.5    $    367.8
Other intangibles                                 26.5           7.9          18.6
----------------------------------------------------------------------------------
Acquired intangibles                        $  1,053.8   $     667.4    $    386.4
==================================================================================

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

-------------------------------------------------------------------
(In millions)
Year Ending December 31,
-------------------------------------------------------------------
2003                                                    $     178.8
2004                                                          235.8
2005                                                          235.8
2006                                                          235.8
2007                                                          235.8
-------------------------------------------------------------------

7.   INCOME TAXES

Our effective tax rate was 35.4 percent for the three-day period ended March 31, 2003 (successor), 34.3 percent for the eighty-seven day period ended March 28, 2003 (predecessor), and 33.8 percent for the first three months of 2002 (predecessor). The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.   TRANSACTIONS WITH PARENT COMPANY AND AFFILIATES

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our parent company's current requirements. Net advances to (from) parent company and affiliates were $540.4 million at March 31, 2003 compared to ($86.9) million at December 31, 2002. Net interest income(expense)on affiliated balances was $.1 million for the three-day period ended March 31, 2003 (successor), ($2.3) million for the eighty-seven day period ended March 28, 2003 (predecessor), and $12.4 million for the quarter ended March 31, 2002.

9.   COMPREHENSIVE INCOME

Comprehensive income (loss) was ($40.3) million for the three-day period ended March 31, 2003 (successor) and $642.0 million for the eighty-seven day period ended March 28, 2003 (predecessor). Comprehensive income was $797.6 million for the quarter ended March 31, 2002 (predecessor).

The components of accumulated other comprehensive income (loss) were as follows:


                                                                          March 31,  December 31,
(In millions)                                                                  2003          2002
------------------------------------------------------------------------------------------------
Unrealized losses on cash flow hedging instruments                    $      (43.8)  $    (685.0)
Unrealized (losses) gains on investments and
 interest-only strip receivables                                              (6.6)        292.9
Foreign currency translation adjustments                                        --            .4
------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                         $      (50.4)  $    (391.7)
================================================================================================

10.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003 and is effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. The adoption of Interpretation No. 46 is currently not expected to have a material impact to our financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board issued Statement Number 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement Number 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidelines are to be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect SFAS No. 149 will have a material impact to our financial position or results of operations.

11.  SEGMENT REPORTING

We have one reportable segment, Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2002.

We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenues. Income statement information included in the table for the three months ended March 31, 2003 combines January 1 through March 28, 2003 (the "predecessor period") and March 29 to March 31, 2003 (the "successor period") in order to present "combined" financial results for the three month period. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the "All Other" caption within our segment disclosure.

REPORTABLE SEGMENTS - MANAGED BASIS

                                                                                                Managed                        Owned
                                                                             Adjustments/         Basis      Securiti-         Basis
                                                              All             Reconciling  Consolidated         zation  Consolidated
(In Millions)                               Consumer        Other      Totals       Items        Totals    Adjustments        Totals
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
March 31, 2003
Net interest margin                      $   2,234.8   $   (15.0)  $  2,219.8         --     $  2,219.8  $   (683.9)(4)  $  1,535.9
Fee income                                     432.2         1.1        433.3         --          433.3      (154.6)(4)       278.7
Other revenues, excluding fee income            66.3       368.8        435.1      (36.4)(1)      398.7       458.7 (4)       857.4
Intersegment revenues                           34.5         1.9         36.4      (36.4)(1)         --          --              --
Provision for credit losses                  1,331.0        (0.3)     1,330.7        1.3 (2)    1,332.0      (379.8)(4)       952.2
Net income                                     349.1       146.0        495.1      (24.3)         470.8          --           470.8
Receivables                                 97,576.3       939.2     98,515.5         --       98,515.5   (22,948.9)(5)    75,566.6
Assets                                     103,074.4    21,723.4    124,797.8   (8,249.8)(3)  116,548.0   (22,948.9)(5)    93,599.1
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
March 31, 2002
Net interest margin                      $   2,007.9   $    63.4   $  2,071.3         --     $  2,071.3  $   (614.3)(4)  $  1,457.0
Fee income                                     338.8         2.6        341.4         --          341.4      (155.4)(4)       186.0
Other revenues, excluding fee income           247.2       205.1        452.3      (46.4)(1)      405.9       415.1 (4)       821.0
Intersegment revenues                           45.7          .7         46.4      (46.4)(1)         --          --              --
Provision for credit losses                  1,258.1        27.9      1,286.0      (23.5)(2)    1,262.5      (428.4)(4)       834.1
Net income                                     354.2       132.2        486.4      (14.5)         471.9          --           471.9
Receivables                                 87,406.3       606.7     88,013.0         --       88,013.0   (20,501.3)(5)    67,511.7
Assets                                      90,236.4    14,160.9    104,397.3   (8,378.0)(3)   96,019.3   (20,501.3)(5)    75,518.0
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Eliminates intersegment revenues.
(2) Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(3)  Eliminates investments in subsidiaries and intercompany borrowings.
(4) Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(5)  Represents receivables serviced with limited recourse.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS

                                                                 Combined Three        Three Months
                                                                   Months Ended               Ended
                                                                      March 31,           March 31,
(Dollar amounts are in millions)                                          2003                 2002
---------------------------------------------------------------------------------------------------
Net income                                                         $    470.8        $        471.9
Net interest margin                                                   1,535.9               1,457.0
Provision for credit losses on owned receivables                        952.2                 834.1
OWNED BASIS RATIOS:
 Return on average owned assets                                          2.08%                 2.48%
 Return on average common shareholder's equity                           18.1                  20.9
 Net interest margin                                                     7.55                  8.44
 Consumer net charge-off ratio, annualized                               4.39                  3.98
 Reserves as a percentage of net charge-offs                             99.8                  98.4
 Efficiency ratio (1)                                                    35.8                  35.3
MANAGED BASIS RATIOS: (2)
 Return on average managed assets                                        1.66%                 1.96%
 Net interest margin                                                     8.53                  9.28
 Consumer net charge-off ratio, annualized                               4.92                  4.45
 Reserves as a percentage of net charge-offs                            102.6                  98.5
 Efficiency ratio (1)                                                    31.2                  29.9
---------------------------------------------------------------------------------------------------

                                                                      March 31,        December 31,
(Dollar amounts are in millions)                                           2003                2002
---------------------------------------------------------------------------------------------------
OWNED BASIS:
 Total assets                                                      $ 93,599.1        $     88,372.9
 Receivables                                                         75,566.6              75,209.7
 Two-month-and-over contractual delinquency ratio                        5.58%                 5.38%
 Reserves as a percentage of receivables                                 4.36                  4.20
 Reserves as a percentage of nonperforming loans                         95.4                  97.6
MANAGED BASIS:  (2)
 Total assets                                                      $116,548.0        $    111,795.1
 Receivables                                                         98,515.5              98,631.9
 Common equity to managed assets                                        10.33%                 8.98%
 Tangible shareholder's equity to tangible managed assets (3)            7.57                  8.70
 Two-month-and-over contractual delinquency ratio                        5.42                  5.29
 Reserves as a percentage of receivables                                 5.02                  4.86
 Reserves as a percentage of nonperforming loans                        112.9                 114.7

(1) Ratio of total costs and expenses less policyholders' benefits to net interest margin and other revenues less policyholders' benefits.

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

(3) Tangible shareholder's equity to tangible managed assets ("TETMA") is a non-GAAP financial ratio that, when calculated for Household International, is used by certain rating agencies as a measure to evaluate its capital adequacy. This ratio may differ from similarly named measures presented by other companies. Because it includes obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA. Excluding the impact of "push-down" accounting on our assets and common shareholder's equity, TETMA would have been 9.15%. Common equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, is also presented in our financial highlights.

BASIS OF REPORTING

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). Management's discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "would" and "could". Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2002 Form 10-K. In addition, as an indirect subsidiary of HSBC, we may be affected by decisions made by HSBC or the perception investors, regulators, or rating agencies have of HSBC. Such decisions and perceptions may also affect our forward-looking statements.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 11 "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

Management's discussion and analysis is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

ACQUISITION OF HOUSEHOLD INTERNATIONAL

On March 28, 2003, HSBC Holdings plc ("HSBC") completed its acquisition of Household International by way of merger with H2 Acquisition Corporation ("H2"), a wholly-owned subsidiary of HSBC, acquiring 100% of the voting equity interest of Household International in a purchase business combination (see Note 2). Subsequent to the merger, H2 was renamed "Household International, Inc." In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been "pushed-down" and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the "successor" period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair value. Due to the recent timing of the acquisition, these fair value adjustments represent preliminary estimates and are subject to further adjustment as additional information, appraisals, or other valuation data are obtained. Information for all "predecessor" periods prior to the merger is presented on the historical basis of accounting.

To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the "predecessor period" (January 1 to March 28, 2003) with the "successor period" (March 29 to March 31, 2003) to present "combined" quarterly results for the three months ended March 31, 2003.

Our operating results for the quarter ended March 31, 2003 do not reflect or assume any changes to our business as a result of the merger. Though we are still in the early stages of evaluating the impact that the merger will have on our operations, the following items have been identified as near term priorities:

     . Funding benefits - we currently anticipate using HSBC's available funding to partially fund our operations. This will reduce our reliance on the debt markets. In addition, we anticipate lower funding costs because we are now an indirect a subsidiary of HSBC.

     .    Technology integration.

     . Exporting and using our consumer credit business models and "best practices" into HSBC's operations.

     . Expanded business opportunities including broader consumer product offerings and leveraging our existing business to business with HSBC's capabilities.

     .    Global processing opportunities.

It is too early to quantify the financial impact, if any, these business modifications may have with respect to HFC.

OPERATIONS SUMMARY

Our net income was $470.8 million in the first quarter of 2003 compared with $471.9 million in the first quarter of 2002. Higher net interest margin and fee income due to higher levels of average receivables were more than offset by lower securitization income due to lower securitization activity in the current quarter, higher credit loss provision due to higher charge-offs and higher operating expenses to support receivables growth including increased legal and compliance costs.

SEGMENT RESULTS - MANAGED BASIS

Our Consumer segment reported net income of $349.1 million in the current quarter compared to $354.2 million in the year-ago quarter. Increases in net interest margin and fee income due to higher receivable levels were more than offset by significantly lower other revenues as a result of a decline in receivables securitized during the first quarter of 2003 and the impact of higher securitization levels in 2002 as a result of our liquidity management plans. Net income was also negatively impacted by higher credit loss provision due to higher charge-offs and higher operating expenses. Credit loss provision rose $72.9 million to $1,331.0 million as a result of increased levels of receivables and higher charge-offs. In the first quarter of 2003, we increased managed loss reserves by recording loss provision greater than charge-offs of $127.9 million compared with $289.0 million in the first quarter of 2002. Higher operating expenses were the result of additional operating costs to support the increased receivable levels and higher compliance costs. Managed receivables grew to $97.6 billion at March 31, 2003, compared to $97.4 billion at December 31, 2002 and $87.4 billion at March 31, 2002. The managed receivable growth related primarily to our real estate secured receivables. Consumer Lending branch growth, however, has been well below expectations in the first quarter of 2003 due to weak sales momentum following our intentional fourth quarter slowdown and higher run-off. Return on average managed assets ("ROMA") was 1.35 percent in the first quarter of 2003, compared to 1.57 percent in the year-ago quarter. The decline in the ratio reflects lower securitization revenue and higher operating expenses.

BALANCE SHEET REVIEW

                                                              Increase(decrease)from
                                               ------------------------------------------------------
                                                     December 31, 2002           March 31, 2002
                                               --------------------------  --------------------------
(All Dollar Amounts are Stated     March 31,
In Millions)                         2003            $               %            $              %
-----------------------------------------------------------------------------------------------------
Real estate secured              $   45,424.8  $    1,372.7       3.1%     $    6,185.6          15.8%

Auto finance                          2,161.3         133.2       6.6            (449.1)        (17.2)

MasterCard/(1)//Visa/(1)/             6,856.5        (743.7)     (9.8)          1,019.8           17.5

Private label                         9,191.2        (174.0)     (1.9)            182.7           2.0

Personal non-credit card/(2)/        11,481.3        (225.6)     (1.9)          1,143.3          11.1

Commercial and other                    451.5          (5.7)     (1.2)            (27.4)         (5.7)
-----------------------------------------------------------------------------------------------------
Total owned receivables          $   75,566.6  $      356.9       0.5%     $    8,054.9          11.9%
=====================================================================================================

/(1)/ MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

/(2)/  Personal non-credit card receivables are comprised of the following:

                                      March 31,     December 31,     March 31,
  (In Millions)                         2003            2002           2002
  ----------------------------------------------------------------------------
  Domestic personal unsecured     $       6,529.5  $      6,468.0  $   6,104.5
  Union Plus personal unsecured             977.6         1,095.4        178.5
  Personal homeowner loans                3,974.2         4,143.5      4,055.0
  ----------------------------------------------------------------------------
  Total personal non-credit
  card                            $      11,481.3  $     11,706.9  $  10,338.0
  ============================================================================

Owned receivables of $75.6 billion at March 31, 2003 increased $8.1 billion from a year ago. Growth in dollars of receivables was strongest in our real estate secured portfolio, which increased 16 percent over the year-ago period, despite whole loan sales of $1.8 billion in the second half of 2002. Auto finance receivables decreased $449.1 million to $2.2 billion at March 31, 2003. A strong market driven by a favorable interest rate environment contributed to higher auto finance originations, however, these originations were more than offset by increased securitization activity in 2002. MasterCard and Visa receivables increased $1.0 billion to $6.9 billion at March 31, 2003 despite increased securitization activity in 2002. MasterCard and Visa growth was strongest in our domestic subprime and direct mail portfolios. Private label receivables increased $182.7 million to $9.2 billion as organic growth by existing merchants, strong sales growth by several of our larger merchants and a $.5 billion portfolio acquisition were largely offset by increased securitization activity in 2002. Growth in our branches contributed to the growth in personal non-credit card receivables, but was partially offset through increased securitization activity in 2002.

Compared to December 31, 2002, growth in our real estate secured portfolio due to higher secondary market mortgage originations and in our auto finance portfolio due to lower securitization levels were partially offset by seasonal run-off in our MasterCard and Visa and private label credit card portfolios.

Owned consumer two-months-and-over contractual delinquency as a percent of owned consumer receivables was 5.58 percent at March 31, 2003, compared with 5.38 percent at December 31, 2002 and 4.96 percent at March 31, 2002. The annualized consumer owned charge-off ratio in the first quarter of 2003 was 4.39 percent, compared with 4.15 percent in the prior quarter and 3.98 percent in the year-ago quarter. See "Credit Loss Reserves" and "Credit Quality" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

The merger with HSBC has improved our access to the capital markets and decreased our funding costs. Following completion of the merger with HSBC, Standard & Poor's upgraded our long-term debt rating to "A" and our short-term debt rating to "A-1"; Moody's Investors Service placed our long-term debt ratings on review for possible upgrade and Fitch Ratings confirmed our debt ratings and removed us from "Ratings Watch Evolving."

Significant liquidity and capital transactions during the first quarter of 2003, included the following:

     . We reduced our outstanding commercial paper balance. Outstanding commercial paper at March 31, 2003 was $3.1 billion, a $1.1 billion reduction from December 31, 2002.

     . We reduced our investment security liquidity portfolio from $3.9 billion at December 31, 2002, including $2.2 billion which was dedicated to our credit card bank, to $3.4 billion at March 31, 2003, of which $1.9 billion was dedicated to our credit card bank. As the maintenance of this portfolio adversely impacts our net interest margin and net income due to the lower return generated by these assets, we plan to reduce the non-bank portion of this portfolio given the increased available liquidity arising from HSBC affiliates and clients. Our insurance subsidiaries held $2.7 billion of investment securities at March 31, 2003 and December 31, 2002.

     . We issued $350.0 million of domestic medium-term notes, $1.6 billion in foreign currency-denominated bonds and $2.05 billion of global debt.

     . We issued $271.2 million of InterNotes(SM)(retail-oriented medium-term notes).

     . In the first quarter of 2002, we accelerated securitizations which were planned for later in 2002. As a result, initial securitizations in the first quarter of 2003 were lower than prior year levels. The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

                                                           Three Months Ended
                                                                    March 31,
     (In millions)                                           2003       2002
     ------------------------------------------------------------------------
     MasterCard/Visa                                   $    320.0  $    600.0
     Auto finance                                           410.8       425.0
     Private label                                             --       500.0
     Personal non-credit card                               510.0       902.7
     ------------------------------------------------------------------------
     Total                                             $  1,240.8  $  2,427.7
     ========================================================================

Our ratio of tangible shareholders' equity to tangible managed assets ("TETMA") was 7.57 percent at March 31, 2003 compared to 8.70 percent at December 31, 2002. This ratio represents a non-GAAP financial ratio, that when calculated for Household International, is used by certain rating agencies to evaluate its capital adequacy and may differ from similarly named measures presented by other companies. This ratio was negatively impacted by the preliminary purchase accounting adjustments which were "pushed down" to HFC which increased goodwill by approximately $1.3 billion and increased acquired intangibles by approximately $1.4 billion, while increasing common equity by approximately $1.4 billion. Excluding the impact of "push-down" accounting on our assets and common shareholder's equity, TETMA would have been 9.15%. We are committed to maintaining at least a mid single "A" rating and will be reviewing appropriate capital levels with our rating agencies. Because they include obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA.

Commercial paper, bank and other borrowings decreased to $3.1 billion at March 31, 2003 from $4.1 billion at year-end. Senior and senior subordinated debt (with original maturities over one year) was $73.6 billion at March 31, 2003 and $70.3 billion at December 31, 2002. Approximately $2.4 billion of the increase was due to preliminary purchase accounting adjustments which have been "pushed down" to record our debt at fair value.

Our banking subsidiary is subject to the supervision of the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") and is well capitalized at March 31, 2003.

Securitizations and Secured Financings Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of liquidity for us. Securitizations and secured financings are used to limit our reliance on the unsecured debt markets, and often are more cost-effective than alternative funding sources.

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

In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources. As of March 31, 2003, closed-end real estate secured receivables totaling $7.8 billion secured $6.7 billion of outstanding debt related to these transactions. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt related to these transactions.

Our securitized receivables totaled $22.9 billion at March 31, 2003, compared to $23.4 billion at December 31, 2002. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At March 31, 2003, securitizations structured as sales represented 23 percent and secured financings represented 7 percent of the funding associated with our managed portfolio. At December 31, 2002, securitizations structured as sales represented 24 percent and secured financings represented 8 percent of the funding associated with our managed portfolio.

RESULTS OF OPERATIONS

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin on an owned basis increased 5 percent from the prior-year quarter to $1.5 billion in the first quarter of 2003. The increase was primarily due to receivables growth and lower funding costs.

Net interest margin as a percent of average interest-earning assets, annualized, was 7.55 percent in the first quarter of 2003 and 8.44 percent in the year-ago quarter. The decrease in 2003 was attributable to lower yields on our receivables due to repricings and to our liquidity-related investment portfolio which was substantially increased after the first quarter of 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased 7 percent from the prior-year quarter to $2.2 billion in the first quarter of 2003 due to higher receivable levels and lower funding costs. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.53 percent in the current quarter, compared to 9.28 percent in the year-ago quarter. The decrease in 2003 was attributable to lower yields on our receivables due to repricings and to our liquidity-related investment portfolio which was substantially increased after the first quarter of 2002 and has lower yields than our receivable portfolio. This decrease was partially offset by lower fundings costs.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

The provision for credit losses for receivables totaled $952.2 million for the first quarter of 2003, compared to $834.1 million in the prior-year quarter. The provision as a percent of average owned receivables, annualized, was 5.03 percent in the first quarter of 2003, compared to 4.93 percent in the first quarter of 2002. Receivables growth, increases in personal bankruptcy filings, higher delinquencies and the weak economy contributed to the higher provision. We recorded owned loss provision greater than charge-offs of $126.2 million during the first quarter. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, "Credit Loss Reserves" to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Total other revenues on an owned basis were $1.1 billion in the first quarter of 2003 and $1.0 billion in the first quarter of 2002 and included the following:

                               Combined
                           Three Months    Three Months
                                  Ended           Ended
                              March 31,       March 31,
(In millions)                      2003            2002
-------------------------------------------------------
Securitization revenue     $      421.4     $     490.5
Insurance revenue                 122.8           130.1
Investment income                  77.0            41.9
Fee income                        278.7           186.0
Other income                      236.2           158.5
-------------------------------------------------------
Total other revenues       $    1,136.1     $   1,007.0
=======================================================

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread. Securitization revenue was $421.4 million in the first quarter of 2003, compared to $490.5 million in the prior-year quarter. The decrease was due to decreases in the level of receivables securitized during the first quarter of 2003 and lower excess spread. Securitization levels in the first quarter of 2002 were higher as a result of our decision to accelerate the timing of securitization activity planned for later in 2002. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Securitization revenue included the following:

                               Combined
                           Three Months  Three Months
                                  Ended         Ended
                              March 31,     March 31,
(In millions)                      2003          2002
-----------------------------------------------------
Net initial gains          $       35.3   $      74.4
Net replenishment gains           128.8         148.6
Servicing revenue and
 excess spread                    257.3         267.5
-----------------------------------------------------
Total                      $      421.4   $     490.5
=====================================================

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), decreased $37.5 million in the first quarter of 2003 and increased $34.3 million in the year-ago period.

Insurance revenue was $122.8 million in the first quarter of 2003 compared to $130.1 million in the year-ago period. The decrease reflected decreased sales.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $77.0 million in the first quarter of 2003, compared to $41.9 million in the year-ago period. The increase was primarily due to higher realized gains from securities sales. Gains from security sales totaled $38.0 million in the first quarter of 2003 compared with $1.1 million in the year-ago period.

Fee income, which includes revenues from fee-based products such as credit cards, was $278.7 million in the first quarter of 2003 compared to $186.0 million in the year-ago period. The increase was due to higher levels of credit card fees from both credit card businesses.

See Note 11, "Segment Reporting," to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $236.2 million in the first quarter of 2003, compared to $158.5 million in the prior-year period. Higher revenues from our seasonal tax refund lending business and our mortgage operations drove the increase in other income.

Total costs and expenses for the first quarter of 2003 were $1.0 billion compared to $.9 billion in the comparable prior-year period. Our owned basis efficiency ratio was 35.8 percent in the first quarter of 2003 compared to 35.3 percent in the comparable prior-year period.

Total costs and expenses included the following:

                                                  Combined
                                              Three Months   Three Months
                                                     Ended          Ended
                                                 March 31,      March 31,
(In millions)                                         2003           2002
-------------------------------------------------------------------------
Salaries and fringe benefits                  $      390.8  $       369.3
Sales incentives                                      36.1           51.7
Occupancy and equipment expense                       80.6           74.0
Other marketing expenses                             131.9          128.0
Other servicing and administrative expenses          276.0          200.6
Amortization of acquired intangibles                  14.1           19.8
Policyholders' benefits                               73.4           73.8
-------------------------------------------------------------------------
Total costs and expenses                      $    1,002.9  $       917.2
=========================================================================

Salaries and fringe benefits for the first quarter of 2003 were $390.8 million compared to $369.3 million in the first quarter of 2002. The increase was primarily due to additional staffing at our businesses as well as higher employee benefit expenses.

Sales incentives for the first quarter of 2003 were $36.1 million compared to $51.7 million in the comparable prior-year period. The decrease was due to lower new loan volume in our branches and a reduction in the number of account executives.

Occupancy and equipment expense for the first quarter of 2003 was $80.6 million compared to $74.0 million in the comparable prior-year period. The increase was primarily the result of higher repairs and occupancy maintenance costs.

Other marketing expenses of $131.9 million for the first quarter of 2003 were comparable to $128.0 million in the same prior-year period.

Other servicing and administrative expenses for the first quarter of 2003 were $276.0 million compared to $200.6 million in the comparable prior-year period. The increase was primarily due to higher legal and compliance costs. Higher collection expenses also contributed to the increase.

Amortization of acquired intangibles for the first quarter of 2003 was $14.1 million compared to $19.8 million in the comparable prior-year period. The decrease was primarily attributable to acquired intangibles which were fully amortized in 2002.

Policyholders' benefits for the first quarter of 2003 were $73.4 million and were comparable to $73.8 million in the same prior-year period.

CREDIT LOSS RESERVES

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, re-written or are subject to forbearance, credit counseling accommodation, modification, extension, or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, "Receivables" in the accompanying condensed consolidated financial statements for receivables by product type and Note 5, "Credit Loss Reserves," for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the current and prior year quarter.

The following table sets forth owned basis credit loss reserves for the periods indicated:


                                                 March 31,   December 31,   March 31,
(All dollar amounts are stated in millions)           2003           2002        2002
-------------------------------------------------------------------------------------
Owned credit loss reserves                     $   3,296.6     $  3,156.9   $ 2,630.6
Reserves as a percent of:
     Receivables                                      4.36%          4.20%       3.90%
     Net charge-offs/(1)/                             99.8          109.0        98.4
     Nonperforming loans                              95.4           97.6        95.2
=====================================================================================

/(1)/ Quarter-to-date, annualized

Reserves as a percentage of receivables at March 31, 2003 reflect the impact of the weak economy, higher delinquency levels, and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:


                                                  March 31,     December 31,          March 31,
(All dollar amounts are stated in millions)            2003             2002               2002
-----------------------------------------------------------------------------------------------
Managed credit loss reserves                    $   4,945.4     $    4,795.2      $     3,827.5
Reserves as a percent of:
  Receivables                                          5.02%            4.86%              4.35%
  Net charge-offs/(1)/                               102.6            114.3               98.5
  Nonperforming loans                                 112.9            114.7              108.8
===============================================================================================

/(1)/ Quarter-to-date, annualized

CREDIT QUALITY

HSBC intends, subject to receipt of regulatory and other approvals, to hold our private label credit card receivables within HSBC's U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged-off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of being charged-off the month following the month in which the account becomes 9 months contractually delinquent (the end of month 90 days after notification for receivables involving a bankruptcy). HSBC's plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of March 31, 2003 we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for movement of private label card receivables to HSBC's U.S. banking subsidiary has not been finalized and regulatory approval requests have not yet been initiated. We currently estimate that such fair value adjustment, to the extent we proceed with this business plan, would be an increase to owned loss reserves for these private label credit card receivables to reflect the expected impact of the implementation of the regulatory guidelines. We and HSBC are evaluating whether select other products will also be held in the HSBC U.S. banking subsidiaries.

DELINQUENCY - OWNED BASIS

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

                           March 31,     December 31,          March 31,
                                2003             2002(1)            2002(1)
------------------------------------------------------------------------
Real estate secured             4.13%            3.88%              3.09%
Auto finance                    2.74             3.95               2.03
MasterCard/Visa                 7.71             6.37               7.02
Private label                   6.55             6.90               6.67
Personal non-credit card        9.78             9.42              10.08
------------------------------------------------------------------------
Total Owned                     5.58%            5.38%              4.96%
========================================================================

Total owned delinquency increased compared to the prior quarter. The increase in our real estate secured portfolio reflects the seasoning and maturation of the portfolio, the impact of first payment default repurchases from prior loan sales and higher levels of receivables in the process of foreclosure. The increase in MasterCard and Visa delinquency reflects lower levels of receivables due to normal seasonal run-off. These increases were partially offset by lower auto finance delinquency consistent with historical seasonal trends and lower private label delinquency.

Compared to a year ago, higher levels of new bankruptcy filings and continued softness of the economy, including higher unemployment, caused the overall rise in the delinquency ratio. A major contributor to the higher real estate secured delinquency ratio was reduced growth in the portfolio due to loan sales and reduced originations, especially in the fourth quarter of 2002.


(1) Owned two-months-and-over contractual delinquency for personal non-credit card in prior periods was overstated due to a calculation error. The correct percentages are included in the table above. The managed two-months-and-over contractual delinquency ratios reported for prior periods were correct.

     The tables below set out the previously reported and actual owned two-months-and-over contractual delinquency ratio for total owned receivables, including personal non-credit card, for each of the specified dates:


                             December 31, 2002     September 30, 2002       June 30, 2002        March 31, 2002
------------------------------------------------------------------------------------------------------------------
                              As                      As                     As                    As
                           previously             previously             previously            previously
                            reported     Actual    reported     Actual    reported    Actual    reported    Actual
------------------------------------------------------------------------------------------------------------------
Real estate secured          3.88%         3.88%     3.22%       3.22%      2.85%      2.85%      3.09%       3.09%
Auto finance                 3.95          3.95      3.32        3.32       2.98       2.98       2.03        2.03
MasterCard/Visa              6.37          6.37      6.69        6.69       6.06       6.06       7.02        7.02
Private label                6.90          6.90      7.29        7.29       6.51       6.51       6.67        6.67
Personal non-credit card    11.04          9.42     10.38        9.35      10.27       9.74      11.13       10.08
------------------------------------------------------------------------------------------------------------------
Total Owned                  5.63%         5.38%     5.17%       5.00%      4.77%      4.69%      5.12%       4.96%
==================================================================================================================
Total Managed                5.29%         5.29%     4.93%       4.93%      4.68%      4.68%      4.87%       4.87%
==================================================================================================================



                             December 31, 2001     September 30, 2001       June 30, 2001        March 31, 2001
------------------------------------------------------------------------------------------------------------------
                              As                      As                     As                    As
                           previously             previously             previously            previously
                            reported     Actual    reported     Actual    reported    Actual    reported    Actual
------------------------------------------------------------------------------------------------------------------
Real estate secured          2.89%         2.89%     3.00%       3.00%      2.83%      2.83%      2.78%       2.78%
Auto finance                 2.90          2.90      2.39        2.39       2.43       2.43       1.77        1.77
MasterCard/Visa              6.26          6.26      6.31        6.31       5.75       5.75       6.19        6.19
Private label                6.30          6.30      6.99        6.99       7.09       7.09       6.01        6.01
Personal non-credit card    10.43          9.66     10.34        9.86      10.16       9.75      10.02        9.63
------------------------------------------------------------------------------------------------------------------
Total Owned                  4.93%         4.81%     5.08%       5.00%      4.93%      4.86%      4.77%       4.69%
==================================================================================================================
Total Managed                4.75%         4.75%     4.78%       4.78%      4.58%      4.58%      4.54%       4.54%
==================================================================================================================

NET CHARGE-OFFS OF CONSUMER RECEIVABLES - OWNED BASIS

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):


                                                  March 31,     December 31,          March 31,
                                                       2003             2002               2002
-----------------------------------------------------------------------------------------------
Real estate secured                                    1.14%            1.14%               .73%
Auto finance                                           7.69             8.47               5.66
MasterCard/Visa                                       10.84            10.05              10.47
Private label                                          6.82             6.85               6.44
Personal non-credit card                              10.06             9.06               9.35
-----------------------------------------------------------------------------------------------
Total Owned                                            4.39%            4.15%              3.98%
===============================================================================================
Real estate charge-offs and REO expense as
 a percent of average real estate secured
 receivables                                           1.56%            1.54%              1.20%
===============================================================================================

The weakened economy drove the increase in charge-off ratios over both the previous and prior year quarters. Compared to the previous quarter, the decrease in auto finance charge-offs reflects improved delinquency in certain older vintages.

Compared to the prior year quarter, the increase in the charge-off ratio was primarily attributable to the weakened economy and higher bankruptcy filings. Charge-offs in our personal non-credit card portfolio increased more than most other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn.

OWNED NONPERFORMING ASSETS


                                                  March 31,     December 31,          March 31,
                                                       2003             2002(1)            2002(1)
-----------------------------------------------------------------------------------------------
Nonaccrual receivables                            $ 2,607.2     $    2,401.8          $ 1,951.6
Accruing consumer receivables
  90 or more days delinquent                          850.2            833.2              810.9
-----------------------------------------------------------------------------------------------
Total nonperforming receivables                     3,457.4          3,235.0            2,762.5
Real estate owned                                     441.4            423.9              454.7
-----------------------------------------------------------------------------------------------
Total nonperforming assets                        $ 3,898.8     $    3,658.9          $ 3,217.2
===============================================================================================
Credit loss reserves as a percent of                   95.4%            97.6%              95.2%
  nonperforming receivables
===============================================================================================

 (1) Nonaccrual receivables, total nonperforming receivables and total nonperforming assets for personal non-credit card in prior periods were overstated due to a calculation error. As a result, credit loss reserves as a percentage of nonperforming receivables was understated in those periods. The correct amounts are included in the table above. The managed nonperforming assets statistics reported for prior periods were correct.

     The tables below set out the previously reported and actual owned nonperforming assets statistics for total owned receivables including personal non-credit card, for each of the specified dates:

(In millions)                     December 31, 2002      September 30, 2002          June 30, 2002            March 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                     As                     As                        As                        As
                                 Previously             Previously                Previously               Previously
                                  Reported     Actual    Reported      Actual      Reported     Actual      Reported     Actual
-------------------------------------------------------------------------------------------------------------------------------

Nonaccrual receivables             $2,547.8  $2,401.8     $2,205.7   $2,120.7       $2,069.5  $2,029.5       $2,027.6  $1,951.6
Accruing consumer receivables
 90 or more days delinquent           833.2     833.2        796.8      796.8          723.0     723.0          810.9     810.9
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming receivables     3,381.0   3,235.0      3,002.5    2,917.5        2,792.5   2,752.5        2,838.5   2,762.5
Real estate owned                     423.9     423.9        437.0      437.0          449.8     449.8          454.7     454.7
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets         $3,804.9  $3,658.9     $3,439.5   $3,354.5       $3,242.3  $3,202.3       $3,293.2  $3,217.2
===============================================================================================================================
Credit loss reserves as a percent
of nonperforming receivables           93.4%    97.6%         95.3%      98.1%          97.1%    98.5%           92.7%     95.2%
===============================================================================================================================



(In millions)                     December 31, 2001      September 30, 2001          June 30, 2001            March 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                     As                     As                        As                        As
                                 Previously             Previously                Previously               Previously
                                  Reported     Actual    Reported      Actual      Reported     Actual      Reported     Actual
-------------------------------------------------------------------------------------------------------------------------------
Nonaccrual receivables             $1,853.5  $1,801.5     $1,765.0   $1,735.0       $1,621.8  $1,598.8       $1,581.3  $1,559.3
Accruing consumer receivables
 90 or more days delinquent           814.1     814.1         773.5     773.5          714.7     714.7          649.9     649.9
Renegotiated commercial loans            --        --           --         --           12.3      12.3           12.3      12.3
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming receivables     2,667.6   2,615.6      2,538.5    2,508.5        2,348.8   2,325.8        2,243.5   2,221.5
Real estate owned                     392.6     392.6        357.8      357.8          360.0     360.0          344.6     344.6
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets         $3,060.2  $3,008.2     $2,896.3   $2,866.3       $2,708.8  $2,685.8       $2,588.1  $2,566.1
===============================================================================================================================
Credit loss reserves as a percent
of nonperforming receivables           91.5%    93.3%         89.2%      90.2%          92.7%    93.6%           93.2%     94.1%
===============================================================================================================================

RESTRUCTURE STATISTICS - MANAGED BASIS

The tables below summarize restructure statistics in HFC's managed basis portfolio as of March 31, 2003 and December 31, 2002 and in Household International's domestic managed basis portfolio as of March 31, 2002. HFC did not track separate restructure statistics for its portfolio for any period prior to the year ended December 31, 2002.

TOTAL RESTRUCTURED BY RESTRUCTURE PERIOD/(1)/                 March 31,      December 31,        March 31,
(Managed Basis)                                                    2003              2002             2002
----------------------------------------------------------------------------------------------------------
Never restructured                                                 83.3%             84.4%            82.8%
Restructured:
  Restructured in the last 6 months                                 7.5               6.5              8.6
  Restructured in the last 7-12 months                              3.6               4.1              4.6
  Previously Restructured                                           5.6               5.0              4.0
----------------------------------------------------------------------------------------------------------
  Total ever Restructured                                          16.7              15.6             17.2
----------------------------------------------------------------------------------------------------------
Total                                                             100.0%            100.0%           100.0%
==========================================================================================================

TOTAL RESTRUCTURED BY PRODUCT/(1)/                            March 31,      December 31,        March 31,
(Managed Basis)                                                    2003              2002             2002
----------------------------------------------------------------------------------------------------------
(In millions)
Real estate secured                                       $     9,163.4     $     8,473.2    $     8,880.6
Auto finance                                                    1,247.7           1,242.9          1,005.6
MasterCard/Visa                                                   549.2             540.8            526.3
Private label                                                   1,225.8           1,255.4          1,269.2
Personal non-credit card                                        4,127.5           3,768.1          4,288.6
----------------------------------------------------------------------------------------------------------
Total                                                     $    16,313.6     $    15,280.4    $    15,970.3
==========================================================================================================
(As a percent of managed receivables)
Real estate secured                                                20.0%             19.0%            19.8%
Auto finance                                                       16.9              16.7             15.2
MasterCard/Visa                                                     3.4               3.2              3.5
Private label                                                       9.6               9.7             10.9
Personal non-credit card                                           25.8              23.0             27.6
----------------------------------------------------------------------------------------------------------
Total                                                              16.7%             15.6%            17.2%
==========================================================================================================

/(1)/ Excludes commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).

The amount of managed receivables in forbearance, modification, Credit Card Services consumer credit counseling accommodations, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured statistics above was approximately $1.0 billion or ..93 percent of managed receivables at March 31, 2003, $900 million or .84 percent of managed receivables at December 31, 2002 and for Household International's domestic restructured statistics, approximately $600 million or ..59 percent of managed receivables at March 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household International, Inc. (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

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

        (a)     Exhibits
                12      Statement of Computation of Ratio of Earnings to Fixed
                        Charges.

                99.1    Selected Debt Securities Ratings.

                99.2    Certification of Chief Executive Officer.

                99.3    Certification of Principal Financial Officer.

        (b) Reports on Form 8-K

            During the first quarter of 2003, the Registrant filed the following Current Reports on Form 8-K:

            . Report filed January 21, 2003 with respect to the computation of ratio of earnings to fixed charges and selected consolidated financial statements and selected financial information of Household Finance Corporation.

            . Report filed March 19, 2003 with respect to a press release announcing Household International, Inc had agreed to the entry by the Securities and Exchange Commission ("SEC") of a cease-and-desist order relating to certain of Household's disclosures about its restructuring and other account management policies.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOUSEHOLD FINANCE CORPORATION
                                    -----------------------------
                                    (Registrant)

Date:    May 15, 2003               By: /s/ Steven L. McDonald
                                    --------------------------
                                    Steven L. McDonald
                                    Executive Vice President and Chief
                                    Accounting Officer and Controller
                                    (as principal financial officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                            /s/ David A. Schoenholz
                                            --------------------------
                                            David A. Schoenholz
                                            Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven L. McDonald, Executive Vice President and Chief Accounting Officer and Controller (as Principal Financial Officer) of Household Finance Corporation, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                        /s/ Steven L. McDonald
                                        ----------------------------------------
                                        Steven L. McDonald
                                        Executive Vice President and
                                        Chief Accounting Officer and Controller

EXHIBIT INDEX

12      Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1    Selected Debt Securities Ratings.

99.2    Certification of Chief Executive Officer.

99.3    Certification of Principal Financial Officer.