Form 10-Q
period 2003-06-30
HOUSEHOLD FINANCE CORP
filed 2003-08-04
CIK 48681

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-75

HOUSEHOLD FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-1239445
(State of Incorporation)	(I.R.S. Employer Identification No.)

2700 Sanders Road, Prospect Heights, Illinois	60070
(Address of principal executive offices)	(Zip Code)

(847) 564-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At July 31, 2003, there were 100 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30, 2003	Three months ended June 30, 2002	March 29 through June 30, 2003	January 1 through March 28, 2003	Six months ended June 30, 2002
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
(In millions)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Finance and other interest income	$2,296.2	$2,272.6	$2,363.9	$2,266.9	$4,455.6
Interest expense	457.5	767.4	471.6	784.6	1,493.4

Net interest margin	1,838.7	1,505.2	1,892.3	1,482.3	2,962.2
Provision for credit losses on owned receivables	979.5	773.1	1,011.0	920.7	1,607.2

Net interest margin after provision for credit losses	859.2	732.1	881.3	561.6	1,355.0

Securitization revenue	273.1	465.3	281.3	413.2	955.8
Insurance revenue	124.5	135.7	128.5	118.8	265.8
Investment income	31.5	41.6	32.7	75.8	83.4
Fee income	239.1	177.4	247.2	270.6	363.5
Other income	122.6	58.3	127.2	231.6	216.7

Total other revenues	790.8	878.3	816.9	1,110.0	1,885.2

Salaries and fringe benefits	404.4	379.2	417.1	378.1	748.4
Sales incentives	78.5	64.1	79.8	34.8	115.8
Occupancy and equipment expense	80.3	74.7	83.0	77.9	148.8
Other marketing expenses	130.2	123.9	134.6	127.5	251.9
Other servicing and administrative expenses	220.6	155.5	228.0	268.6	356.1
Amortization of acquired intangibles	72.2	12.6	73.9	12.3	32.4
Policyholders’ benefits	78.5	72.8	80.9	71.1	146.6

Total costs and expenses	1,064.7	882.8	1,097.3	970.3	1,800.0

Income before income taxes	585.3	727.6	600.9	701.3	1,440.2
Income taxes	200.6	251.7	206.1	240.6	492.5

Net income	$384.7	$475.9	$394.8	$460.7	$947.7

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(Successor)	(Predecessor)
(In millions, except share data)	(Note 2)	(Note 2)
ASSETS
Cash	$251.5	$667.9
Investment securities	6,084.2	6,707.6
Receivables, net	78,404.3	74,828.4
Acquired intangibles, net	2,775.3	386.4
Goodwill	2,016.5	1,117.7
Properties and equipment, net	363.5	403.1
Real estate owned	482.2	423.9
Derivative financial assets	3,445.0	1,805.0
Other assets	2,653.9	2,032.9

Total assets	$96,476.4	$88,372.9

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt:
Due to affiliates	$768.2	$86.9
Commercial paper, bank and other borrowings	6,463.1	4,143.3
Senior and senior subordinated debt (with original maturities over one year)	70,495.4	70,275.6

Total debt	77,726.7	74,505.8
Insurance policy and claim reserves	1,188.5	890.9
Derivative related liabilities	2,916.4	1,087.5
Other liabilities	2,133.3	1,847.2

Total liabilities	83,964.9	78,331.4

Common shareholder’s equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding at June 30, 2003 and December 31, 2002, and additional paid-in capital	12,076.1	3,790.8
Retained earnings	394.8	6,642.4
Accumulated other comprehensive income (loss)	40.6	(391.7)

Total common shareholder’s equity	12,511.5	10,041.5

Total liabilities and shareholder’s equity	$96,476.4	$88,372.9

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 29 through June 30, 2003	January 1 through March 28, 2003	Six months ended June 30, 2002
	(Successor)	(Predecessor)	(Predecessor)
(In millions)	(Note 2)	(Note 2)	(Note 2)
CASH PROVIDED BY OPERATIONS
Net income	$394.8	$460.7	$947.7
Adjustments to reconcile net income to cash provided by operations:
Provision for credit losses on owned receivables	1,011.0	920.7	1,607.2
Insurance policy and claim reserves	(29.6)	65.3	8.7
Depreciation and amortization	108.4	46.1	97.8
Interest-only strip receivables, net change	184.4	32.4	(38.9)
Other, net	863.8	46.6	681.7

Cash provided by operations	2,532.8	1,571.8	3,304.2

INVESTMENTS IN OPERATIONS
Investment securities:
Purchased	(1,166.0)	(981.4)	(2,602.5)
Matured	540.3	534.5	304.7
Sold	234.6	768.4	232.0
Short-term investment securities, net change	1,018.2	(203.2)	(2,268.3)
Receivables:
Originations, net	(12,380.8)	(7,758.2)	(21,142.6)
Purchases and related premiums	(1,361.3)	(129.0)	(2,067.9)
Initial and fill-up securitizations	9,078.1	7,234.4	16,494.4
Whole loan sales	—	—	882.3
Properties and equipment purchased	(23.9)	(16.0)	(67.7)
Properties and equipment sold	—	.1	—

Cash decrease from investments in operations	(4,060.8)	(550.4)	(10,235.6)

FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change	3,626.6	(1,306.8)	(6,041.3)
Due to affiliates, net change	1,308.6	(627.3)	(1,428.6)
Senior and senior subordinated debt issued	990.5	4,232.8	19,520.6
Senior and senior subordinated debt retired	(4,512.0)	(3,566.1)	(5,260.3)
Policyholders’ benefits paid	(30.0)	(26.8)	(50.5)
Cash received from policyholders	.6	.1	—

Cash increase (decrease) from financing and capital transactions	1,384.3	(1,294.1)	6,739.9

Decrease in cash	(143.7)	(272.7)	(191.5)
Cash at beginning of period	395.2	667.9	553.1

Cash at end of period	$251.5	$395.2	$361.6

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$936.6	$754.9	$1,469.4
Income taxes paid	492.2	147.7	508.8

SUPPLEMENTAL NON-CASH FINANCING AND CAPITAL ACTIVITIES
Push-down of purchase price by Parent Company (Note 2)	—	$12,076.1	—

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation (“HFC”), a wholly owned subsidiary of Household International, Inc., (“Household International” or the “Parent Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.  Acquisition of Household International

On March 28, 2003, HSBC Holdings plc (“HSBC”) completed its acquisition of Household International by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, acquiring 100% of the vesting equity interest of Household International in a purchase business combination. Subsequent to the merger, H2 was renamed “Household International, Inc.” HSBC believes that the merger offers significant opportunities to extend its business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base.

In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to March 28, 2003. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting. Results for the periods ended June 30, 2003 should not be considered indicative of the results for any future quarters or the year ending December 31, 2003.

The purchase price paid by HSBC for Household International plus related purchase accounting adjustments was valued at approximately $14.6 billion. Of this amount, approximately $12.1 billion has been assigned to HFC and is presented as “Additional paid-in capital” in the accompanying condensed consolidated balance sheet.

As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. During the second quarter, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. As of June 30, 2003, our fair value estimates have resulted in recording approximately $2.0 billion of goodwill and $2.9 billion of acquired intangibles. Additionally, as of June 30, 2003, fair value adjustments of approximately $.5 billion have been made to increase assets and approximately $2.5 billion to increase liabilities to fair value.

These fair value adjustments represent current estimates and are subject to further adjustment as our valuation data is finalized. Goodwill has not yet been allocated to our operating units. None of the goodwill is expected to be deductible for tax purposes.

Approximately $2.9 billion of acquired intangibles were recorded as part of the allocation of the purchase price. Total acquired intangibles resulting from the merger were comprised of the following:

(In millions)
Purchased credit card relationships and related programs	$1,272.0
Retail Services merchant relationships	277.0
Other loan related relationships	326.1
Trade names	700.0
Technology, customer lists and other contracts	281.0

Total acquired intangibles	$2,856.1

The trade names are not subject to amortization. The remaining acquired intangibles are being amortized over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for Retail Services merchant relationships to approximately 10 years for certain loan related relationships.

3.  Investment Securities

Investment securities consisted of the following available-for-sale investments:

	June 30, 2003		December 31, 2002
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$2,081.9	$2,157.2	$2,030.4	$2,107.6
Money market funds	402.7	402.7	1,610.5	1,610.5
Certificates of deposit	12.6	12.6	9.9	9.9
U.S. government and federal agency debt securities	2,430.0	2,433.8	1,804.4	1,820.8
Marketable equity securities	19.5	21.9	28.6	19.8
Non-government mortgage backed securities	535.8	538.7	655.6	664.0
Other	470.7	473.6	412.1	424.7

Subtotal	5,953.2	6,040.5	6,551.5	6,657.3
Accrued investment income	43.7	43.7	50.3	50.3

Total available-for-sale investments	$5,996.9	$6,084.2	$6,601.8	$6,707.6

4.  Receivables

Receivables consisted of the following:

(In millions)	June 30, 2003	December 31, 2002
Real estate secured	$47,759.4	$44,052.1
Auto finance	2,580.5	2,028.1
MasterCard(1)/Visa(1)	7,576.2	7,600.2
Private label	9,549.0	9,365.2
Personal non-credit card	11,410.1	11,706.9
Commercial and other	425.5	457.2

Total owned receivables	79,300.7	75,209.7
Purchase accounting fair value adjustments	470.4	—
Accrued finance charges	1,435.8	1,446.7
Credit loss reserve for owned receivables	(3,449.2)	(3,156.9)
Unearned credit insurance premiums and claims reserves	(537.3)	(632.7)
Interest-only strip receivables	969.7	1,083.3
Amounts due and deferred from receivable sales	214.2	878.3

Total owned receivables, net	78,404.3	74,828.4
Receivables serviced with limited recourse	23,019.8	23,422.2

Total managed receivables, net	$101,424.1	$98,250.6

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the acquisition date.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,854.8 million at June 30, 2003 and $1,638.3 million at December 31, 2002. Interest-only strip receivables also included fair value mark-to-market adjustments of $110.5 million at June 30, 2003 and $356.8 million at December 31, 2002.

Receivables serviced with limited recourse consisted of the following:

(In millions)	June 30, 2003	December 31, 2002
Real estate secured	$237.0	$456.3
Auto finance	5,285.3	5,418.6
MasterCard/Visa	8,943.1	9,272.5
Private label	4,261.3	3,577.1
Personal non-credit card	4,293.1	4,697.7

Total	$23,019.8	$23,422.2

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

(In millions)	June 30, 2003	December 31, 2002
Real estate secured	$47,996.4	$44,508.4
Auto finance	7,865.8	7,446.7
MasterCard/Visa	16,519.3	16,872.7
Private label	13,810.3	12,942.3
Personal non-credit card	15,703.2	16,404.6
Commercial and other	425.5	457.2

Total	$102,320.5	$98,631.9

5.  Credit Loss Reserves

An analysis of credit loss reserves for the three and six months ended June 30 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2003	2002	2003	2002
Owned receivables:
Credit loss reserves at beginning of period	$3,296.6	$2,630.6	$3,156.9	$2,440.6
Provision for credit losses	979.5	773.1	1,931.7	1,607.2
Charge-offs	(934.8)	(762.3)	(1,813.2)	(1,482.4)
Recoveries	59.8	55.3	112.2	106.8
Other, net	48.1	14.7	61.6	39.2

Credit loss reserves for owned receivables at June 30	3,449.2	2,711.4	3,449.2	2,711.4

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	1,648.8	1,196.9	1,638.3	1,062.1
Provision for credit losses	591.6	392.0	971.4	820.5
Charge-offs	(417.8)	(339.8)	(815.9)	(663.6)
Recoveries	22.1	23.6	40.9	44.3
Other, net	10.1	9.1	20.1	18.5

Credit loss reserves for receivables serviced with limited recourse at June 30	1,854.8	1,281.8	1,854.8	1,281.8

Total credit loss reserves for managed receivables at June 30	$5,304.0	$3,993.2	$5,304.0	$3,993.2

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, credit counseling accommodation, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral. In addition, loss reserves on consumer receivables reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates and migration analysis. Roll rates and migration analysis are techniques used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels of charge-offs and delinquencies.

HSBC intends, subject to receipt of regulatory and other approvals, to hold our private label credit card receivables within HSBC’s U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC’s plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of June 30, 2003, we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for preparing regulatory approval requests for the movement of our private label card receivables to HSBC’s U.S. banking subsidiary has only recently been initiated. To the extent we proceed with this business plan, we currently estimate that such fair value adjustment to reflect the expected impact of the implementation of the regulatory guidelines would be an increase to owned loss reserves for such existing private label credit card receivables which were originated prior to March 29, 2003. We and HSBC are also evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary.

6.  Acquired Intangibles

Acquired intangibles consisted of the following:

(In millions) June 30, 2003	Gross	Accumulated Amortization	Carrying Value
Purchased credit card relationships and related programs	$1,272.0	$40.9	$1,231.1
Retail Services merchant relationships	270.1	14.3	255.8
Other loan related relationships	326.1	9.7	316.4
Trade names	700.0	—	700.0
Technology, customer lists and other contracts	281.0	9.0	272.0

Acquired intangibles	$2,849.2	$73.9	$2,775.3

(In millions) December 31, 2002	Gross	Accumulated Amortization	Carrying Value
Purchased credit card relationships	$1,027.3	$659.5	$367.8
Other intangibles	26.5	7.9	18.6

Acquired intangibles	$1,053.8	$667.4	$386.4

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

(In millions) Year ending December 31,
2003	$233.6
2004	318.8
2005	298.1
2006	290.7
2007	273.0

7.  Income Taxes

For the second quarter, our effective tax rate was 34.3 percent in 2003 (successor) and 34.6 percent in 2002 (predecessor). Our effective tax rate was 34.3 percent for the periods March 29 through June 30, 2003 (successor) and January 1 through March 28, 2003 (predecessor) and 34.2 percent for the first six months of 2002 (predecessor). The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.  Transactions with Affiliates

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our Parent Company’s current requirements. Additionally, beginning in the second quarter of 2003, we received funding from affiliates of HSBC. This funding was on terms comparable to those that would be made with unaffiliated parties. Net amounts due to affiliates were $768.2 million at June 30, 2003 and $86.9 million at December 31, 2002. Included in the June 30, 2003 balance was $1.8 billion in funding from HSBC affiliates.

In 2003, net interest expense on affiliated balances was $1.6 million for the second quarter (successor), $2.3 million for the period January 1 through March 28 (predecessor) and $1.5 million for the period March 29, 2003 through June 30, 2003 (successor).

In 2002, net interest expense on affiliated balances was $1.9 million for the second quarter (predecessor) and $11.3 million for the six months ended June 30 (predecessor).

9.  Comprehensive Income

In 2003, comprehensive income was $475.7 million for the second quarter (successor), $435.4 million for the period March 29 through June 30 (successor) and $642.0 million for the period January 1 through March 28 (predecessor).

In 2002, comprehensive income was $297.0 million for the second quarter (predecessor) and $1,094.5 million for the six months ended June 30 (predecessor).

The components of accumulated other comprehensive income (loss) were as follows:

(In millions)	June 30, 2003	December 31, 2002
Unrealized losses on cash flow hedging instruments	$(93.2)	$(685.0)
Unrealized gains on investments and interest-only strip receivables	127.4	292.9
Foreign currency translation adjustments	6.4	.4

Accumulated other comprehensive income (loss)	$40.6	$(391.7)

The balances associated with the components of accumulated other comprehensive income (loss) on a “predecessor” basis were eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began.

10.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003 and is effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. We adopted Interpretation No. 46 in the second quarter of 2003. This adoption did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement Number 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidelines are to be applied prospectively. The provisions of SFAS No.149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect SFAS No. 149 will have a material impact to our financial position or results of operations.

11.  Segment Reporting

We have one reportable segment, Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. There has been no change in the basis of our segmentation or in the measurement of segment profit as compared with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2002.

We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue. Income statement information included in the table for the six months ended June 30, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to June 30, 2003 (the “successor period”) in order to present “combined” financial results for the six-month period. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

Reportable Segments—Managed Basis

(In millions)	Consumer	All Other	Totals	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
Three months ended June 30, 2003
Net interest margin	$2,294.3	$225.8	$2,520.1	—		$2,520.1	$(681.4	)(4)	$1,838.7
Fee income	404.6	1.9	406.5	—		406.5	(167.4	)(4)	239.1
Other revenues, excluding fee income	180.5	154.1	334.6	$(40.1	)(1)	294.5	257.2	(4)	551.7
Intersegment revenues	37.2	2.9	40.1	(40.1	)(1)	—	—		—
Provision for credit losses	1,566.2	2.9	1,569.1	2.0	(2)	1,571.1	(591.6	)(4)	979.5
Net income	274.4	137.0	411.4	(26.7)		384.7	—		384.7
Receivables	101,366.4	954.1	102,320.5	—		102,320.5	(23,019.8	)(5)	79,300.7
Assets	106,349.2	21,340.5	127,689.7	(8,193.5	)(3)	119,496.2	(23,019.8	)(5)	96,476.4

Three months ended June 30, 2002
Net interest margin	$2,075.4	$33.2	$2,108.6	—		$2,108.6	$(603.4	)(4)	$1,505.2
Fee income	341.1	1.4	342.5	—		342.5	(165.1	)(4)	177.4
Other revenues, excluding fee income	173.8	202.1	375.9	$(51.5	)(1)	324.4	376.5	(4)	700.9
Intersegment revenues	51.0	.5	51.5	(51.5	)(1)	—	—		—
Provision for credit losses	1,171.3	(8.2)	1,163.1	2.0	(2)	1,165.1	(392.0	)(4)	773.1
Net income	402.9	106.9	509.8	(33.9)		475.9	—		475.9
Receivables	91,181.6	1,112.8	92,294.4	—		92,294.4	(20,588.9	)(5)	71,705.5
Assets	94,092.4	18,072.1	112,164.5	(8,269.8	)(3)	103,894.7	(20,588.9	)(5)	83,305.8

Six months ended June 30, 2003
Net interest margin	$4,529.2	$211.0	$4,740.2	—		$4,740.2	$(1,365.6	)(4)	$3,374.6
Fee income	836.8	3.1	839.9	—		839.9	(322.1	)(4)	517.8
Other revenues, excluding fee income	246.8	522.5	769.3	$(76.5	)(1)	692.8	716.3	(4)	1,409.1
Intersegment revenues	71.7	4.8	76.5	(76.5	)(1)	—	—		—
Provision for credit losses	2,897.2	2.6	2,899.8	3.3	(2)	2,903.1	(971.4	)(4)	1,931.7
Net income	623.6	282.9	906.5	(51.0)		855.5	—		855.5

Six months ended June 30, 2002
Net interest margin	$4,083.3	$96.5	$4,179.8	—		$4,179.8	$(1,217.6	)(4)	$2,962.2
Fee income	679.8	4.1	683.9	—		683.9	(320.4	)(4)	363.5
Other revenues, excluding fee income	421.1	481.0	902.1	$(97.9	)(1)	804.2	717.5	(4)	1,521.7
Intersegment revenues	96.7	1.2	97.9	(97.9	)(1)	—	—		—
Provision for credit losses	2,429.5	19.8	2,449.3	(21.6	)(2)	2,427.7	(820.5	)(4)	1,607.2
Net income	757.0	239.1	996.1	(48.4)		947.7	—		947.7

(1)	Eliminates intersegment revenues.
(2)	Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(3)	Eliminates investments in subsidiaries and intercompany borrowings.
(4)	Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(5)	Represents receivables serviced with limited recourse.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

(Dollar amounts are in millions)	Three months ended June 30, 2003	Three months ended June 30, 2002	Combined six months ended June 30, 2003	Six months ended June 30, 2002
Net income	$384.7	$475.9	$855.5	$947.7
Net interest margin	1,838.7	1,505.2	3,374.6	2,962.2
Provision for credit losses on owned receivables	979.5	773.1	1,931.7	1,607.2
Owned Basis Ratios:
Return on average owned assets	1.60%	2.42%	1.83%	2.45%
Return on average common shareholder’s equity	12.6	18.6	15.1	19.2
Net interest margin	8.89	8.30	8.22	8.37
Consumer net charge-off ratio, annualized	4.51	4.07	4.45	4.03
Reserves as a percentage of net charge-offs, annualized	98.5	95.9	101.4	98.6
Efficiency ratio(1)	38.7	35.1	37.2	35.2
Managed Basis Ratios:(2)
Return on average managed assets	1.29%	1.93%	1.47%	1.94%
Net interest margin	9.56	9.11	9.05	9.19
Consumer net charge-off ratio, annualized	5.07	4.57	4.99	4.51
Reserves as a percentage of net charge-offs, annualized	104.4	97.6	107.1	100.1
Efficiency ratio(1)	31.4	30.0	31.3	30.0

(Dollar amounts are in millions)	June 30, 2003	December 31, 2002
Owned Basis:
Total assets	$96,476.4	$88,372.9
Receivables	79,300.7	75,209.7
Two-month-and-over contractual delinquency ratio	5.51%	5.38%
Reserves as a percentage of receivables	4.35	4.20
Reserves as a percentage of nonperforming loans	97.0	97.6
Managed Basis(2):
Total assets	$119,496.2	$111,795.1
Receivables	102,320.5	98,631.9
Common equity to managed assets	10.47%	8.98%
Tangible shareholder’s equity to tangible managed assets(3)	7.37	8.70
Two-month-and-over contractual delinquency ratio	5.39	5.29
Reserves as a percentage of receivables	5.18	4.86
Reserves as a percentage of nonperforming loans	118.4	114.7

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.
(2)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results.
(3)	Tangible shareholder’s equity to tangible managed assets (“TETMA”) is a non-GAAP financial ratio that, when calculated for Household International, is used by certain rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. Because it includes obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 9.21 percent at June 30, 2003. Common equity to total managed assets, the most directly comparable GAAP financial measure to TETMA, is also presented in our financial highlights.

Basis of Reporting

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). Management’s discussion and analysis may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “probable”, “may”, “will”, “should”, “would” and “could”. Forward-looking statements involve risks and uncertainties and are based on current views and assumptions. For a list of important factors that may affect our actual results, see our 2002 Form 10-K. In addition, as an indirect subsidiary of HSBC, we may be affected by decisions made by HSBC or the perception investors, regulators or rating agencies have of HSBC. Such decisions and perceptions may also affect our forward-looking statements.

We monitor our operations and evaluate trends on a managed basis which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results and make decisions about allocating resources such as employees and capital on a managed basis. See Note 11, “Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information related to our results on a managed basis.

Management’s discussion and analysis is presented on an owned basis of reporting unless specifically noted. On an owned basis of reporting, net interest margin, provision for credit losses and fee income resulting from securitized receivables are included as components of securitization revenue.

Acquisition of Household International

On March 28, 2003, HSBC Holdings, plc (“HSBC”) completed its acquisition of Household International by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, acquiring 100% of the voting equity interest of Household International in a purchase business combination (see Note 2). Subsequent to the merger, H2 was renamed “Household International, Inc.” In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the “successor” period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair value. During the second quarter, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Information for all “predecessor” periods prior to the merger is presented on the historical basis of accounting.

To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to June 30, 2003) to present “combined” results for the six months ended June 30, 2003.

Though we are still in the early stages of evaluating the impact that the merger may have on our total operations, we have identified the following items as near term priorities:

•

Funding benefits—during the quarter, we received $1.8 billion in funding from affiliates of HSBC and $1.1 billion from HSBC’s customers. We currently anticipate that we will continue to use HSBC’s available funding to partially fund our operations. This will reduce our reliance on the debt markets. Since the merger, we have experienced lower funding costs because we are now an indirect subsidiary of HSBC. We anticipate that the tighter spreads we have experienced as a result of Household International’s merger with HSBC along with other funding synergies will eventually lead to funding expense savings of approximately $1.0 billion per year. However, it will take us some time to realize the full amount of these savings as our existing term debt will mature over the course of the next several years.

•	Technology integration.

•	Exporting and using our consumer credit business models and “best practices” into HSBC’s operations.

•	Expanding business opportunities including broader consumer product offerings and leveraging our existing business to business model with HSBC’s capabilities. This includes working with HSBC Bank USA to develop a customer referral program.

•	Global processing opportunities.

It is too early to quantify the aggregate financial impact these business modifications may have with respect to HFC.

Operations Summary

Our net income was $384.7 million in the second quarter of 2003, $470.8 million in the first quarter of 2003 and $475.9 million in the second quarter of 2002. Net income for the first six months of 2003 was $855.5 million, compared to $947.7 million in the year-ago period. Our net income during the second quarter of 2003 was positively impacted by purchase accounting adjustments which increased net income by $46.4 million and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133 due to the merger which increased net income by $47.3 million. Higher credit loss provision due to higher charge-offs and lower securitization revenue contributed to the decreases compared to the prior quarter and the prior year periods. Higher operating expenses to support receivables growth, as well as increased legal and compliance costs, also contributed to the decline over the prior year periods. Compared to the prior quarter, our net income also reflects lower revenue from our seasonal tax refund lending business. Partially offsetting these decreases to net income were higher net interest margin and, compared to the prior year periods, higher fee income.

We are committed to taking a leadership role in the consumer finance industry by establishing a benchmark for quality. As a result, we will significantly increase our investment in compliance, monitoring and training to approximately $150 million during 2003 which is more than double the amount invested in 2002.

Segment Results—Managed Basis

Our Consumer segment reported net income of $274.4 million for the second quarter of 2003 compared to $402.9 million in the year-ago quarter. Year-to-date, net income was $623.6 million compared to $757.0 million for the first six months of 2002. Increases in net interest margin and fee income due to higher receivable levels were more than offset by higher credit loss provision due to higher charge-offs and higher operating expenses. Year-to-date, other revenues declined as a result of lower securitization levels during the first six months of 2003 and the impact of higher securitization levels in 2002 as a result of our liquidity management plans. Our managed basis credit loss provision rose $394.9 million to $1.6 billion in the quarter and $467.7 million to $2.9 billion year-to-date as a result of increased levels of receivables and higher charge-offs. We increased our managed loss reserves by recording loss provision greater than charge-offs of $298.5 million in the quarter and $426.4 million year-to-date. Higher operating expenses were the result of additional operating costs to support the increased receivable levels and higher legal and compliance costs.

Managed receivables grew to $101.4 billion at June 30, 2003, compared to $97.6 billion at March 31, 2003 and $91.2 billion at June 30, 2002. Compared to the prior quarter, growth was driven by higher real estate secured receivables in our correspondent business and by portfolio acquisitions. During the quarter, we acquired a $1.2 billion private label portfolio and $.5 billion in newly originated auto finance loans from recently established strategic alliances. Compared to the prior year, growth was strongest in real estate secured receivables and reflects growth in our correspondent business despite $1.9 billion of whole loan sales in the second half of 2002 as well as acquisitions from an affiliate in the second half of 2002. Receivable levels in our branch-based Consumer Lending business continue to reflect weak sales momentum following our intentional fourth quarter 2002 slowdown and higher run-off. Our private label portfolio also reported strong year-over-year growth as a result of portfolio acquisitions and organic growth. Return on average managed assets (“ROMA”) was 1.05 and 1.20 percent in the second quarter and first six months of 2003 compared to 1.75 and 1.66 percent in the year-ago periods. The decline in the ratios reflect higher provision for credit losses and operating expenses. The year-to-date ratio also reflects lower securitization revenue.

Balance Sheet Review

	June 30, 2003	Increase (decrease) from March 31, 2003		Increase (decrease) from June 30, 2002
(All dollar amounts are stated in millions)		$	%	$	%
Real estate secured	$47,759.4	$2,334.6	5.1%	$5,456.1	12.9%
Auto finance	2,580.5	419.2	19.4	211.1	8.9
MasterCard(1)/Visa(1)	7,576.2	719.7	10.5	1,375.6	22.2
Private label	9,549.0	357.8	3.9	454.0	5.0
Personal non-credit card(2)	11,410.1	(71.2)	(.6)	141.7	1.3
Commercial and other	425.5	(26.0)	(5.8)	(43.3)	(9.2)

Total owned receivables	$79,300.7	$3,734.1	4.9%	$7,595.2	10.6%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
(2)	Personal non-credit card receivables are comprised of the following:

(In millions)	June 30, 2003	March 31, 2003	June 30, 2002
Personal unsecured	$6,696.6	$6,529.5	$6,730.7
Union Plus personal unsecured	862.0	977.6	144.5
Personal homeowner loans	3,851.5	3,974.2	4,393.2

Total personal non-credit card	$11,410.1	$11,481.3	$11,268.4

Owned receivables of $79.3 billion at June 30, 2003 increased $7.6 billion from a year ago. Driven by growth in our correspondent business and acquisitions from an affiliate, real estate secured receivables increased $5.5 billion over the year-ago period, despite whole loan sales of $1.9 billion in the second half of 2002. Overall receivable growth in our branch-based Consumer Lending business throughout the first half of 2003 reflects weak sales momentum following our intentional fourth quarter 2002 slowdown and higher run-off. Auto finance receivables increased $211.1 million to $2.6 billion at June 30, 2003 which reflected $.6 billion in newly originated loans acquired from strategic alliances established during the year. Growth resulting from these channels and from originations was partially offset by securitization activity. MasterCard and Visa receivables increased $1.4 billion to $7.6 billion at June 30, 2003 despite increased securitization activity in 2002. MasterCard and Visa growth was strongest in our subprime direct mail portfolio. Our partner programs, which include both our GM and Union Plus portfolios, also reported growth. Private label receivables increased $454.0 million to $9.5 billion. This growth reflects owned portfolio acquisitions of $.8 billion during the current quarter and $.5 billion during the fourth quarter of 2002 as well as organic growth through existing merchants which were partially offset by securitization activity. Personal non-credit card receivable growth generated by our branches was partially offset by securitization activity in 2002.

Compared to March 31, 2003, growth in our real estate secured portfolio was due to growth in our correspondent business. MasterCard and Visa growth was largely due to growth in our GM portfolio and reduced securitization levels. As previously discussed, growth in private label receivables reflects a portfolio acquisition and growth in auto finance receivables reflects the benefit of new strategic alliances. Both private label and auto finance portfolios also were impacted by higher levels of securitizations compared to the first quarter.

Liquidity and Capital Resources

The merger with HSBC has improved our access to the capital markets and lowered our funding costs compared with those that we would have incurred had the merger not occurred. Following completion of the merger with HSBC, Standard & Poor’s upgraded our long-term debt rating to “A” and our short-term debt rating to “A-1”; Moody’s Investors Service (“Moody’s”) placed our long-term debt ratings on review for possible upgrade and Fitch Ratings confirmed our debt ratings and removed us from “Ratings Watch Evolving”. In June 2003, Moody’s upgraded our senior debt rating from A2 to A1.

Significant liquidity and capital transactions during the first half of 2003, included the following:

•	We received $1.8 billion in funding from affiliates of HSBC during the current quarter. This total included $1.5 billion of short-term domestic funding and $300 million of long-term funding. The interest rates on this funding are comparable to those available to us from unaffiliated parties.

•	We increased our outstanding commercial paper balance by $2.3 billion to $6.4 billion at June 30, 2003. The increase is attributable to the upgrade of our debt ratings following the HSBC merger which expanded our universe of potential buyers and a new Euro commercial paper program. At June 30, 2003, outstanding Euro commercial paper totaled $1.4 billion, including $1.1 billion which was sold to customers of HSBC. This program has expanded our European investor base.

•	We reduced our investment security liquidity portfolio from $3.9 billion at December 31, 2002 to $3.2 billion at June 30, 2003. Of these amounts, $2.3 billion was dedicated to our credit card bank at June 30, 2003 and $2.2 billion was dedicated to our credit card bank at December 31, 2002. As the maintenance of this portfolio adversely impacts our net interest margin and net income due to the lower return generated by these assets, we plan to reduce this portfolio given the increased available liquidity arising from HSBC affiliates and customers. Our insurance subsidiaries held an additional $2.8 billion of investment securities at June 30, 2003 compared with $2.7 billion at December 31, 2002.

•	We reduced our committed back-up lines of credit by $2.4 billion to $7.6 billion. We also reduced our conduit capacity for real estate secured receivables by $4.25 billion and for MasterCard and Visa receivables by $350 million. Both reductions were the result of additional liquidity capacity now available from HSBC and its affiliates.

•	We issued $850.0 million of domestic medium-term notes, $1.6 billion in foreign currency-denominated bonds and $2.05 billion of global debt.

•	We issued $674.4 million of InterNotes(SM) (retail-oriented medium-term notes).

•	The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2003	2002	2003	2002
MasterCard/Visa	—	—	$320.0	$600.0
Auto finance	$596.3	$925.0	1,007.1	1,350.0
Private label	250.0	—	250.0	500.0
Personal non-credit card	305.0	450.0	815.0	1,352.7

Total	$1,151.3	$1,375.0	$2,392.1	$3,802.7

Securitization levels in the first half of 2002 reflect the impact of our liquidity management plans.

Our ratio of tangible shareholder’s equity to tangible managed assets (“TETMA”) was 7.37 percent at June 30, 2003, 7.57 percent at March 31, 2003, and 8.70 percent at December 31, 2002. This ratio represents a non-GAAP financial ratio that, when calculated for Household International, is used by certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. This ratio was negatively impacted by the purchase accounting adjustments which were “pushed down” to HFC which increased goodwill by approximately $.9 billion, acquired intangibles by approximately $2.5 billion, and common equity by approximately $1.4 billion at the time of acquisition. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 9.21 percent at June 30, 2003 and 9.15 percent at March 31, 2003. We are committed to maintaining at least a mid single “A” rating and will continue to review appropriate capital levels with our rating agencies. Common equity to total managed assets, the GAAP financial measure most directly comparable to TETMA, was 10.47 percent at June 30, 2003, 10.33 percent at March 31, 2003, and 8.98 percent at December 31, 2002. Because they include obligations to purchase HSBC ordinary shares in 2006, we include our Adjustable Conversion-Rate Equity Security Units as equity in calculating TETMA.

Commercial paper, bank and other borrowings increased $3.4 billion from March 31, 2003 and $2.3 billion from year-end 2002 to $6.5 billion at June 30, 2003. The increases are due to the previously discussed increases in commercial paper. Senior and senior subordinated debt (with original maturities over one year) was $70.5 billion at June 30, 2003 and $70.3 billion at December 31, 2002. The increase reflects purchase accounting adjustments which have been “pushed down” to record our debt at fair value. Excluding purchase accounting adjustments, senior and senior subordinated debt decreased as maturities and retirements were replaced with short-term funding, including funding from affiliates of HSBC.

Prior to the merger with HSBC, the majority of our fair value and cash flow hedges qualified for shortcut accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting is no longer allowed for interest rate swaps which were outstanding at the time of the merger. The discontinuation of shortcut accounting increased net income by $47.3 million during the second quarter of 2003 and has been recorded in other income. We currently are in the process of restructuring our swap portfolio to regain use of the shortcut method of accounting in order to reduce the potential volatility of future earnings.

Securitizations and Secured Financings    Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of liquidity for us. Securitizations and secured financings are used to limit our reliance on the unsecured debt markets and often are more cost-effective than alternative funding sources.

In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources. As of June 30, 2003, closed-end real estate secured receivables totaling $6.5 billion secured $5.6 billion of outstanding debt related to these transactions. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt related to these transactions.

Our securitized receivables totaled $23.0 billion at June 30, 2003, compared to $23.4 billion at December 31, 2002. We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At June 30, 2003, securitizations structured as sales represented 23 percent and secured financings represented 6 percent of the funding associated with our managed portfolio. At December 31, 2002, securitizations structured as sales represented 24 percent and secured financings represented 8 percent of the funding associated with our managed portfolio.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin    Net interest margin on an owned basis was $1.8 billion for the second quarter of 2003, up from $1.5 billion for both the previous and prior-year quarters. Net interest margin on an owned basis for the first six months of 2003 was $3.4 billion, up from $3.0 billion in the prior-year period. The increases were primarily due to amortization of purchase accounting adjustments. Receivables growth and lower funding costs also contributed to the increase. Excluding amortization of purchase accounting adjustments, net interest margin on an owned basis was $1.6 billion in the current quarter and $3.1 billion year-to-date.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 8.89 percent in the quarter and 8.22 percent in the first six months of 2003, compared to 8.30 and 8.37 percent in the year-ago periods. The 2003 ratios were both positively impacted by lower interest expense resulting from amortization of purchase accounting fair value adjustments. Excluding amortization of the fair value adjustments, net interest margin as a percent of average interest-earning assets, annualized, was 7.71 percent in the quarter and 7.62 percent in the first six months of 2003. Excluding amortization of fair value adjustments, the decreases were attributable to lower yields on our receivables due to repricings and to our liquidity-related investment portfolio which was substantially increased during the first half of 2002 and has lower yields than our receivable portfolio, partially offset by lower funding costs.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin was $2.5 billion in the second quarter of 2003, up from $2.2 billion in the previous quarter and $2.1 billion in the year-ago quarter. For the six months ended June 30, managed basis net interest margin was $4.7 billion in 2003 and $4.2 billion in 2002. Net interest margin as a percent of average managed interest-earning assets, annualized, was 9.56 percent in the current quarter and 9.05 percent for the first six months of 2003, compared to 9.11 and 9.19 percent in the year-ago periods. The increases in 2003 were attributable to lower interest expense partially offset by lower yields on our receivables as explained above.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses    The provision for credit losses for receivables was $1.0 billion for the second quarter of 2003, compared to $1.0 billion in the previous quarter and $773.1 million in the prior-year quarter. The provision for the first six months of 2003 was $1.9 billion, compared to $1.6 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 5.03 percent in both the second and first quarter of 2003 and 4.42 percent in the second quarter of 2002. Receivables growth, increases in personal bankruptcy filings, higher delinquencies and the weak economy contributed to the higher provision. We recorded owned loss provision greater than charge-offs of $104.5 million in the second quarter of 2003 and $230.7 million year-to-date. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, “Credit Loss Reserves” to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues    Total other revenues were $790.8 million and $1.9 billion for the second quarter and first six months of 2003, compared to $878.3 million and $1.9 billion for the same periods in 2002 and included the following:

	Three months ended June 30,	Three months ended June 30,	Combined six months ended June 30,	Six months ended June 30,
(In millions)	2003	2002	2003	2002
Securitization revenue	$273.1	$465.3	$694.5	$955.8
Insurance revenue	124.5	135.7	247.3	265.8
Investment income	31.5	41.6	108.5	83.4
Fee income	239.1	177.4	517.8	363.5
Other income	122.6	58.3	358.8	216.7

Total other revenues	$790.8	$878.3	$1,926.9	$1,885.2

Securitization revenue is the result of the securitization of our receivables and includes initial and replenishment gains on sale, net of our estimate of probable credit losses under the recourse provisions, as well as servicing revenue and excess spread.

Securitization revenue included the following:

	Three months ended June 30,	Three months ended June 30,	Combined six months ended June 30,	Six months ended June 30,
(In millions)	2003	2002	2003	2002
Net initial gains	$32.3	$49.2	$67.6	$123.6
Net replenishment gains	126.3	153.8	255.1	302.4
Servicing revenue and excess spread	114.5	262.3	371.8	529.8

Total	$273.1	$465.3	$694.5	$955.8

The decreases in securitization revenue were due to decreases in the level of receivables securitized during the second quarter and first six months of 2003 and lower excess spread which included amortization of purchase accounting fair value adjustments to our interest-only strip receivables. Securitization levels in the first half of 2002 were higher pursuant to our liquidity management plans. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), decreased $179.3 million in the second quarter of 2003 and $216.8 million for the first six months of 2003, compared to increases of $4.4 in the second quarter and $38.9 million in the first six months of 2002.

Insurance revenue was $124.5 and $247.3 million in the second quarter and first six months of 2003 compared to $135.7 and $265.8 million in the year-ago periods. The decreases reflect decreased sales.

Investment income, which includes interest income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities, was $31.5 and $108.5 million in the second quarter and first six months of 2003 compared to $41.6 and $83.4 million in the year-ago periods. The decrease in the quarter was primarily attributable to the amortization of purchase accounting adjustments. Gains from security sales totaled $40.5 million for the six months ended June 30, 2003 and $1.3 million in the prior year period.

Fee income, which includes revenues from fee-based products such as credit cards, was $239.1 and $517.8 million in the second quarter and first six months of 2003 compared to $177.4 and $363.5 million in the year-ago periods. The increases were due to higher levels of credit card fees from both credit card businesses. See Note 11, “Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $122.6 and $358.8 million in the second quarter and first six months of 2003 compared to $58.3 and $216.7 million in the year-ago periods. The increases were primarily attributable to $74.4 million in SFAS No. 133 income due to our discontinuation of the shortcut method of accounting and higher revenues from our mortgage operations. These increases were partially offset by lower revenues from our tax refund lending business.

Expenses Total costs and expenses were $1.1 billion for the second quarter of 2003, $1.0 billion in the previous quarter and $.9 billion in the year-ago quarter. Year-to-date, total costs and expenses were $2.1 billion in 2003 and $1.8 billion in 2002. Our owned basis efficiency ratio was 38.7 percent for the second quarter of 2003, 35.8 percent for the previous quarter and 35.1 percent for the year-ago quarter. Year-to-date, our owned basis efficiency ratio was 37.2 percent in 2003 and 35.2 percent in 2002.

Total costs and expenses included the following:

	Three months ended June 30,	Three months ended June 30,	Combined six months ended June 30,	Six months ended June 30,
(In millions)	2003	2002	2003	2002
Salaries and fringe benefits	$404.4	$379.2	$795.2	$748.4
Sales incentives	78.5	64.1	114.6	115.8
Occupancy and equipment expense	80.3	74.7	160.9	148.8
Other marketing expenses	130.2	123.9	262.1	251.9
Other servicing and administrative expenses	220.6	155.5	496.6	356.1
Amortization of acquired intangibles	72.2	12.6	86.2	32.4
Policyholders’ benefits	78.5	72.8	152.0	146.6

Total costs and expenses	$1,064.7	$882.8	$2,067.6	$1,800.0

Salaries and fringe benefits for the second quarter and first six months of 2003 were $404.4 and $795.2 million compared to $379.2 million and $748.4 in the second quarter and first six months of 2002. The increases were primarily due to additional staffing in our businesses as well as higher employee benefit expenses.

Sales incentives for the second quarter and first six months of 2003 were $78.5 and $114.6 million compared to $64.1 and $115.8 million in the comparable prior-year periods. Our Mortgage Services business reported increases in both periods. For the year-to-date period, these increases were more than offset by lower new loan volume in our branches.

Occupancy and equipment expense for the second quarter and first six months of 2003 were $80.3 and $160.9 million compared to $74.7 and $148.8 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and occupancy maintenance costs.

Other marketing expenses for the second quarter and first six months of 2003 of $130.2 and $262.1 million were comparable to $123.9 and $251.9 million in the same prior-year periods.

Other servicing and administrative expenses for the second quarter and first six months of 2003 were $220.6 and $496.6 million compared to $155.5 and $356.1 million in the comparable prior-year periods. The increases were primarily due to receivable growth as well as higher legal and compliance costs. Higher collection expenses also contributed to the increases.

Amortization of acquired intangibles for the second quarter and first six months of 2003 were $72.2 and $86.2 million compared to $12.6 and $32.4 million in the comparable prior-year periods. The increases were primarily attributable to acquired intangibles established in conjunction with the HSBC merger.

Policyholders’ benefits for the second quarter and first six months of 2003 were $78.5 and $152.0 million compared to $72.8 and $146.6 million in the comparable prior-year periods. The increases reflect amortization of fair value adjustments relating to our insurance business.

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension, or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, “Receivables,” in the accompanying condensed consolidated financial statements for receivables by product type and Note 5, “Credit Loss Reserves,” for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the second quarter and first six months of 2003 and 2002.

The following table sets forth owned basis credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)	June 30, 2003	March 31, 2003	June 30, 2002
Owned credit loss reserves	$3,449.2	$3,296.6	$2,711.4
Reserves as a percent of:
Receivables	4.35%	4.36%	3.78%
Net charge-offs(1)	98.5	99.8	95.9
Nonperforming loans	97.0	95.4	98.5

(1)	Quarter-to-date, annualized

Reserves as a percentage of receivables at June 30, 2003 reflect the impact of the weak economy, higher delinquency levels, and the continuing uncertainty as to the ultimate impact the weakened economy will have on charge-off and delinquency levels.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)	June 30, 2003	March 31, 2003	June 30, 2002
Managed credit loss reserves	$5,304.0	$4,945.4	$3,993.2
Reserves as a percent of:
Receivables	5.18%	5.02%	4.33%
Net charge-offs(1)	104.4	102.6	97.6
Nonperforming loans	118.4	112.9	113.4

(1)	Quarter-to-date, annualized

Credit Quality

HSBC intends, subject to receipt of regulatory and other approvals, to hold our private label credit card receivables within HSBC’s U.S. banking subsidiary. As a result, HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines will result in private label credit card receivables being charged off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC’s plans for ultimate collection on these receivables will therefore be demonstrably different from the current practice and may require different reserve requirements. As of June 30, 2003, we have not allocated any purchase price adjustment to owned loss reserves in contemplation of this change as the process for preparing regulatory approval requests for the movement of our private label card receivables to HSBC’s U.S. banking subsidiary has only recently been initiated. To the extent we proceed with this business plan, we currently estimate that such fair value adjustment to reflect the expected impact of the implementation of the regulatory guidelines would be an increase to owned loss reserves for such existing private label credit card receivables which were originated prior to March 29, 2003. We and HSBC are also evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary.

Delinquency—Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

	June 30, 2003	March 31, 2003	June 30, 2002(1)
Real estate secured	4.27%	4.13%	2.85%
Auto finance	2.48	2.74	2.98
MasterCard/Visa	6.90	7.71	6.06
Private label	6.06	6.55	6.51
Personal non-credit card	10.00	9.78	9.74

Total	5.51%	5.58%	4.69%

(1)	As discussed in our quarterly report on Form 10-Q for the quarter ended March 31, 2003, owned two-months-and-over contractual delinquency for personal non-credit card was overstated due to a calculation error. The correct percentages are included in the table above. The managed two-months-and-over contractual delinquency ratios reported for prior periods were correct.

Total owned delinquency decreased compared to the prior quarter. The increase in our real estate secured portfolio reflects the seasoning and maturation of the portfolio, the impact of first payment default repurchases from previous loan sales, and higher levels of receivables in the process of foreclosure. The decrease in auto finance delinquency reflects the positive impact of second quarter acquisitions from strategic alliances which were partially offset by seasonal increases. The decrease in MasterCard and Visa delinquency is consistent with historical seasonal trends. Lower private label delinquency was due in large part to a portfolio acquisition during the quarter.

Compared to a year ago, higher levels of new bankruptcy filings and continued softness of the economy, including higher unemployment, caused the overall rise in the delinquency ratio. A major contributor to the higher real estate secured delinquency ratio was reduced growth in the portfolio due to loan sales and reduced originations, especially in the fourth quarter of 2002.

Net Charge-offs of Consumer Receivables—Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

	June 30, 2003	March 31, 2003	June 30, 2002
Real estate secured	1.04%	1.14%	.94%
Auto finance	5.29	7.69	4.78
MasterCard/Visa	12.49	10.84	11.09
Private label	7.06	6.82	6.14
Personal non-credit card	11.04	10.06	9.97

Total	4.51%	4.39%	4.07%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.49%	1.56%	1.38%

The weakened economy caused the increase in charge-off ratios over both the previous and prior year quarters. Compared to the previous quarter, the decrease in auto finance charge-offs reflects improved seasonal trends and tightened credit standards on new originations and purchases over the last several months. Higher bankruptcies contributed to the increase in our MasterCard/Visa and personal non-credit card portfolios.

Compared to the prior year quarter, the increase in the charge-off ratio was primarily attributable to the weakened economy and higher bankruptcy filings. Charge-offs in our personal non-credit card portfolio increased more than most other products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn.

Owned Nonperforming Assets

(In millions)	June 30, 2003	March 31, 2003	June 30, 2002(1)
Nonaccrual receivables	$2,740.8	$2,607.2	$2,029.5
Accruing consumer receivables 90 or more days delinquent	813.3	850.2	723.0

Total nonperforming receivables	3,554.1	3,457.4	2,752.5
Real estate owned	482.2	441.4	449.8

Total nonperforming assets	$4,036.3	$3,898.8	$3,202.3

Credit loss reserves as a percent of nonperforming receivables	97.0%	95.4%	98.5%

(1)	As discussed in our quarterly report on Form 10-Q for the quarter ended March 31, 2003, nonaccrual receivables, total nonperforming receivables and total nonperforming assets for personal non-credit card receivables were overstated due to a calculation error. As a result, credit loss reserves as a percentage of nonperforming receivables was understated in those periods. The correct amounts are included in the table above. The managed nonperforming asset statistics reported for prior periods were correct.

The increase in nonaccrual receivables is primarily attributable to increases in our real estate secured and personal non-credit card portfolios. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and private label credit card receivables, consistent with industry practice. The increase in total nonperforming assets is attributable to growth in our owned portfolio as well as the weak economy.

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our restructuring policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collections and avoid foreclosure or repossession if reasonably possible. As summarized in the tables that follow, in the third quarter of 2003, we intend to implement certain changes to the restructuring policies that were disclosed in our 2002 Form 10-K. These changes are intended to eliminate and/or streamline exception provisions to our existing policies and will generally be effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 will generally be subject to the restructure and account management policies described in our 2002 Form 10-K. However, certain business units may, for ease of administration, elect to adopt uniform policies for all products regardless of the date an account was originated or acquired. Though we anticipate that these changes may result in some short term increase in delinquency which may lead to higher charge-offs, we do not expect the changes to have a significant impact on our business model or on our results of operations as these changes will generally be phased in as new receivables are originated or acquired.

Approximately two-thirds of all restructured receivables are secured products, which may have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

The main criteria for our restructuring policies and practices vary by product and are described in the table that follows. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). As indicated, our account management policies and practices are designed to manage customer relationships and to help maximize collection opportunities. We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.

Changes to general policies and practices will be implemented with respect to various products during the third quarter of 2003 and, generally, will apply to loans originated or acquired in 2003. In the policies summarized below, “hardship restructures” and “workout restructures” refer to situations in which the payment and/or interest rate may be modified on a temporary or permanent basis. In each case, the contractual delinquency status is reset to current. “External debt management plans” refers to situations in which consumers receive assistance in negotiating or scheduling debt repayment through public or private agencies such as Consumers Credit Counseling Services.

Restructuring Policies and Practices In Effect as of June 30, 2003 (1) (2)	Changes to Existing Restructuring Policies and Practices Being Implemented in the Third Quarter 2003(1)(2)
REAL ESTATE SECURED	REAL ESTATE SECURED

Real Estate – Overall

•   An account may be restructured if we receive two qualifying payments within the 60 days preceding the restructure; we may restructure accounts in hardship, disaster or strike situations with one qualifying payment or no payments

•   Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

•   Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be restructured

•   Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/disaster/strike, accounts are generally limited to one restructure every 12 months

•   Accounts generally are not eligible for restructure until on books for at least six months

Real Estate – Overall

•   Accounts in workout situations may be restructured with the equivalent of two qualifying payments

•   Except bankruptcy reaffirmation and filed Chapter 13 plans, generally an account will not be restructured more than once in a 12 month period

•   Accounts will be limited to four restructures in a rolling 60 month period

•   Customers affected by a disaster may be allowed to skip a payment

Real Estate – Consumer Lending • Accounts that agree to pay by automatic withdrawal are generally restructured with one qualifying payment	Real Estate – Consumer Lending • Accounts will generally not be eligible for restructure until nine months after origination

Real Estate – Mortgage Services(3) • Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition

AUTO FINANCE

•   Accounts may be extended if we receive one qualifying payment within the 60 days preceding the extension

•   Accounts may be extended no more than three months at a time and by no more than three months in any 12-month period

•   Extensions are limited to six months over the contractual life

•   Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

AUTO FINANCE

•   Extensions will generally require two qualifying payments within the 60 days preceding the extension

•   Accounts will be limited to four extensions in a rolling 60 month period, but in no case will an account be extended more than a total of six months over the life of the account

•   Extensions will be limited to one every six months

•   Accounts will not be eligible for extensions until on books for at least six months

Restructuring Policies and Practices In Effect as of June 30, 2003 (1) (2)	Changes to Existing Restructuring Policies and Practices Being Implemented in the Third Quarter 2003(1)(2)

MASTERCARD AND VISA

•    Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment

•    Generally, accounts may be restructured once every six months

MASTERCARD AND VISA • No changes

PRIVATE LABEL

•    An account may generally be restructured if we receive one or more qualifying payments, depending upon the merchant

•    Restructuring is limited to once every six months (or longer, depending upon the merchant) for revolving accounts and once every 12 months for closed-end accounts

PRIVATE LABEL

•    Accounts originated after October 1, 2002 for certain merchants require two or three qualifying payments, except accounts in an approved, external debt management program may be restructured upon receipt of one qualifying payment.

•    Accounts must be on the books for nine months and we must receive the equivalent of two qualifying payments within the 60 days preceding the restructure

•    Accounts are not eligible for subsequent restructure until 12 months after a prior restructure and upon our receipt of three qualifying payments within the 90 days preceding the restructure

PERSONAL NON-CREDIT CARD

•    Accounts may be restructured if we receive one qualifying payment within the 60 days preceding the restructure; may restructure accounts in a hardship/disaster/strike situation with one qualifying payment or no payments

•    If an account is never more than 90 days delinquent, it may generally be restructured up to three times per year

•    If an account is ever more than 90 days delinquent, it may be restructured with one qualifying payment no more than four times over its life; however, generally the account may thereafter be restructured if two qualifying payments are received

•    Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments

PERSONAL NON-CREDIT CARD

•    Accounts require at least two qualifying payments within the 60 days preceding the restructure

•    Accounts in a strike situation require two qualifying payments to be restructured

•    Accounts in a disaster situation may be allowed to skip a payment

•    Accounts will be limited to one restructure every six months

•    Accounts will be limited to four restructures in a rolling 60 month period

•    Accounts will not be eligible for restructure until six months after origination

(1)

We employ account restructuring and other account management policies and practices as flexible account management tools. In addition to variances in criteria by product, criteria may also vary within a product line (for example, in our private label credit card business, criteria may vary from merchant to merchant). Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	Generally, policy changes will not be applied to the entire portfolio on the date of implementation and may be applied to new, or recently originated or acquired accounts. However, for ease of administration, certain business units may elect to adopt uniform policies for all products regardless of the date an account was originated or acquired. Unless otherwise noted, the revisions to the restructure policies and practices implemented in the third quarter 2003 will generally be applied only to accounts originated or acquired after January 1, 2003 and the policies and practices in effect as of June 30, 2003 are effective for all accounts originated or acquired prior to January 1, 2003. Though we anticipate that the changes implemented in the third quarter 2003 may result in some short term increase in delinquency that may lead to higher charge-offs, we do not expect the changes to have a significant impact on our business model or results of operations as these changes will generally be phased in as receivables are originated or acquired.
(3)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

In addition to our restructuring policies and practices, we employ other account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships and maximize collections. These can include, at our discretion, actions such as extended payment arrangements, Credit Card Services approved external debt management plans, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically enter into forbearance agreements, extended payment and modification arrangements or deferments with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an extra amount in connection with making future payments. In some cases, a forbearance agreement as well as extended payment or modification arrangements, deferments, Credit Card Services approved external debt management plans, or loan rewrites may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer the account status may be reversed and collection action resumed. When we use one of these account management techniques, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

The tables below summarize approximate restructuring statistics in our managed basis portfolio as of June 30, 2003 and March 31, 2003 and in Household International’s domestic managed basis portfolio as of June 30, 2002. We did not track separate restructure statistics for any period prior to the year ended December 31, 2002. Our restructure statistics are compiled using certain assumptions and estimates and we continue to enhance our ability to capture restructure data across all business units. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices and that our data capture methodologies will be enhanced over time, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

Total Restructured by Restructure Period(1) (Managed Basis)	June 30, 2003	March 31, 2003	June 30, 2002
Never restructured	83.7%	83.3%	83.3%
Restructured:
Restructured in the last 6 months	7.2	7.5	7.4
Restructured in the last 7-12 months	3.8	3.6	5.1
Previously restructured beyond 12 months	5.3	5.6	4.2

Total ever restructured	16.3	16.7	16.7

Total	100.0%	100.0%	100.0%

Total Restructured by Product(1) (Managed Basis)	June 30, 2003	March 31, 2003	June 30, 2002
(In millions)
Real estate secured	$9,225.0	$9,163.4	$9,045.1
Auto finance	1,360.1	1,247.7	1,094.1
MasterCard/Visa	579.6	549.2	519.7
Private label	1,146.3	1,225.8	1,233.4
Personal non-credit card	4,202.3	4,127.5	4,352.8

Total	$16,513.3	$16,313.6	$16,245.1

	June 30, 2003	March 31, 2003	June 30, 2002
(As a percent of managed receivables)
Real estate secured	19.2%	20.0%	19.1%
Auto finance	17.3	16.9	15.9
MasterCard/Visa	3.5	3.4	3.4
Private label	8.3	9.6	10.5
Personal non-credit card	26.8	25.8	27.1

Total	16.3%	16.7%	16.7%

(1)	Excludes commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).

The amount of managed receivables in forbearance, modification, Credit Card Services approved external debt management plans, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured statistics above was approximately $1.1 billion or 1.0 percent of managed receivables at June 30, 2003, $1.0 billion or 0.9 percent of managed receivables at March 31, 2003 and approximately $700 million or 0.7 percent of managed receivables at June 30, 2002.

Item 4.   Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household Finance Corporation (including its consolidated subsidiaries) required to be included in this Form 10-Q.

There have been no significant changes in our internal and disclosure controls or in other factors which could significantly affect internal and disclosure controls subsequent to the date that we carried out our evaluation.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Selected Debt Securities Ratings.

(b)	Reports on Form 8-K

During the second quarter of 2003, the Registrant filed the following Current Reports on Form 8-K:

•	Report filed May 5, 2003 with respect to a Prospectus relating to the offering of $10,000,000,000 aggregate amount of HFC InterNotes(SM).

•	Report filed May 8, 2003 with respect to a slide presentation of representatives of Household Finance Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION (Registrant)

Date: August 4, 2003	By: /S/ STEVEN L. MCDONALD
Steven L. McDonald Executive Vice President and Chief Accounting Officer and Controller (as principal financial officer)

EXHIBIT INDEX

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Selected Debt Securities Ratings.