Form 10-Q
period 2003-09-30
HOUSEHOLD FINANCE CORP
filed 2003-11-14
CIK 48681

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At October 31, 2003, there were 1,000 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002	March 29 through Sept. 30, 2003	January 1 through March 28, 2003	Nine months ended Sept. 30, 2002
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
(In millions)	(Note 2)	(Note 2)	(Note 2)	(Note 2)	(Note 2)
Finance and other interest income	$2,357.1	$2,399.7	$4,721.0	$2,266.9	$6,855.4
Interest expense	455.5	792.9	927.1	784.6	2,286.4

Net interest margin	1,901.6	1,606.8	3,793.9	1,482.3	4,569.0
Provision for credit losses on owned receivables	922.5	901.0	1,933.5	920.7	2,508.2

Net interest margin after provision for credit losses	979.1	705.8	1,860.4	561.6	2,060.8

Securitization revenue	373.5	505.7	654.8	413.2	1,461.5
Insurance revenue	128.3	131.2	256.8	118.8	397.1
Investment income	34.0	43.5	66.7	75.8	126.9
Fee income	279.4	244.0	526.6	270.6	607.5
Other income	33.1	125.7	160.2	231.6	342.3

Total other revenues	848.3	1,050.1	1,665.1	1,110.0	2,935.3

Salaries and fringe benefits	409.9	373.0	827.0	378.1	1,121.4
Sales incentives	72.1	57.3	151.9	34.8	173.1
Occupancy and equipment expense	75.5	74.6	158.5	77.9	223.4
Other marketing expenses	130.9	126.0	265.5	127.5	377.9
Other servicing and administrative expenses	228.5	196.6	456.5	268.6	552.6
Amortization of acquired intangibles	74.2	12.7	148.2	12.3	45.1
Policyholders’ benefits	72.6	85.6	153.4	71.1	232.2
Settlement charge and related expenses	—	525.0	—	—	525.0

Total costs and expenses	1,063.7	1,450.8	2,161.0	970.3	3,250.7

Income before income taxes	763.7	305.1	1,364.5	701.3	1,745.4
Income taxes	262.7	98.4	468.7	240.6	590.9

Net income	$501.0	$206.7	$895.8	$460.7	$1,154.5

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Successor)	(Predecessor)
(In millions, except share data)	(Note 2)	(Note 2)
ASSETS
Cash	$249.7	$667.9
Investment securities	6,470.6	6,707.6
Receivables, net	82,786.2	74,828.4
Acquired intangibles, net	2,701.1	386.4
Goodwill	2,159.4	1,117.7
Properties and equipment, net	376.6	403.1
Real estate owned	539.2	423.9
Derivative financial assets	1,934.0	1,805.0
Other assets	2,189.5	2,032.9

Total assets	$99,406.3	$88,372.9

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt:
Due to affiliates	$2,759.2	$86.9
Commercial paper, bank and other borrowings	7,845.7	4,143.3
Senior and senior subordinated debt (with original maturities over one year)	71,603.1	70,275.6

Total debt	82,208.0	74,505.8
Insurance policy and claim reserves	1,154.8	890.9
Derivative related liabilities	277.2	1,087.5
Other liabilities	2,643.2	1,847.2

Total liabilities	86,283.2	78,331.4

Common shareholder’s equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding, and additional paid-in capital	12,076.1	3,790.8
Retained earnings	895.8	6,642.4
Accumulated other comprehensive income (loss)	151.2	(391.7)

Total common shareholder’s equity	13,123.1	10,041.5

Total liabilities and shareholder’s equity	$99,406.3	$88,372.9

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 29 through Sept. 30, 2003	January 1 through March 28, 2003	Nine months ended Sept. 30, 2002
	(Successor)	(Predecessor)	(Predecessor)
(In millions)	(Note 2)	(Note 2)	(Note 2)
CASH PROVIDED BY OPERATIONS
Net income	$895.8	$460.7	$1,154.5
Adjustments to reconcile net income to cash provided by operations:
Provision for credit losses on owned receivables	1,933.5	920.7	2,508.2
Insurance policy and claim reserves	(92.6)	65.3	(8.9)
Depreciation and amortization	203.9	46.1	147.4
Interest-only strip receivables, net change	264.7	32.4	(93.4)
Other, net	40.0	46.6	1,702.5

Cash provided by operations	3,245.3	1,571.8	5,410.3

INVESTMENTS IN OPERATIONS
Investment securities:
Purchased	(2,579.6)	(981.4)	(3,640.8)
Matured	1,897.8	534.5	1,330.6
Sold	470.3	768.4	488.6
Short-term investment securities, net change	389.6	(203.2)	(2,504.1)
Receivables:
Originations, net	(26,724.9)	(7,758.2)	(32,707.6)
Purchases and related premiums	(1,597.6)	(129.0)	(2,405.4)
Initial and fill-up securitizations	18,240.8	7,234.4	25,563.5
Whole loan sales	—	—	1,959.5
Properties and equipment purchased	(62.2)	(16.0)	(93.6)
Properties and equipment sold	—	.1	12.8

Cash decrease from investments in operations	(9,965.8)	(550.4)	(11,996.5)

FINANCING AND CAPITAL TRANSACTIONS
Short-term debt, net change	5,009.2	(1,306.8)	(4,865.7)
Due to affiliates, net change	3,299.6	(627.3)	(3,384.1)
Senior and senior subordinated debt issued	9,276.6	4,232.8	24,565.2
Senior and senior subordinated debt retired	(10,955.9)	(3,566.1)	(9,325.9)
Policyholders’ benefits paid	(58.5)	(26.8)	(73.2)
Cash received from policyholders	4.0	.1	—
Dividends paid to Parent Company	—	—	(300.0)

Cash increase (decrease) from financing and capital transactions	6,575.0	(1,294.1)	6,616.3

Increase (decrease) in cash	(145.5)	(272.7)	30.1
Cash at beginning of period	395.2	667.9	553.1

Cash at end of period	$249.7	$395.2	$583.2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,417.3	$754.9	$2,190.8
Income taxes paid	550.0	147.7	671.3

SUPPLEMENTAL NON-CASH FINANCING AND CAPITAL ACTIVITIES
Push-down of purchase price by Parent Company (Note 2)	—	$12,076.1	—

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

In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to March 28, 2003. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability to our “successor” periods. Results for the periods ended September 30, 2003 should not be considered indicative of the results for any future quarters or the year ending December 31, 2003.

The purchase price paid by HSBC for Household International plus related purchase accounting adjustments was valued at approximately $14.6 billion. Of this amount, approximately $12.1 billion has been assigned to HFC and is presented as “Additional paid-in capital” in the accompanying condensed consolidated balance sheet.

As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. During the second quarter, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Additional adjustments were made in the third quarter, including adjustments to accumulated other comprehensive income. As of September 30, 2003, our fair value estimates have resulted in recording approximately $2.2 billion of goodwill and $2.9 billion of acquired intangibles. Additionally, as of September 30, 2003, net fair value adjustments, before amortization, of approximately $.5 billion have been made to increase assets and approximately $2.5 billion to increase liabilities to fair value. These fair value adjustments represent current estimates and are subject to further adjustment. None of the goodwill is expected to be deductible for tax purposes.

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

3.  Investment Securities

Investment securities consisted of the following available-for-sale investments:

	September 30, 2003		December 31, 2002
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$2,052.5	$2,092.6	$2,030.4	$2,107.6
Money market funds	498.5	498.5	1,610.5	1,610.5
Time deposits	410.1	410.1	46.3	46.3
U.S. government and federal agency debt securities	2,172.4	2,174.6	1,804.4	1,820.8
Marketable equity securities	19.5	22.5	28.6	19.8
Non-government mortgage backed securities	406.6	406.8	655.6	664.0
Other	822.0	824.7	375.7	388.3

Subtotal	6,381.6	6,429.8	6,551.5	6,657.3
Accrued investment income	40.8	40.8	50.3	50.3

Total available-for-sale investments	$6,422.4	$6,470.6	$6,601.8	$6,707.6

4.  Receivables

Receivables consisted of the following:

(In millions)	September 30, 2003	December 31, 2002
Real estate secured	$50,708.7	$44,052.1
Auto finance	3,704.6	2,028.1
MasterCard(1)/Visa(1)	8,200.8	7,600.2
Private label	9,903.6	9,365.2
Personal non-credit card	10,970.4	11,706.9
Commercial and other	404.2	457.2

Total owned receivables	83,892.3	75,209.7
Purchase accounting fair value adjustments	417.4	—
Accrued finance charges	1,445.2	1,446.7
Credit loss reserve for owned receivables	(3,549.7)	(3,156.9)
Unearned credit insurance premiums and claims reserves	(487.5)	(632.7)
Interest-only strip receivables	918.2	1,083.3
Amounts due and deferred from receivable sales	150.3	878.3

Total owned receivables, net	82,786.2	74,828.4
Receivables serviced with limited recourse	22,982.5	23,422.2

Total managed receivables, net	$105,768.7	$98,250.6

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the acquisition date.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,842.5 million at September 30, 2003 and $1,638.3 million at December 31, 2002. Interest-only strip receivables also included fair value mark-to-market adjustments to accumulated other comprehensive income of $132.0 million at September 30, 2003 and $356.8 million at December 31, 2002.

Receivables serviced with limited recourse consisted of the following:

(In millions)	September 30, 2003	December 31, 2002
Real estate secured	$214.1	$456.3
Auto finance	4,699.6	5,418.6
MasterCard/Visa	9,263.0	9,272.5
Private label	4,261.4	3,577.1
Personal non-credit card	4,544.4	4,697.7

Total	$22,982.5	$23,422.2

The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

(In millions)	September 30, 2003	December 31, 2002
Real estate secured	$50,922.8	$44,508.4
Auto finance	8,404.2	7,446.7
MasterCard/Visa	17,463.8	16,872.7
Private label	14,165.0	12,942.3
Personal non-credit card	15,514.8	16,404.6
Commercial and other	404.2	457.2

Total	$106,874.8	$98,631.9

5.  Credit Loss Reserves

An analysis of credit loss reserves for the three and nine months ended September 30 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2003	2002	2003	2002
Owned receivables:
Credit loss reserves at beginning of period	$3,449.2	$2,711.4	$3,156.9	$2,440.6
Provision for credit losses	922.5	901.0	2,854.2	2,508.2
Charge-offs	(909.0)	(810.9)	(2,722.2)	(2,293.3)
Recoveries	69.7	52.1	181.9	158.9
Other, net	17.3	8.2	78.9	47.4

Credit loss reserves for owned receivables at September 30	3,549.7	2,861.8	3,549.7	2,861.8

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	1,854.8	1,281.8	1,638.3	1,062.1
Provision for credit losses	397.5	482.1	1,369.0	1,302.5
Charge-offs	(442.7)	(343.6)	(1,258.6)	(1,007.2)
Recoveries	22.8	19.6	63.7	64.0
Other, net	10.1	9.5	30.1	28.0

Credit loss reserves for receivables serviced with limited recourse at September 30	1,842.5	1,449.4	1,842.5	1,449.4

Total credit loss reserves for managed receivables at September 30	$5,392.2	$4,311.2	$5,392.2	$4,311.2

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Approximately two-thirds of all restructured receivables are secured products which may have less loss severity exposure because of the underlying collateral. In addition, loss reserves on consumer receivables reflect our assessment of portfolio risk factors which may not be fully reflected in the statistical calculation which uses roll rates. Roll rates are a form of migration analysis which is a technique used to estimate the likelihood that a loan will progress through the various delinquency buckets and ultimately charge off. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions and current levels of charge-offs and delinquencies. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate.

Subject to receipt of regulatory and other approvals, HSBC currently intends to hold our private label credit card receivables within HSBC’s U.S. banking subsidiary. HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines would result in private label credit card receivables being charged off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC’s plans for ultimate collection on these receivables would therefore be different from the current practice and would require different reserve requirements. We and HSBC are also evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary, including certain real estate secured loans and certain MasterCard and Visa receivables. The process for obtaining regulatory approval requests is still ongoing. We do not anticipate that we will allocate any purchase price adjustment to owned loss reserves as the regulatory guidelines are implemented.

6.  Acquired Intangibles

Acquired intangibles consisted of the following:

(In millions) September 30, 2003	Gross	Accumulated Amortization	Carrying Value
Purchased credit card relationships and related programs	$1,272.0	$80.4	$1,191.6
Retail Services merchant relationships	270.1	28.2	241.9
Other loan related relationships	326.1	22.2	303.9
Trade names	700.0	—	700.0
Technology, customer lists and other contracts	281.0	17.3	263.7

Acquired intangibles	$2,849.2	$148.1	$2,701.1

(In millions) December 31, 2002	Gross	Accumulated Amortization	Carrying Value
Purchased credit card relationships	$1,027.3	$659.5	$367.8
Other intangibles	26.5	7.9	18.6

Acquired intangibles	$1,053.8	$667.4	$386.4

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

(In millions) Year ending December 31,
2003	$233.6
2004	318.8
2005	298.1
2006	290.7
2007	273.0

7.  Income Taxes

For the quarter, our effective tax rate was 34.4 percent in 2003 (successor) and 32.3 percent in 2002 (predecessor). Our effective tax rate was 34.3 percent for the period March 29 through September 30, 2003 (successor); 34.3 percent for the period January 1 through March 28, 2003 (predecessor); and 33.9 percent for the nine months ended September 30, 2002 (predecessor).

The effective tax rates for the quarter and nine months ended September 30, 2002 were positively impacted by the settlement charge and related expenses. Excluding this charge of $525.0 million, which resulted in a $191.8 million tax benefit, our effective tax rate was 35.0 percent for the quarter and 34.5 percent for the nine months ended September 30, 2002.

The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.  Transactions with Affiliates

We periodically advance funds to Household International, Inc. and affiliates or receive amounts in excess of our Parent Company’s current requirements. Additionally, beginning in the second quarter of 2003, we received funding from affiliates of HSBC. This funding was at rates comparable to those that would be made with unaffiliated parties. Net amounts due to affiliates were $2.8 billion at September 30, 2003 and $86.9 million at December 31, 2002. Included in the September 30, 2003 balance was $3.9 billion in funding from HSBC affiliates.

In 2003, net interest expense on affiliated balances was $5.9 million for the third quarter (successor), $2.3 million for the period January 1 through March 28 (predecessor) and $7.3 million for the period March 29, 2003 through September 30, 2003 (successor).

In 2002, net interest income (expense) on affiliated balances was $2.7 million for the third quarter (predecessor) and ($8.6) million for the nine months ended September 30 (predecessor).

During the third quarter of 2003, we implemented a $2.5 billion revolving credit facility with HSBC and began utilizing an affiliate, HSBC Bank USA, as the primary provider of new derivative products. At September 30, 2003, we had derivative contracts with a notional value of approximately $16.2 billion outstanding with this affiliate. Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC Bank USA, making them our primary counterparty in derivative transactions.

9.  Comprehensive Income

In 2003, comprehensive income was $512.7 million for the third quarter (successor), $1,047.0 million for the period March 29 through September 30 (successor) and $543.1 million for the period January 1 through March 28 (predecessor).

In 2002, comprehensive income was $19.5 million for the third quarter (predecessor) and $1,114.1 million for the nine months ended September 30 (predecessor).

The components of accumulated other comprehensive income (loss) were as follows:

	September 30, 2003	December 31, 2002
(In millions)	(Successor)	(Predecessor)
Unrealized gains (losses) on cash flow hedging instruments	$31.5	$(685.0)
Unrealized gains on investments and interest-only strip receivables	112.7	292.9
Foreign currency translation adjustments	7.0	.4

Accumulated other comprehensive income (loss)	$151.2	$(391.7)

The balances associated with the components of accumulated other comprehensive income (loss) on a “predecessor” basis were eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began.

10.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003 and is effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003. We adopted Interpretation No. 46 in the second quarter of 2003. This adoption did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement Number 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidelines are to be applied prospectively. The provisions of SFAS No.149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

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

Income statement information included in the table for the nine months ended September 30, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to September 30, 2003 (the “successor period”) in order to present “combined” financial results for the nine months ended September 30, 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

Reportable Segments—Managed Basis

(In millions)	Consumer	All Other	Totals	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
Three months ended September 30, 2003
Net interest margin	$2,388.4	$188.8	$2,577.2	—		$2,577.2	$(675.6	)(4)	$1,901.6
Fee income	468.6	2.5	471.1	—		471.1	(191.7	)(4)	279.4
Other revenues, excluding fee income	44.9	90.1	135.0	$(35.9	)(1)	99.1	469.8	(4)	568.9
Intersegment revenues	33.3	2.6	35.9	(35.9	)(1)	—	—		—
Provision for credit losses	1,319.8	(2.0)	1,317.8	2.2	(2)	1,320.0	(397.5	)(4)	922.5
Net income	438.8	86.5	525.3	(24.3)		501.0	—		501.0
Operating net income (6)	438.8	86.5	525.3	(24.3)		501.0	—		501.0
Receivables	105,945.6	929.2	106,874.8	—		106,874.8	(22,982.5	)(5)	83,892.3
Assets	110,832.4	19,691.6	130,524.0	(8,135.2	)(3)	122,388.8	(22,982.5	)(5)	99,406.3

Three months ended September 30, 2002
Net interest margin	$2,183.7	$34.8	$2,218.5	—		$2,218.5	$(611.7	)(4)	$1,606.8
Fee income	407.8	1.3	409.1	—		409.1	(165.1	)(4)	244.0
Other revenues, excluding fee income	367.2	189.6	556.8	$(45.4	)(1)	511.4	294.7	(4)	806.1
Intersegment revenues	45.6	(.2)	45.4	(45.4	)(1)	—	—		—
Provision for credit losses	1,351.8	28.6	1,380.4	2.7	(2)	1,383.1	(482.1	)(4)	901.0
Net income	174.6	62.6	237.2	(30.5)		206.7	—		206.7
Operating net income (6)	507.8	62.6	570.4	(30.5)		539.9	—		539.9
Receivables	93,506.4	1,175.2	94,681.6	—		94,681.6	(21,830.6	)(5)	72,851.0
Assets	99,201.0	17,245.1	116,446.1	(8,216.7	)(3)	108,229.4	(21,830.6	)(5)	86,398.8

Nine months ended September 30, 2003
Net interest margin	$6,917.5	$399.8	$7,317.3	—		$7,317.3	$(2,041.1	)(4)	$5,276.2
Fee income	1,305.3	5.7	1,311.0	—		1,311.0	(513.8	)(4)	797.2
Other revenues, excluding fee income	291.8	612.6	904.4	$(112.4	)(1)	792.0	1,185.9	(4)	1,977.9
Intersegment revenues	104.9	7.5	112.4	(112.4	)(1)	—	—		—
Provision for credit losses	4,217.0	.7	4,217.7	5.5	(2)	4,223.2	(1,369.0	)(4)	2,854.2
Net income	1,062.4	369.4	1,431.8	(75.3)		1,356.5	—		1,356.5
Operating net income (6)	1,062.4	369.4	1,431.8	(75.3)		1,356.5	—		1,356.5

Nine months ended September 30, 2002
Net interest margin	$6,266.8	$131.4	$6,398.2	—		$6,398.2	$(1,829.2	)(4)	$4,569.0
Fee income	1,087.7	5.3	1,093.0	—		1,093.0	(485.5	)(4)	607.5
Other revenues, excluding fee income	788.2	670.6	1,458.8	$(143.2	)(1)	1,315.6	1,012.2	(4)	2,327.8
Intersegment revenues	142.3	.9	143.2	(143.2	)(1)	—	—		—
Provision for credit losses	3,781.2	48.5	3,829.7	(19.0	)(2)	3,810.7	(1,302.5	)(4)	2,508.2
Net income	931.6	301.8	1,233.4	(78.9)		1,154.5	—		1,154.5
Operating net income (6)	1,264.8	301.8	1,566.6	(78.9)		1,487.7	—		1,487.7

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.

(3)	Eliminates investments in subsidiaries and intercompany borrowings.

(4)	Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.

(5)	Represents receivables serviced with limited recourse.

(6)	This non-GAAP financial measure is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. Operating net income excludes the settlement charge and related expenses of $333.2 million (after-tax) in the three and nine months ended September 30, 2002. See “Reconciliation to GAAP Financial Measures” in Management’s Discussion and Analysis for additional discussion and quantitative reconciliations to GAAP basis net income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

Financial Highlights

(Dollar amounts are in millions)	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002		Combined nine months ended Sept. 30, 2003	Nine months ended Sept. 30, 2002
Net income	$501.0	$206.7	(1)	$1,356.5	$1,154.5	(1)
Net interest margin	1,901.6	1,606.8		5,276.2	4,569.0
Provision for credit losses on owned receivables	922.5	901.0		2,854.2	2,508.2
Owned Basis Ratios:
Return on average owned assets	2.06%	.96	%(1)	1.91%	1.92	%(1)
Return on average common shareholder’s equity	15.6	8.4	(1)	15.3	16.1	(1)
Net interest margin	8.75	8.22		8.41	8.31
Consumer net charge-off ratio, annualized	4.12	4.19		4.33	4.08
Reserves as a percentage of net charge-offs, annualized	105.7	94.3		104.8	100.6
Efficiency ratio (2)	37.0	53.1	(1)	37.1	41.5	(1)
Managed Basis Ratios: (3)
Return on average managed assets	1.67%	.77	%(1)	1.54%	1.53	%(1)
Net interest margin	9.41	8.95		9.17	9.11
Consumer net charge-off ratio, annualized	4.84	4.64		4.94	4.55
Reserves as a percentage of net charge-offs, annualized	107.1	99.5		108.3	105.1
Efficiency ratio (2)	32.2	44.7	(1)	31.6	35.2	(1)

	Owned Basis			Managed Basis (3)
(Dollar amounts are in millions)	Sept. 30, 2003	December 31, 2002		Sept. 30, 2003	December 31, 2002
Total assets	$99,406.3	$88,372.9		$122,388.8	$111,795.1
Receivables	83,892.3	75,209.7		106,874.8	98,631.9
Two-month-and-over contractual delinquency ratio	5.46%	5.38%		5.44%	5.29%
Reserves as a percentage of receivables	4.23	4.20		5.05	4.86
Reserves as a percentage of nonperforming loans	94.5	97.6		113.3	114.7
Common equity to assets	13.20	11.36		10.72	8.98
Tangible shareholder’s equity to tangible managed assets (4)	n/a	n/a		7.47	8.70

(1)	The following non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. For the three and nine months ended September 30, 2002, the operating results, percentages and ratios exclude the $333.2 million, after-tax, settlement charge and related expenses. See “Reconciliation to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002	Combined nine months ended Sept. 30, 2003	Nine months ended Sept. 30, 2002
Operating net income (in millions)	$501.0	$539.9	$1,356.5	$1,487.7
Return on average owned assets	2.06%	2.52%	1.91%	2.47%
Return on average common shareholder’s equity	15.6	21.7	15.3	20.6
Owned basis efficiency ratio (2)	37.0	32.7	37.1	34.3
Return on average managed assets	1.67	2.02	1.54	1.97
Managed basis efficiency ratio (2)	32.2	27.5	31.6	29.1

(2)	Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.

(3)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Reconciliation to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

(4)	Tangible shareholder’s equity to tangible managed assets (“TETMA”) is a non-GAAP financial ratio that, when calculated for Household International, is used by certain rating agencies as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. Common equity to total owned assets is the most directly comparable GAAP financial measure. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 9.28 percent at September 30, 2003. See “Reconciliation to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

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

Reconciliation to GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP financial results reported in our consolidated financial statements, Management’s Discussion and Analysis includes reference to the following information which is presented on a non-GAAP basis:

Operating Results, Percentages and Ratios    Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring expenses. These nonrecurring expenses are also excluded in calculating our “normalized” efficiency ratios. We believe that excluding nonrecurring items helps readers of our financial statements to better understand the results and trends of our underlying business.

A reconciliation of net income to operating net income follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
(In millions)
Net income	$501.0	$206.7	$1,356.5	$1,154.5
Settlement charge and related expenses, after-tax	—	333.2	—	333.2

Operating net income	$501.0	$539.9	$1,356.5	$1,487.7

Net income during both the quarter and nine months ended September 30, 2003 were positively impacted by purchase accounting adjustments and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133 due to the merger. Amortization of purchase accounting adjustments increased net income by $32.1 million for the quarter and $78.5 million for the nine months ended September 30, 2003. The loss of the shortcut method of accounting for our interest rate swaps also increased net income by $4.4 million for the quarter and $51.7 million for the nine months ended September 30, 2003. During the third quarter, we completed the restructure of substantially all of our interest rate swap portfolio to regain use of the shortcut method of accounting and reduce the potential volatility of future earnings.

Managed Basis Reporting    We monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage and evaluate our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results, and make decisions about allocating resources such as employees and capital on a managed basis.

When reporting on a managed basis, net interest margin, provision for credit losses and fee income related to receivables securitized and sold are reclassified from securitization revenue in our owned statements of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.

Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information, which enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio, is important to understanding the quality of originations and the related credit risk inherent in our owned portfolio. See Note 11 to the accompanying condensed consolidated financial statements, “Segment Reporting,” for a reconciliation of managed basis net interest margin, fee income and provision for credit losses to the comparable owned basis amounts. See Note 4 to the accompanying condensed consolidated financial statements, “Receivables,” for a reconciliation of our owned loan portfolio by product to our managed loan portfolio.

Reconciliations between owned basis GAAP reported amounts and non-GAAP operating basis and managed basis amounts are as follows:

	Three Months Ended		Nine Months Ended
(Dollar amounts are in millions)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Return on Average Assets:
Net income	$501.0	$206.7	$1,356.5	$1,154.5
Operating net income	501.0	539.9	1,356.5	1,487.7
Average assets:
Owned	$97,237.9	$85,850.3	$94,753.5	$80,284.6
Serviced with limited recourse	22,570.4	20,877.6	22,666.4	20,374.7

Managed	$119.808.3	$106,727.9	$117,419.9	$100,659.3

Return on average owned assets	2.06%	.96%	1.91%	1.92%
Return on average owned assets, operating basis	2.06	2.52	1.91	2.47
Return on average managed assets	1.67	.77	1.54	1.53
Return on average managed assets, operating basis	1.67	2.02	1.54	1.97

Return on Average Common Shareholder’s Equity:
Net income	$501.0	$206.7	$1,356.5	$1,154.5
Operating net income	501.0	539.9	1,356.5	1,487.7
Average common shareholder’s equity	12,874.6	9,893.3	11,832.3	9,591.1
Return on average common shareholder’s equity	15.6%	8.4%	15.3%	16.1%
Return on average common shareholder’s equity, operating basis	15.6	21.7	15.3	20.6

	Three months ended September 30, 2003			Three months ended September 30, 2002
(Dollar amounts are in millions)	Owned	Serviced with Limited Recourse	Managed	Owned	Serviced with Limited Recourse	Managed
Net interest margin:
Net interest margin	$1,901.6	$675.6	$2,577.2	$1,606.8	$611.7	$2,218.5
Average interest-earning assets	86,978.4	22,570.4	109,548.8	78,232.5	20,877.6	99,110.1

Net interest margin, annualized	8.75%	11.97%	9.41%	8.22%	11.72%	8.95%

Consumer net charge-offs:
Consumer net charge-offs	$836.9	$419.9	$1,256.8	$759.2	$324.0	$1,083.2
Average consumer receivables	81,339.2	22,570.4	103,909.6	72,549.9	20,877.6	93,427.6

Consumer net charge-off ratio, annualized	4.12%	7.44%	4.84%	4.19%	6.21%	4.64%

Reserves as a percentage of net charge-offs:
Reserves	$3,549.7	$1,842.5	$5,392.2	$2,861.8	$1,449.4	$4,311.2
Net charge-offs	839.3	419.9	1,259.2	758.8	324.0	1,082.8

Reserves as a percentage of net charge-offs, annualized	105.7%	109.7%	107.1%	94.3%	111.8%	99.5%

Efficiency ratio:
Total costs and expenses less policyholders’ benefits	$991.1	—	$991.1	$1,365.2	—	$1,365.2
Settlement charge and related expenses	—	—	—	525.0	—	525.0

Total costs and expenses less policyholders’ benefits, operating basis	$991.1	—	$991.1	$840.2	—	$840.2
Net interest margin and other revenues less policyholders’ benefits	$2,677.3	$397.5	$3,074.8	$2,571.3	$482.1	$3,053.4

Efficiency ratio	37.0%		32.2%	53.1%		44.7%

Efficiency ratio, normalized	37.0%		32.2%	32.7%		27.5%

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
(Dollar amounts are in millions)	Owned	Serviced with Limited Recourse	Managed	Owned	Serviced with Limited Recourse	Managed
Net interest margin:
Net interest margin	$5,276.2	$2,041.1	$7,317.3	$4,569.0	$1,829.2	$6,398.2
Average interest-earning assets	83,699.3	22,666.4	106,365.7	73,292.3	20,374.7	93,667.0

Net interest margin, annualized	8.41%	12.01%	9.17%	8.31%	11.97%	9.11%

Consumer net charge-offs:
Consumer net charge-offs	$2,538.0	$1,194.8	$3,732.8	$2,136.1	$943.1	$3,079.2
Average consumer receivables	78,071.7	22,666.4	100,738.1	69,780.1	20,374.7	90,154.8

Consumer net charge-off ratio, annualized	4.33%	7.03%	4.94%	4.08%	6.17%	4.55%

Reserves as a percentage of net charge-offs:
Reserves	$3,549.7	$1,842.5	$5,392.2	$2,861.8	$1,449.4	$4,311.2
Net charge-offs	2,540.3	1,194.9	3,735.2	2,134.4	943.2	3,077.6

Reserves as a percentage of net charge-offs, annualized	104.8%	115.7%	108.3%	100.6%	115.3%	105.1%

Efficiency ratio:
Total costs and expenses less policyholders’ benefits	$2,906.8	—	$2,906.8	$3,018.5	—	$3,018.5
Settlement charge and related expenses	—	—	—	525.0	—	525.0

Total costs and expenses less policyholders’ benefits, operating basis	$2,906.8	—	$2,906.8	$2,493.5	—	$2,493.5
Net interest margin and other revenues less policyholders’ benefits	$7,826.8	$1,369.0	$9,195.8	$7,272.1	$1,302.5	$8,574.6

Efficiency ratio	37.1%		31.6%	41.5%		35.2%

Efficiency ratio, normalized	37.1%		31.6%	34.3%		29.1%

	September 30, 2003			December 31, 2002
(Dollar amounts are in millions)	Owned	Serviced with Limited Recourse	Managed	Owned	Serviced with Limited Recourse	Managed
Total assets	$99,406.3	$22,982.5	$122,388.8	$88,372.9	$23,422.2	$111,795.1
Total receivables	83,892.3	22,982.5	106,874.8	75,209.7	23,422.2	98,631.9
Two-month-and-over contractual delinquency:
Two-month-and-over contractual delinquency	$4,563.0	$1,227.6	$5,790.6	$4,024.8	$1,171.7	$5,196.5
Consumer receivables	83,521.9	22,982.5	106,504.4	74,792.5	23,422.2	98,214.7

Two-month-and-over contractual delinquency ratio	5.46%	5.34%	5.44%	5.38%	5.00%	5.29%

Reserves as a percentage of receivables:
Reserves	$3,549.7	$1,842.5	$5,392.2	$3,156.9	$1,638.3	$4,795.2
Receivables	83,892.3	22,982.5	106,874.8	75,209.7	23,422.2	98,631.9

Reserves as a percentage of receivables	4.23%	8.02%	5.05%	4.20%	6.99%	4.86%

Reserves as a percentage of nonperforming loans:
Reserves	$3,549.7	$1,842.5	$5,392.2	$3,156.9	$1,638.3	$4,795.2
Nonperforming loans	3,757.1	1,000.9	4,758.0	3,235.0	947.1	4,182.1

Reserves as a percentage of nonperforming loans	94.5%		113.3%	97.6%		114.7%

	June 30, 2003			September 30, 2002
(Dollar amounts are in millions)	Owned	Serviced with Limited Recourse	Managed	Owned	Serviced with Limited Recourse	Managed
Reserves as a percentage of receivables:
Reserves	$3,449.2	$1,854.8	$5,304.0	$2,861.8	$1,449.4	$4,311.2
Receivables	79,300.7	23,019.8	102,320.5	72,851.0	21,830.6	94,681.6

Reserves as a percentage of receivables	4.35%	8.06%	5.18%	3.93%	6.64%	4.55%

Reserves as a percentage of nonperforming loans:
Reserves	$3,449.2	$1,854.8	$5,304.0	$2,861.8	$1,449.4	$4,311.2
Nonperforming loans	3,554.1	924.0	4,478.1	2,917.5	812.4	3,729.9

Reserves as a percentage of nonperforming loans	97.0%		118.4%	98.1%		115.6%

	Three months ended June 30, 2003
(Dollar amounts are in millions)	Owned	Serviced with Limited Recourse	Managed
Reserves as a percentage of net charge-offs:
Reserves	$3,449.2	$1,854.8	$5,304.0
Net charge-offs	875.0	395.7	1,270.7

Reserves as a percentage of net charge-offs, annualized	98.5%	117.2%	104.4%

Equity Ratios    Tangible shareholder’s equity to tangible managed assets (“TETMA”) is a non-GAAP financial measure that, when calculated for Household International, is used by certain rating agencies as a measure to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common equity to owned assets.

We also monitor TETMA excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.

Equity ratios are calculated as follows:

(Dollar amounts are in millions)	September 30, 2003	June 30, 2003	December 31, 2002
Tangible shareholder’s equity:
Common shareholder’s equity	$13,123.1	$12,511.5	$10,041.5
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(31.5)	93.2	685.0
Unrealized gains on investments and interest-only strip receivables	(112.7)	(127.4)	(292.9)
Acquired intangibles	(2,701.1)	(2,775.3)	(386.4)
Goodwill	(2,159.4)	(2,016.5)	(1,117.7)
Adjustable Conversion-Rate Equity Security Units	511.0	511.0	511.0

Tangible shareholder’s equity	8,629.4	8,196.5	9,440.5
Purchase accounting adjustments	2,062.0	2,017.1	—

Tangible shareholder’s equity, excluding purchase accounting adjustments	$10,691.4	$10,213.6	$9,440.5

Tangible managed assets:
Owned assets	$99,406.3	$96,476.4	$88,372.9
Receivables serviced with limited recourse	22,982.5	23,019.8	23,422.2

Managed assets	122,388.8	119,496.2	111,795.1
Exclude:
Acquired intangibles	(2,701.1)	(2,775.3)	(386.4)
Goodwill	(2,159.4)	(2,016.5)	(1,117.7)
Derivative financial assets	(1,934.0)	(3,445.0)	(1,805.0)

Tangible managed assets	115,594.3	111,259.4	108,486.0
Purchase accounting adjustments	(434.8)	(398.4)	—

Tangible managed assets, excluding purchase accounting adjustments	$115,159.5	$110,861.0	$108,486.0

Equity Ratios:
Common equity to owned assets	13.20%	12.97%	11.36%
Common equity to managed assets	10.72	10.47	8.98
Tangible shareholder’s equity to tangible managed assets	7.47	7.37	8.70
Tangible shareholder’s equity to tangible managed assets, excluding purchase accounting adjustments	9.28	9.21	8.70

Our Adjustable Conversion-Rate Equity Security Units, which exclude purchase accounting adjustments, are also considered equity in the TETMA calculation because they include obligations to purchase HSBC ordinary shares in 2006.

Acquisition of Household International

On March 28, 2003, HSBC Holdings, plc (“HSBC”) acquired Household International by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, acquiring 100% of the voting equity interest of Household International in a purchase business combination (see Note 2 to the accompanying condensed consolidated financial statements). Subsequent to the merger, H2 was renamed “Household International, Inc.” In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the “successor” period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair value. During the second quarter, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Additional adjustments were made in the third quarter, including adjustments to accumulated other comprehensive income. Information for all “predecessor” periods prior to the merger is presented on the historical basis of accounting which impacts its comparability to our “successor” periods.

To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to September 30, 2003) to present “combined” results for the nine months ended September 30, 2003.

At the time of the merger, both we and Household International identified several items as near term priorities. Since the merger, numerous integration teams have been established and the following progress has been made:

•	Funding benefits — As of September 30, 2003, we have received $5.8 billion in HSBC related funding. This total includes $3.9 billion in advances from affiliates of HSBC and $1.9 billion in funding from HSBC’s customers. We also implemented a $2.5 billion revolving credit facility with HSBC (none of which has been drawn upon). We currently anticipate that we will continue to use HSBC’s available funding to partially fund our operations. This will reduce our reliance on the debt markets. Since the merger, we have experienced lower funding costs because we are now a subsidiary of HSBC. We anticipate that the tighter spreads we have experienced and will continue to experience as a result of our merger with HSBC along with other funding synergies will eventually lead to cash funding expense savings of approximately $1.0 billion per year. However, it will take us some time to realize the full amount of these cash savings as our existing term debt will mature over the course of the next several years.

•	Technology integration — To date, we have made significant progress in integrating technology teams and systems, including identifying HSBC data centers for consolidation. We have also renegotiated our telecommunications contracts.

•	Exporting and using our consumer credit business models and “best practices” into HSBC’s operations — Our credit risk management department is providing on-going assistance to HSBC affiliates. Additionally, our credit card services business is providing collections and other card management practices assistance.

•	Expanding business opportunities including broader consumer product offerings and leveraging our existing business to business model with HSBC’s capabilities — Efforts have been focused on our mortgage services, insurance services and retail services businesses. Also, in conjunction with HSBC Bank USA we have initiated a customer referral program.

•	Global processing opportunities — We have identified areas for better utilization of our existing processing centers as well as the use of new centers in more cost effective countries.

Operations Summary

Our net income was $501.0 million in the third quarter of 2003 and $206.7 million in the third quarter of 2002. Net income was $1.4 billion for the first nine months of 2003 and $1.2 billion for the first nine months of 2002.

Operating net income (a non-GAAP financial measure which excludes the settlement charge and related expenses of $333.2 million, after-tax, incurred in September 2002) was $501.0 million in the third quarter of 2003 and $539.9 million in the third quarter of 2002. Operating net income for the first nine months of 2003 was $1.4 billion, compared to $1.5 billion in the year-ago period.

Compared to the prior year periods, operating net income for the quarter and nine months ended September 30, 2003, declined due to higher credit loss provision due to higher charge-offs and lower securitization activity as a result of the use of alternative funding sources. Higher operating expenses to support receivables growth as well as increased legal and compliance costs and amortization of intangibles also contributed to the decline over prior year periods. Partially offsetting these decreases were higher net interest margin and fee income.

Net income during both the quarter and nine months ended September 30, 2003 were positively impacted by purchase accounting adjustments and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133 due to the merger. Amortization of purchase accounting adjustments increased net income by $32.1 million for the quarter and $78.5 million for the nine months ended September 30, 2003. The loss of the shortcut method of accounting for our interest rate swaps also increased net income by $4.4 million for the quarter and $51.7 million for the nine months ended September 30, 2003. During the third quarter, we completed the restructure of substantially all of our interest rate swap portfolio to regain use of the shortcut method of accounting and reduce the potential volatility of future earnings.

We are committed to taking a leadership role in the consumer finance industry by establishing a benchmark for quality. As a result, we are significantly increasing our investment in compliance, monitoring and training to approximately $150 million during 2003 which is more than double the amount invested in 2002.

Segment Results—Managed Basis

Our Consumer segment reported net income of $438.8 million for the third quarter of 2003 compared to $174.6 million in the year-ago quarter. Year-to-date, net income was $1.1 billion compared to $931.6 million for the first nine months of 2002. Net income in both prior year periods was impacted by the $525.0 million settlement agreement with state attorneys general and regulatory agencies. Operating net income (a non-GAAP measurement of net income excluding the settlement charge and related expenses of $333.2 million, after-tax, incurred in September 2002) was $507.8 million in the year-ago quarter and $1.3 billion for the first nine months of 2002. Increases in net interest margin and fee income were more than offset by higher operating expenses and lower other revenues as a result of a decline in securitization activity. Year-to-date results also reflect higher credit loss provision.

Net interest margin increased $204.7 million to $2.4 billion for the quarter and $650.7 million to $6.9 billion year-to-date and fee income increased $60.8 million to $468.6 million for the quarter and $217.6 million to $1.3 billion year-to-date as a result of higher receivable levels. Other revenues decreased $322.3 million for the quarter and $496.4 million year-to-date as a result of a decline in receivables securitized. Securitization levels were much higher in 2002 as a result of our liquidity management plans. Operating expenses, excluding the third quarter 2002 settlement charge, increased $95.8 million to $884.0 million for the quarter and $274.8 million to $2.6 billion year-to-date as the result of additional operating costs to support the increased receivable levels and higher legal and compliance costs. Our managed basis credit loss provision decreased $32.0 million for the quarter primarily due to decreases in loss provision on securitized receivables including the impact of lower securitized levels, but increased $435.8 million year-to-date. We increased our managed loss reserves by recording loss provision greater than charge-offs of $65.5 million in the quarter and $492.0 million year-to-date.

Managed receivables grew to $105.9 billion at September 30, 2003, compared to $101.4 billion at June 30, 2003 and $93.5 billion at September 30, 2002. Compared to June 30, 2003, growth was driven by higher real estate secured receivables primarily in our correspondent business. Our branch-based Consumer Lending business reported strong originations during the quarter, however, this growth was partially offset by higher run-off. Compared to September 30, 2002, growth was strongest in our real estate secured and private label portfolios. Strong year-over-year real estate secured growth in our correspondent business including correspondent real estate secured acquisitions from an affiliate in the fourth quarter of 2002 was partially offset by whole loan sales of $.8 billion in the fourth quarter of 2002. Year-over-year growth in our branch-based

Consumer Lending business was impacted by weak sales momentum through the first part of 2003 following our intentional fourth quarter 2002 slowdown and higher run-off. Growth in our private label portfolio since September 30, 2002 was the result of portfolio acquisitions and organic growth. Our MasterCard and Visa portfolio also reported growth over both prior periods as a result of a $.5 billion portfolio acquisition during the quarter as well as organic growth in our subprime direct mail and our partner programs, which include both our GM and Union Plus portfolios.

Return on average managed assets (“ROMA”) was 1.62 and 1.34 percent in the third quarter and first nine months of 2003 compared to .71 and 1.33 percent in the year-ago periods. Excluding the settlement charge and related expenses, ROMA was 2.08 percent in the third quarter and 1.81 percent in the first nine months of 2002. The decline in the ratios reflect lower securitization revenue and higher operating expenses. The year-to-date ratio also reflects higher credit loss provision.

Receivable Review

	September 30, 2003	Increase (decrease) from June 30, 2003		Increase (decrease) from September 30, 2002
(All dollar amounts are stated in millions)		$	%	$	%
Real estate secured	$50,708.7	$2,949.3	6%	$7,463.9	17%
Auto finance	3,704.6	1,124.1	44	1,383.5	60
MasterCard(1)/Visa(1)	8,200.8	624.6	8	1,613.3	24
Private label	9,903.6	354.6	4	1,045.7	12
Personal non-credit card(2)	10,970.4	(439.7)	(4)	(408.9)	(4)
Commercial and other	404.2	(21.3)	(5)	(56.2)	(12)

Total owned receivables	$83,892.3	$4,591.6	6%	$11,041.3	15%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

(2)	Personal non-credit card receivables are comprised of the following:

(In millions)	September 30, 2003	June 30, 2003	September 30, 2002
Personal unsecured	$6,480.0	$6,696.6	$6,929.8
Union Plus personal unsecured	755.4	862.0	110.3
Personal homeowner loans	3,735.0	3,851.5	4,339.2

Total personal non-credit card	$10,970.4	$11,410.1	$11,379.3

Owned receivables of $83.9 billion at September 30, 2003 increased $11.0 billion from a year ago. Driven by growth in our correspondent business and acquisitions from an affiliate, partially offset by whole loan sales of $.8 billion in the fourth quarter of 2002, real estate secured receivables increased $7.5 billion over the year-ago period. Receivable levels in our branch-based Consumer Lending business are beginning to improve, with stronger sales volume over the past several months compared to earlier in the year following our intentional fourth quarter 2002 slowdown. Auto finance receivables increased $1.4 billion year-over-year to $3.7 billion at September 30, 2003 due to newly originated loans acquired from our dealer network and strategic alliances established during the year as well as lower securitization levels. MasterCard and Visa receivables increased $1.6 billion to $8.2 billion at September 30, 2003. MasterCard and Visa growth includes a $.5 billion portfolio acquisition during the quarter as well as organic growth which was strongest in our subprime direct mail portfolio. Our partner programs, which include both our GM and Union Plus portfolios, also reported growth. Private label receivables increased $1.0 billion to $9.9 billion. This growth reflects owned portfolio acquisitions of $.8 billion during the second quarter of 2003 and $.5 billion during the fourth quarter of 2002 as well as organic growth through existing merchants which were partially offset by securitization activity. Personal non-credit card receivable growth generated by our branches was more than offset by securitization activity.

Compared to June 30, 2003, growth in our real estate secured portfolio was primarily due to growth in our correspondent business. MasterCard and Visa growth was largely due to a $.5 billion portfolio acquisition. Our auto finance portfolio was impacted by lower levels of securitizations.

Liquidity and Capital Resources

The merger with HSBC has improved our access to the capital markets and lowered our funding costs compared with those that we would have incurred had the merger not occurred. We currently anticipate that we will continue to use HSBC’s available funding to partially fund our operations. This will reduce our reliance on the debt markets. We anticipate that the tighter spreads we have experienced and will continue to experience as a result of our merger with HSBC along with other funding synergies will eventually lead to cash funding expense savings of approximately $1.0 billion per year. However, it will take us some time to realize the full amount of these cash savings as our existing term debt will mature over the course of the next several years.

Significant liquidity and capital transactions during the first nine months of 2003, included the following:

•	At September 30, 2003, advances from affiliates of HSBC totaled $3.9 billion, a $2.1 billion increase from June 30, 2003. The interest rates on this funding are comparable to those available to us from unaffiliated parties.

•	We increased our outstanding commercial paper balance by $3.7 billion to $7.8 billion at September 30, 2003. The increase is attributable to the upgrade of our debt ratings following the HSBC merger which expanded our universe of potential buyers and to a new Euro commercial paper program. At September 30, 2003, outstanding Euro commercial paper totaled $2.2 billion, including $1.9 billion which was sold to customers of HSBC. This program has expanded our European investor base.

•	Investment securities totaled $6.5 billion at September 30, 2003 and $6.7 billion at December 31, 2002. Included in the September 30, 2003 balance was $2.4 billion dedicated to our credit card bank and $2.7 billion held by our insurance subsidiaries. Included in the December 31, 2002 balance was $2.2 billion dedicated to our credit card bank and $2.7 billion held by our insurance subsidiaries.

•	We reduced our committed back-up lines of credit with third parties by $2.4 billion. In the third quarter, we also established a $2.5 billion revolving credit facility with HSBC. There have been no draws against our back-up lines of credit.

•	We reduced our conduit capacity for real estate secured receivables by $4.5 billion and for MasterCard and Visa receivables by $850 million as a result of additional liquidity capacity now available from HSBC and its affiliates. We increased our conduit capacity for personal non-credit card receivables by $800 million.

•	We issued $3.7 billion of domestic medium-term notes, $4.2 billion in foreign currency-denominated bonds (including $.9 billion issued to affiliates of HSBC) and $3.3 billion of global debt. We also issued $1.2 billion of InterNotes(SM) (retail-oriented medium-term notes).

•	The composition of receivables securitized (excluding replenishments of certificateholder interests) was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2003	2002	2003	2002
Auto finance	—	$986.0	$1,007.1	$2,336.0
MasterCard/Visa	$350.0	160.0	670.0	760.0
Private label	—	390.0	250.0	890.0
Personal non-credit card	885.0	1,000.0	1,700.0	2,352.7

Total	$1,235.0	$2,536.0	$3,627.1	$6,338.7

Securitization levels during 2003 reflect the use of additional sources of liquidity provided by HSBC and its affiliates. Securitization levels in the first nine months of 2002 reflect the impact of our liquidity management plans.

•	We issued securities backed by dedicated home equity loans of $1.9 billion during the current quarter. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet.

•	Selected capital ratios were as follows:

	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002
TETMA(1)	7.47%	7.37%	8.70%
Common equity to owned assets	13.20	12.97	11.36
TETMA(1), excluding purchase accounting adjustments	9.28	9.21	8.70

(1)	TETMA represents a non-GAAP financial ratio that, when calculated for Household International, is used by certain rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Reconciliation to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.

Commercial paper, bank and other borrowings increased $1.4 billion from June 30, 2003 and $3.7 billion from year-end 2002 to $7.8 billion at September 30, 2003. The increases are due to the previously discussed increases in commercial paper.

Senior and senior subordinated debt (with original maturities over one year) was $71.6 billion at September 30, 2003 and $70.3 billion at December 31, 2002. The increase reflects purchase accounting adjustments which have been “pushed down” to record our debt at fair value. Excluding purchase accounting adjustments, senior and senior subordinated debt decreased as maturities and retirements were replaced with short-term funding, including funding from affiliates of HSBC.

Prior to the merger with HSBC, the majority of our fair value and cash flow hedges qualified for shortcut accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting is no longer allowed for interest rate swaps which were outstanding at the time of the merger. The discontinuation of shortcut accounting has been recorded in other income and increased net income by $4.4 million during the third quarter of 2003 and $51.7 million year-to-date. During the third quarter, we restructured substantially all of our swap portfolio to regain use of the shortcut method of accounting and reduce the potential volatility of future earnings.

During the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new derivative products. At September 30, 2003, we had derivative contracts with a notional value of approximately $16.2 billion outstanding with this affiliate. Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC Bank USA, making them our primary counterparty in derivative transactions.

Securitizations and Secured Financings    Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and are expected to continue to be, a source of liquidity for us. Securitizations and secured financings are used to limit our reliance on the unsecured debt markets and often are more cost-effective than alternative funding sources.

In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables. Our securitized receivables totaled $23.0 billion at September 30, 2003, compared to $23.4 billion at December 31, 2002.

In a secured financing, a designated pool of receivables, typically real estate secured, are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources. As of September 30, 2003, closed-end real estate secured receivables totaling $7.5 billion secured $6.4 billion of outstanding debt related to these transactions. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt related to these transactions.

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. At September 30, 2003, securitizations structured as sales represented 22 percent and secured financings represented 7 percent of the funding associated with our managed portfolio. At December 31, 2002, securitizations structured as sales represented 24 percent and secured financings represented 8 percent of the funding associated with our managed portfolio.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin    Net interest margin on an owned basis was $1.9 billion for the third quarter of 2003, compared to $1.8 billion in the previous quarter and $1.6 billion in the prior-year quarter. Net interest margin on an owned basis for the first nine months of 2003 was $5.3 billion, up from $4.6 billion in the prior-year period. The increases over the prior year periods were primarily due to amortization of purchase accounting adjustments. Excluding amortization of purchase accounting adjustments, net interest margin on an owned basis was $1.7 billion in the current quarter, $1.6 billion in the previous quarter and $4.8 billion year-to-date. Receivables growth and lower funding costs also contributed to the increases over all prior periods.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 8.75 percent in the quarter and 8.41 percent in the first nine months of 2003, compared to 8.22 and 8.31 percent in the year-ago periods. The 2003 ratios were both positively impacted by lower interest expense resulting from amortization of purchase accounting fair value adjustments which totaled $222.6 million in the quarter and $482.0 million for the first nine months of 2003. Excluding amortization of the fair value adjustments, net interest margin as a percent of average owned interest-earning assets was down compared to both prior year periods. Compared to the prior-year periods, lower funding costs were more than offset by lower yields on our receivables due to repricings and to our liquidity-related investment portfolio, which was substantially increased during the first half of 2002 and has lower yields than our receivable portfolio.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin was $2.6 billion in the third quarter of 2003, compared to $2.5 billion in the previous quarter and $2.2 billion in the year-ago quarter. For the nine months ended September 30, managed basis net interest margin was $7.3 billion in 2003 and $6.4 billion in 2002. Net interest margin as a percent of average managed interest-earning assets, annualized, was 9.41 percent in the current quarter and 9.17 percent for the first nine months of 2003, compared to 8.95 and 9.11 percent in the year-ago periods. The increases in 2003 were attributable to lower interest expense as explained above partially offset by lower yields on our receivables.

Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses    The provision for credit losses for receivables was $922.5 million for the third quarter of 2003, $1.0 billion for the previous quarter and $901.0 million in the prior-year quarter. The provision for the first nine months of 2003 was $2.9 billion, compared to $2.5 billion in the year-ago period. The provision as a percent of average owned receivables, annualized, was 4.52 percent in the third quarter of 2003, 5.03 percent in the second quarter of 2003 and 4.94 percent in the third quarter of 2002. Receivables growth, increases in personal bankruptcy filings and the weak economy contributed to higher provision dollars compared to the prior year periods. In 2003, we recorded owned loss provision greater than charge-offs of $83.2 million in the third quarter and $313.9 million year-to-date. In 2002, we recorded owned loss provision greater than charge-offs of $142.2 million in the third quarter and $373.8 million year-to-date. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 5, “Credit Loss Reserves” to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues    Total other revenues were $848.3 million and $2.8 billion for the third quarter and first nine months of 2003, compared to $1.1 and $2.9 billion for the same periods in 2002 and included the following:

(In millions)	Three months ended September 30, 2003	Three months ended September 30, 2002	Combined nine months ended September 30, 2003	Nine months ended September 30, 2002
Securitization revenue	$373.5	$505.7	$1,068.0	$1,461.5
Insurance revenue	128.3	131.2	375.6	397.1
Investment income	34.0	43.5	142.5	126.9
Fee income	279.4	244.0	797.2	607.5
Other income	33.1	125.7	391.8	342.3

Total other revenues	$848.3	$1,050.1	$2,775.1	$2,935.3

Securitization revenue is the result of the securitization of our receivables and included the following:

(In millions)	Three months ended September 30, 2003	Three months ended September 30, 2002	Combined nine months ended September 30, 2003	Nine months ended September 30, 2002
Net initial gains(1)	$24.5	$78.2	$92.1	$201.8
Net replenishment gains(1)	131.5	125.3	386.6	372.9
Servicing revenue and excess spread	217.5	302.2	589.3	886.8

Total	$373.5	$505.7	$1,068.0	$1,461.5

(1)	Net of our estimate of probable credit losses under the recourse provisions

The decreases in securitization revenue were due to decreases in the level of receivables securitized during the third quarter and first nine months of 2003 as a result of the use of alternative funding sources and lower excess spread which included amortization of purchase accounting fair value adjustments to our interest-only strip receivables. Under U.K. GAAP as reported by HSBC, our ultimate parent, securitizations are treated as financing transactions. Securitization levels in the first nine months of 2002 were higher pursuant to our liquidity management plans. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income (loss), decreased $80.3 million in the third quarter of 2003 and $297.1 million for the first nine months of 2003, compared to increases of $54.5 million in the third quarter and $93.4 million in the first nine months of 2002.

Insurance revenue was $128.3 and $375.6 million in the third quarter and first nine months of 2003 compared to $131.2 and $397.1 million in the year-ago periods. The decreases reflect decreased sales.

Investment income, which includes interest income on investment securities in our insurance business as well as realized gains and losses from the sale of investment securities, was $34.0 and $142.5 million in the third quarter and first nine months of 2003 compared to $43.5 and $126.9 million in the year-ago periods. The decrease in the quarter was primarily attributable to the amortization of purchase accounting adjustments. Gains from security sales totaled $49.5 million for the nine months ended September 30, 2003 and $4.6 million in the prior year period.

Fee income, which includes revenues from fee-based products such as credit cards, was $279.4 and $797.2 million in the third quarter and first nine months of 2003 compared to $244.0 and $607.5 million in the year-ago periods. The increases were due to higher levels of credit card fees from both credit card businesses. See Note 11, “Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $33.1 and $391.8 million in the third quarter and first nine months of 2003 compared to $125.7 and $342.3 million in the year-ago periods. The decrease in the quarter reflects lower revenues from our tax refund lending business and lower gains on whole loan sales, partially offset by higher revenues from our mortgage operations. For the nine months, lower revenues from our tax refund lending business and lower gains on whole loan sales were more than offset by higher revenues from our mortgage operations and higher SFAS No. 133 income. SFAS No. 133 income due to our discontinuation of the shortcut method of accounting totaled $6.6 million for the quarter and $81.0 million year-to-date.

Expenses    Total costs and expenses were $1.1 billion for both the third quarter of 2003 and the previous quarter and $1.5 billion in the year-ago quarter. Year-to-date, total costs and expenses were $3.1 billion in 2003 and $3.3 billion in 2002.

Our owned basis efficiency ratio was 37.0 percent for the third quarter of 2003, 38.7 percent for the previous quarter and 53.1 percent for the year-ago quarter. Year-to-date, our owned basis efficiency ratio was 37.1 percent in 2003 and 41.5 percent in 2002. Excluding the settlement charge and related expenses, our owned basis efficiency ratio was 32.7 percent for the third quarter of 2002 and 34.3 percent in the first nine months of 2002. See “Reconciliation to GAAP Financial Measures” for a quantitative reconciliation of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

Total costs and expenses included the following:

(In millions)	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002	Combined nine months ended Sept. 30, 2003	Nine months ended Sept. 30, 2002
Salaries and fringe benefits	$409.9	$373.0	$1,205.1	$1,121.4
Sales incentives	72.1	57.3	186.7	173.1
Occupancy and equipment expense	75.5	74.6	236.4	223.4
Other marketing expenses	130.9	126.0	393.0	377.9
Other servicing and administrative expenses	228.5	196.6	725.1	552.6
Amortization of acquired intangibles	74.2	12.7	160.5	45.1
Policyholders’ benefits	72.6	85.6	224.5	232.2
Settlement charge and related expenses	—	525.0	—	525.0

Total costs and expenses	$1,063.7	$1,450.8	$3,131.3	$3,250.7

Salaries and fringe benefits for the third quarter and first nine months of 2003 were $409.9 million and $1.2 billion compared to $373.0 million and $1.1 billion in the third quarter and first nine months of 2002. The increases were primarily due to additional staffing as well as higher employee benefit expenses.

Sales incentives for the third quarter and first nine months of 2003 were $72.1 and $186.7 million compared to $57.3 and $173.1 million in the comparable prior-year periods. The increases were primarily due to increases in our mortgage services business. For the year-to-date period, these increases were partially offset by lower new loan volume in our branches and in our auto finance business.

Occupancy and equipment expense for the third quarter and first nine months of 2003 were $75.5 and $236.4 million compared to $74.6 and $223.4 million in the comparable prior-year periods. The increases were primarily the result of higher repairs and occupancy maintenance costs.

Other marketing expenses for the third quarter and first nine months of 2003 were $130.9 and $393.0 million compared to $126.0 and $377.9 million in the comparable prior-year periods. The increases were primarily due to increases in our MasterCard and Visa business.

Other servicing and administrative expenses for the third quarter and first nine months of 2003 were $228.5 and $725.1 million compared to $196.6 and $552.6 million in the comparable prior-year periods. The increases were primarily due to receivable growth as well as higher legal and compliance costs. Higher collection expenses also contributed to the increases.

Amortization of acquired intangibles for the third quarter and first nine months of 2003 were $74.2 and $160.5 million compared to $12.7 and $45.1 million in the comparable prior-year periods. The increases were primarily attributable to acquired intangibles established in conjunction with the HSBC merger.

Policyholders’ benefits for the third quarter and first nine months of 2003 were $72.6 and $224.5 million compared to $85.6 and $232.2 million in the comparable prior-year periods. Both current year periods reflect amortization of fair value adjustments relating to our insurance business, which were more than offset by lower expense associated with our discontinued insurance business and lower sales.

Settlement charge and related expenses were $525.0 million in both the third quarter and first nine months of 2002. The charges were the result of an agreement with a multi-state group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and state consumer protection, consumer finance and banking laws and regulations relating to real estate secured lending in our retail branch consumer lending operations as operated under the HFC and Beneficial brand names.

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. We estimate probable losses for consumer receivables based on delinquency and restructure status and past loss experience. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification, extension, or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan. Our consumer credit management policies focus on product type and specific portfolio risk factors. Our consumer credit portfolio is diversified by product and geographic location. See Note 4, “Receivables,” in the accompanying condensed consolidated financial statements for receivables by product type and Note 5, “Credit Loss Reserves,” for our credit loss reserve methodology and an analysis of changes in the credit loss reserves for the third quarter and first nine months of 2003 and 2002.

The following table sets forth owned basis credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)	September 30, 2003	June 30, 2003	September 30, 2002
Owned credit loss reserves	$3,549.7	$3,449.2	$2,861.8
Reserves as a percent of:
Receivables	4.23%	4.35%	3.93%
Net charge-offs(1)	105.7	98.5	94.3
Nonperforming loans	94.5	97.0	98.1

(1)	Quarter-to-date, annualized

We recorded owned loss provision greater than charge-offs of $83.2 million in the third quarter of 2003. Reserves as a percentage of receivables at September 30, 2003 reflect the impact of the weak economy and the continuing uncertainty as to the timing and extent of an economic recovery in the United States. Reserve levels at September 30, 2003 also reflect consideration of key ratios such as reserves as a percentage of net charge-offs and reserves as a percentage of nonperforming loans.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)	September 30, 2003	June 30, 2003	September 30, 2002
Managed credit loss reserves	$5,392.2	$5,304.0	$4,311.2
Reserves as a percent of:
Receivables	5.05%	5.18%	4.55%
Net charge-offs(1)	107.1	104.4	99.5
Nonperforming loans	113.3	118.4	115.6

(1)	Quarter-to-date, annualized

See “Reconciliation to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Credit Quality

Subject to receipt of regulatory and other approvals, HSBC currently intends to hold our private label credit card receivables within HSBC’s U.S. banking subsidiary. HSBC anticipates regulatory accounting charge-off, loss provisioning and account management guidelines issued by the Federal Financial Institutions Examination

Council, or FFIEC, will need to be applied to these receivables. Implementation of such guidelines would result in private label credit card receivables being charged off at 6 months contractually delinquent (end of the month 60 days after notification for receivables involving a bankruptcy) versus the current practice of generally being charged off the month following the month in which the account becomes 9 months contractually delinquent (end of the month 90 days after notification for receivables involving a bankruptcy). HSBC’s plans for ultimate collection on these receivables would therefore be different from the current practice and would require different reserve requirements. We and HSBC are also evaluating whether select other products will also be held in the HSBC U.S. banking subsidiary, including certain real estate secured loans and certain MasterCard and Visa receivables. As of September 30, 2003, the process for obtaining regulatory approval requests is still ongoing. We do not anticipate that we will allocate any purchase price adjustment to owned loss reserves as the regulatory guidelines are implemented.

Delinquency—Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

	September 30, 2003	June 30, 2003	September 30, 2002(1)
Real estate secured	4.21%	4.27%	3.22%
Auto finance	2.14	2.48	3.32
MasterCard/Visa	6.75	6.90	6.69
Private label	6.14	6.06	7.29
Personal non-credit card	10.81	10.00	9.35

Total	5.46%	5.51%	5.00%

(1)	As discussed in our quarterly report on Form 10-Q for the quarter ended March 31, 2003, owned two-months-and-over contractual delinquency for personal non-credit card was overstated due to a calculation error. The correct percentages are included in the table above. The managed two-months-and-over contractual delinquency ratios reported for prior periods were correct.

Total owned delinquency decreased 5 basis points compared to the prior quarter. The decrease in our real estate secured portfolio reflects receivables growth partially offset by the seasoning and maturation of the portfolio and higher levels of receivables in the process of foreclosure. The decrease in auto finance delinquency reflects the positive impact of acquisitions from strategic alliances and lower securitization levels during the quarter. The decrease in MasterCard and Visa delinquency reflects the positive impact of a third quarter acquisition. The increase in private label delinquency was primarily due to maturation of the portfolio. The increase in personal non-credit card delinquency was primarily due to higher bankruptcies and continued maturation of accounts booked in the second quarter of 2002.

Compared to a year ago, higher levels of new bankruptcy filings and continued softness of the economy, including higher unemployment, caused the rise in the total delinquency ratio. A major contributor to the higher real estate secured delinquency ratio was reduced growth in the portfolio due to loan sales and reduced originations, especially in the fourth quarter of 2002 as well as the impact of first payment default repurchases from previous loan sales. Tightened underwriting contributed to the improvements in both our auto finance and private label portfolios. Our auto finance portfolio also reflects the positive impact of lower securitization levels.

Net Charge-offs of Consumer Receivables—Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

	September 30, 2003	June 30, 2003	September 30, 2002
Real estate secured	.93%	1.04%	1.08%
Auto finance	4.62	5.29	5.49
MasterCard/Visa	10.08	12.49	9.73
Private label	5.91	7.06	7.20
Personal non-credit card	11.97	11.04	10.03

Total	4.12%	4.51%	4.19%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.39%	1.49%	1.35%

Net charge-offs decreased 39 basis points compared to the prior quarter. Net charge-off dollars also decreased $35.7 million compared to the prior quarter. Compared to the previous quarter, the decrease in auto finance charge-offs reflects improved seasonal trends, tightened credit standards over the last several months as well as reduced securitization activity during the current quarter. The decrease in our MasterCard/Visa portfolio reflects both seasonal trends as well as the timing and mix of securitization transactions. The decrease in private label charge-offs is primarily attributable to higher recoveries and improvements in collections. Increases in our personal non-credit card portfolio are primarily the result of higher bankruptcies.

Net charge-offs decreased 7 basis points compared to the prior year despite the weakened economy and higher bankruptcy filings. Charge-offs in our personal non-credit card portfolio increased because our typical personal non-credit card customer is less resilient and, therefore, more exposed to the recent economic downturn.

Owned Nonperforming Assets

(In millions)	September 30, 2003	June 30, 2003	September 30, 2002(1)
Nonaccrual receivables	$2,905.7	$2,740.8	$2,120.7
Accruing consumer receivables 90 or more days delinquent	851.4	813.3	796.8

Total nonperforming receivables	3,757.1	3,554.1	2,917.5
Real estate owned	539.2	482.2	437.0

Total nonperforming assets	$4,296.3	$4,036.3	$3,354.5

Credit loss reserves as a percent of nonperforming receivables	94.5%	97.0%	98.1%

(1)	As discussed in our quarterly report on Form 10-Q for the quarter ended March 31, 2003, nonaccrual receivables, total nonperforming receivables and total nonperforming assets for personal non-credit card receivables were overstated due to a calculation error. As a result, credit loss reserves as a percentage of nonperforming receivables was understated in those periods. The correct amounts are included in the table above. The managed nonperforming asset statistics reported for prior periods were correct.

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

We monitor restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are serviced and collected without regard to ownership and result in a similar credit loss exposure for us.

As discussed in our Form 10-Q for the quarter ended June 30, 2003, we implemented certain changes to our restructuring policies in the third quarter of 2003. These changes are intended to eliminate and/or streamline exception provisions to our existing policies and generally are effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are subject to the restructure and account management policies described in our 2002 Form 10-K. However, for ease of administration, in the third quarter our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling 60 month period. However, mortgage services will continue to have the ability to report historical restructure statistics as set forth in the table below. Other business units may also elect to adopt uniform policies. Though we anticipate that these changes may result in some short term increase in delinquency which may lead to higher charge-offs, we do not expect the changes to have a significant impact on our business model or on our results of operations as currently most of these changes are generally expected to be phased in as new receivables are originated or acquired.

The tables below summarize approximate restructuring statistics in our managed basis portfolio as of September 30, 2003 and June 30, 2003 and in Household International’s domestic managed basis portfolio as of September 30, 2002. We did not track separate restructure statistics for any period prior to the year ended December 31, 2002. Our restructure statistics are compiled using certain assumptions and estimates and we continue to enhance our ability to capture restructure data across all business units. When comparing restructuring statistics from different periods the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies will be enhanced over time, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

Total Restructured by Restructure Period—(1) (Managed Basis)	September 30, 2003	June 30, 2003	September 30, 2002
Never restructured	84.2%	83.7%	83.9%
Restructured:
Restructured in the last 6 months	7.3	7.2	6.6
Restructured in the last 7–12 months	3.5	3.8	4.9
Previously restructured beyond 12 months	5.0	5.3	4.6

Total ever restructured	15.8	16.3	16.1

Total	100.0%	100.0%	100.0%

Total Restructured by Product—(1) (Managed Basis)	September 30, 2003	June 30, 2003	September 30, 2002
(In millions)
Real estate secured	$9,531.5	$9,225.0	$8,778.2
Auto finance	1,268.5	1,360.1	1,189.2
MasterCard/Visa	578.1	579.6	535.4
Private label	1,090.7	1,146.3	1,237.5
Personal non-credit card	4,136.4	4,202.3	4,195.1

Total	$16,605.2	$16,513.3	$15,935.5

	September 30, 2003	June 30, 2003	September 30, 2002
(As a percent of managed receivables)
Real estate secured	18.7%	19.2%	18.5%
Auto finance	15.1	17.3	16.2
MasterCard/Visa	3.3	3.5	3.4
Private label	7.7	8.3	10.4
Personal non-credit card	26.7	26.8	25.3

Total	15.8%	16.3%	16.1%

(1)	Excludes commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g., correcting the misapplication of a timely payment).

The amount of managed receivables in forbearance, modification, Credit Card Services approved external debt management plans, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $1.1 billion or .9 percent of managed receivables at September 30, 2003, $1.1 billion or 1.0 percent of managed receivables at June 30, 2003 and approximately $.8 billion or .8 percent of managed receivables at September 30, 2002.

Item 4.  Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Household Finance Corporation (including its consolidated subsidiaries) required to be included in this Form 10-Q.

There have been no significant changes in our internal and disclosure controls or in other factors which could significantly affect internal and disclosure controls subsequent to the date that we carried out our evaluation.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

General    We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition.

Merger Litigation    Several lawsuits were filed alleging violations of law with respect to the merger of Household International with HSBC. While the lawsuits are in their preliminary stages, we believe that the claims lack merit and the defendants deny the substantive allegations of the lawsuits. These lawsuits are described below.

Two of the lawsuits are pending in the Circuit Court of Cook County, Illinois, Chancery Division. One, McLaughlin v. Aldinger et al., No. 02 CH 20683 (filed on November 15, 2002), asserts claims on behalf of a purported class of holders of Household International common stock against Household International and certain of its officers and directors for breach of fiduciary duty in connection with the then pending merger with HSBC on the grounds that the defendants allegedly failed to take appropriate steps to maximize the value of a merger transaction for holders of Household International common stock. While the complaint contends that plaintiffs would suffer irreparable harm unless the merger with HSBC was enjoined, it seeks only unspecified damages. The other, Pace v. Aldinger et al., No. 02 CH 19270 (filed on October 24, 2002 and amended on November 15, 2002), is both a purported derivative lawsuit on behalf of Household International and a purported class action on behalf of holders of Household International common stock. This lawsuit was filed prior to the announcement of the merger with HSBC and originally asserted claims relating to the restatement of Household International’s consolidated financial statements, the preliminary agreement with a multi-state working group of state attorneys general and regulators, and other accounting matters. It was amended to allege that Household International and certain of its officers and directors breached their fiduciary duties in connection with the merger with HSBC and sought to enjoin the merger with HSBC, as well as unspecified damages allegedly stemming both from the merger and the original claims described above.

A third lawsuit relating to the merger with HSBC, Williamson v. Aldinger et al., No. 03 CO0331 (filed on January 15, 2003), is pending in the United States District Court for the Northern District of Illinois. This derivative lawsuit on behalf of Household International claims that certain of Household International’s officers and directors breached their fiduciary duties and committed corporate waste by agreeing to the merger with HSBC and allegedly failing to take appropriate steps to maximize the value of a merger transaction. The complaint sought to enjoin the then pending merger with HSBC.

On March 18, 2003, the plaintiffs in the three actions (together with the plaintiff in another related action pending in the Circuit Court of Cook County, Illinois, Chancery Division (Bailey v. Aldinger et al., No. 02 CH 16476 (filed August 27, 2002)) agreed in principle to a settlement of the actions based on, among other things, the additional disclosures above relating to their allegations and HSBC’s agreement to waive $55 million of the termination fee otherwise payable to HSBC from Household International under the merger agreement in certain circumstances. That agreement in principle is subject to customary conditions including definitive documentation of the settlement, additional confirmatory discovery by the plaintiffs and approval by the Courts following notice to the stockholders of Household International and a hearing. The confirmatory discovery has been completed and the Court has preliminarily approved the settlement. Notices of the settlement were sent to shareholders in October, 2003. A hearing is scheduled for December 1, 2003, at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if approved, will resolve all of the claims that have or could have been brought in the actions, including all claims relating to the merger.

Consumer Lending Regulatory Settlement    On October 11, 2002, Household International reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from Household Finance Corporation and Beneficial Corporation and their subsidiaries conducting retail branch consumer lending operations. This preliminary agreement, and related subsequent consent decrees and similar documentation entered into with each of the 50 states and the District of Columbia, are referred to collectively as the “Multi-State Settlement Agreement”, which became effective on December 16, 2002. Pursuant to the Multi-State Settlement Agreement, we funded a $484 million settlement fund that was divided among the states (and the District of Columbia), with each state receiving a proportionate share of the funds based upon the volume of the retail branch originated real estate secured loans we made in that state during the period of January 1, 1999 to September 30, 2002. No fines, penalties or punitive damages were assessed by the states pursuant to the Multi-State Settlement Agreement.

In August 2003, notices of a claims procedure were distributed to holders of 591,000 accounts identified as having potential claims. As of November 12, 2003, approximately 80 percent of affected customers had accepted funds in settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices. (Rhode Island has yet to mail its claim packages.) Each state has agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.

We have also been named in purported class actions by individuals and consumer groups directly or supporting individuals in the United States (such as AARP and the “Association of Community Organizations for Reform Now”) claiming that various loan products or lending policies and practices are unfair or misleading to consumers. Judicial certification of a class is required before any claim can proceed on behalf of a purported class and, to date, only one purported class claim has been certified. The certification ruling in that case will be appealed and discovery has commenced. Although the Multi-State Settlement Agreement does not cause the immediate dismissal of these purported class actions, we believe it substantially reduces our risk of any material liability that may result since every consumer who receives payments as a result of the Multi-State Settlement Agreement must release us from any liability for such claims generally as alleged by these individuals and groups. We intend to seek resolution of these related legal actions provided it is financially prudent to do so. Otherwise, we intend to defend vigorously against the allegations. Regardless of the approach taken with respect to these purported class actions, we believe that any liability that may result will not have a material financial impact. We expect, however, that consumer groups and plaintiffs lawyers will continue to target us in the media, with regulators, with legislators and with legal actions to pressure us and the nonprime lending industry into accepting concessions that would more heavily regulate the nonprime lending industry.

Securities Litigation    In August 2002, we restated previously reported consolidated financial statements. The restatement related to a MasterCard and Visa affinity credit card relationship and a third party marketing agreement, which were entered into between 1996 and 1999. All were part of our credit card services business. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditors, KPMG LLP, advised us that, in their view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. There was no significant change as a result of these adjustments on the prior periods net earnings trends previously reported. The restatement resulted in a $70.2 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the Multi-State Settlement Agreement, Household International, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about Household International’s common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action,

Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household International securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household International’s sales and lending practices, the Multi-State Settlement Agreement, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we filed a motion to dismiss the complaint. The parties are awaiting a ruling on the motion.

Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household International’s Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household International, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household International stock and failing to disclose information to Plan participants. We filed a motion to dismiss the complaint in June 2003. The parties are awaiting a ruling on the motion.

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of Household International, and claims that those directors’ due diligence of Household International at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, Household International’s common shares lost value. Under the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss. The insurance carriers for Beneficial Corporation have been notified of the action.

With respect to these securities litigation matters, we believe that we have not, Household International has not and our respective officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Regulatory Proceedings    In June 2000, the attorney general for the State of Arizona added Household Bank (SB), N.A. (the “Bank”) and an affiliate as defendants in the State’s lawsuit against Hispanic Air Conditioning and Heating (“Hispanic Air”). From 1997 to 1999, the Bank provided financing for Hispanic Air’s sales of heating, ventilation and air conditioning (“HVAC”) systems under a private label credit card program established with manufacturers of HVAC equipment for whom Hispanic Air was an authorized dealer. In September, 2003, the court entered judgment in the Bank’s favor and the State elected to not appeal the decision. In connection with the Arizona lawsuit, the Bank requested that the OCC, as the agency with exclusive visitorial powers over the Bank, intervene and the OCC commenced an investigation. The Bank has provided information to the OCC from time to time in connection with this investigation. As part of our efforts to resolve any open regulatory issues with the OCC prior to the HSBC merger, the Bank executed an agreement with the OCC, under which the Bank is required to take certain additional actions to supplement its prior remediation program. These actions involve providing additional notification to all eligible consumers of the availability of remediation, providing inspection and repair or replacement of equipment, providing reimbursement to customers who have incurred expenses to repair equipment, providing reductions to principal and interest of consumer credit card balances, providing reimbursement for warranties and late fees and developing an action plan to enhance the administration of the Bank’s private label credit card programs. This program is now underway and the cost of such remedial actions is not expected to be material. The written agreement makes it clear that the Bank neither admits nor denies that it has engaged in any unsafe or unsound banking practices or violated any law or regulation.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

12	Statement of Computation of Ratio of Earnings to Fixed Charges

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Selected Debt Securities Ratings

(b)    Reports on Form 8-K

 During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K on September 19, 2003 with respect to a presentation to investors at the headquarters of HSBC Holdings plc in London, England on September 19, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION (Registrant)

Date: November 14, 2003	By: /S/ SIMON C. PENNEY
Simon C. Penney Chief Financial Officer

EXHIBIT INDEX

12	Statement of Computation of Ratio of Earnings to Fixed Charges

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Selected Debt Securities Ratings