Form 10-K
period 2003-12-31
HOUSEHOLD FINANCE CORP
filed 2004-03-02
CIK 48681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-75

Household Finance Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-1239445 (I.R.S. Employer Identification No.)

2700 Sanders Road Prospect Heights, Illinois (Address of principal executive offices)	60070 (Zip Code)

Registrant’s telephone number, including area code: (847) 564-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

6 3/4% Notes, due May 15, 2011	New York Stock Exchange
6.875% Notes due January 30, 2033	New York Stock Exchange
6% Notes due November 30, 2033	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

      As of February 27, 2004, there were 1,000 shares of the registrant’s common stock outstanding, all of which are owned by Household International, Inc.

      The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

PART I
Item 1. Business.
Introduction
General
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CREDIT QUALITY
LIQUIDITY AND CAPITAL RESOURCES
OFF-BALANCE-SHEET ARRANGEMENTS (INCLUDING SECURITIZATIONS AND COMMITMENTS), SECURED FINANCINGS AND CONTRACTUAL CASH OBLIGATIONS
RISK MANAGEMENT
NEW ACCOUNTING PRONOUNCEMENTS
GLOSSARY OF TERMS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) Financial Statements.
(b) Reports on Form 8-K.
(c) Exhibits.
SIGNATURES
EXHIBIT INDEX
Computation of Ratio of Earnings to Fixed Charges
Consent of KPMG LLP
Certification of CEO and CFO Pursuant to Sec. 302
Certification of CEO and CFO Pursuant to Sec. 906
Ratings of Household Finance Corp and Subsidiaries

PART I

Item 1.     Business.

Introduction

      Household Finance Corporation (“HFC”) is a wholly owned subsidiary of Household International, Inc. (“Household” or the “parent company”). On March 28, 2003, Household was acquired by HSBC Holdings plc (“HSBC”) by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, in a purchase business combination. Following the merger, H2 was renamed “Household International, Inc.” Effective January 1, 2004, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc., who subsequently contributed Household to its wholly owned subsidiary, HSBC Investments (North America) Inc. As a result of the merger and subsequent transfers, Household’s equity is no longer publicly traded. However, as wholly owned subsidiaries of HSBC, Household and HFC will continue to file periodic reports with the United States Securities and Exchange Commission (the “SEC”) in a reduced disclosure format in accordance with SEC rules.

General

      HFC offers real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans, tax refund anticipation loans, retail installment sales finance loans and other types of unsecured loans to consumers in the United States. Where applicable laws permit, we offer credit and specialty insurance to our customers in connection with our products in the United States and Canada. HFC and its subsidiaries may also be referred to in this Form 10-K as “we,” “us” or “our.”

      We have one reportable segment: Consumer, which includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Information about businesses or functions that are not individually reportable, such as our insurance services, refund lending, direct lending and commercial businesses, as well as our treasury and corporate activities which include fair value adjustments related to purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure.

      We generally serve non-conforming and nonprime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios, high loan-to-value ratios (for real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions.

      The consumer lending business originates real estate and personal non-credit card loan volume through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates and purchases real estate secured loan volume primarily through brokers and correspondents. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance loan volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships and mass-media advertisement (The GM Card®). We also supplement internally-generated receivable growth with portfolio acquisitions and, prior to 2003, purchases from an affiliate.

     2003 Developments

•	On March 28, 2003, HSBC completed its acquisition of Household by way of merger with H2, acquiring 100% of the voting equity interest of Household in a purchase business combination. Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting

*	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of Visa USA, Inc.

reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During 2003, the “predecessor” period contributed $460.7 million of net income and the “successor” period contributed $1.4 billion of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the “predecessor period” (January 1 to March 28, 2003) has been combined with the “successor period” (March 29 to December 31, 2003) in the following discussion and in Management’s Discussion and Analysis to present “combined” results for the year ended December 31, 2003.

Our net income was $1.9 billion in 2003, $1.6 billion in 2002 and $1.7 billion in 2001. Operating net income was $2.0 billion in 2002. Operating net income is a non-GAAP financial measure which excludes the settlement charge and related expenses of $333.2 million, after-tax, in 2002. Operating net income declined from the prior year due to higher operating expenses to support receivables growth; increased legal and compliance costs; higher amortization of intangibles arising from the acquisition by HSBC; lower initial securitization activity as a result of the use of alternative funding sources including HSBC subsidiaries and customers; and higher provision for credit losses as a result of higher charge-offs. Partially offsetting these decreases were higher net interest margin and fee income due to receivable growth and lower funding costs. Net income during 2003 was positively impacted by purchase accounting adjustments, including adjustments to the cost of our funding to reflect lower credit spreads which was partially offset by higher amortization of intangibles arising from the acquisition by HSBC, and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, all of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $98.6 million and the loss of the shortcut method of accounting increased net income by $51.7 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings.

•	Household’s acquisition by HSBC has improved our access to the capital markets and reduced our funding costs. It also gave us the ability to use HSBC’s liquidity to partially fund our operations and reduce our overall reliance on the debt markets. In addition, our affiliation with HSBC has expanded our access to a worldwide pool of potential investors. In 2003, tightened credit spreads relative to treasuries have resulted in approximately $125 million in cash funding expense savings compared to the funding costs we would have incurred using average spreads from the first half of 2002. Amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of the HSBC merger reduced interest expense by $797.6 million in 2003.

•	Following completion of the merger with HSBC, Standard & Poor’s upgraded our long-term debt rating to “A” and our short-term debt rating to “A-1”; Moody’s Investors Service (“Moody’s”) placed our long-term debt ratings on review for possible upgrade and Fitch Ratings confirmed our debt ratings and removed us from “Ratings Watch Evolving.” In June 2003, Moody’s upgraded our senior debt rating from A2 to A1.

•	On December 31, 2003, we sold $2.8 billion of our higher quality non-conforming real estate secured receivables to HSBC’s U.S. banking subsidiary (“HSBC Bank USA”) to utilize HSBC liquidity. We recorded a pre-tax gain of $16.0 million in connection with this sale. We anticipate selling approximately $1.0 billion of additional similar receivables to HSBC Bank USA in the first quarter of 2004. In the future, similar real estate secured loan originations from correspondents will be purchased directly by HSBC Bank USA. Pursuant to a service level agreement, we will source, underwrite and price such purchases for HSBC Bank USA and we will be paid a fee for each such loan purchased by HSBC Bank USA. Under a separate servicing agreement, we have agreed to service all real estate secured loans sold to HSBC Bank USA including all future business they purchase from correspondents. We currently estimate that in 2004 new volume of approximately $3.0 billion will be recorded at HSBC

Bank USA rather than at HFC and our net income will be reduced by approximately $80 million, or 4 percent of 2003 net income, as a result of these loan sales and reduced future volume.

Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We currently estimate that $10 billion in private label receivables ($15 billion on a managed basis) and $4 billion in MasterCard and Visa receivables ($13 billion on a managed basis) will be transferred to HSBC Bank USA in 2004. Upon completion of the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval may be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to HFC for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

Regulation

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

      There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending practices deemed to be “predatory”. In addition, states have sought to alter lending practices through consumer protection actions brought by state attorneys general and other state regulators. Legislative activity in this area is expected to continue targeting certain abusive practices such as loan “flipping” (making a loan to refinance another loan where there is no tangible benefit to the borrower), fee “packing” (addition of unnecessary, unwanted and unknown fees to a borrower), “equity stripping” (lending without regard to the borrower’s ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. HFC does not condone or endorse any of these practices. We continue to work with regulators and consumer groups to create appropriate safeguards to avoid these abusive practices while allowing our borrowers to continue to have unrestricted access to credit for personal purposes, such as the purchase of homes, automobiles and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. These initiatives, which may be modified from time to time, are discussed at our parent company’s corporate web site, www.household.com under the heading “About Us — Customer Commitment”. As part of Household’s agreement with the state attorneys general and regulators, we also agreed to provide simplified and improved lending disclosures and additional compliance controls over the loan closing process. Notwithstanding these efforts, it is possible that broad legislative initiatives will be passed which will impose additional costs and rules on our businesses. Although we have the ability to react quickly to new laws and regulations, it is too early to estimate the effect, if any, these activities will have on us in a particular locality or nationally.

      Banking Institution. Our banking institution originates receivables in our MasterCard, Visa, and private label credit card businesses. Deposits in the credit card banking subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”), as a result, the FDIC has jurisdiction over the credit card bank and remains actively involved in reviewing the credit card bank’s financial and managerial strength.

      Our credit card banking subsidiary is subject to capital requirements, regulations and guidelines imposed by the Office of the Comptroller of the Currency (“OCC”) and the FDIC. For example, this institution is subject to federal regulations concerning its general investment authority as well as its ability to acquire financial institutions, enter into transactions with affiliates and pay dividends. Such regulations also govern the permissible activities and investments of any subsidiary of a bank.

      Our credit card banking subsidiary is also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”). Among other things, FDICIA creates a five-tiered system of capital measurement for regulatory purposes, places limits on the ability of depository institutions to acquire brokered deposits, and gives broad powers to federal banking regulators, in particular the FDIC, to require undercapitalized institutions to adopt and implement a capital restoration plan and to restrict or prohibit a number of activities, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. Federal banking regulators may apply corrective measures to an insured depository institution, even if it is adequately capitalized, if such institution is determined to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound activity. In addition, federal banking regulatory agencies have adopted safety and soundness standards governing operational and managerial activities of insured depository institutions and their holding companies regarding internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.

      As a result of Household’s acquisition by HSBC, Household and its subsidiaries became part of a bank holding company and subject to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank Holding Company Act limits the type of non-banking activities in which a bank holding company and its subsidiaries may engage. All permissible activities have been enumerated by the FRB. The permissible activities do not limit our historical or anticipated operations.

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

Cautionary Statement on Forward-Looking Statements

      Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HFC that are not statements of historical fact and may also constitute forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HFC undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

      The important factors, many of which are out of our control, which could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents are:

•	changes in laws and regulations, including attempts by local, state and national regulatory agencies or legislative bodies to control alleged “predatory” lending practices through broad or targeted initiatives aimed at lenders operating in consumer lending markets;

•	increased competition from well-capitalized companies or lenders with access to government sponsored organizations for our consumer segment which may impact the terms, rates, costs or profits historically included in the loan products we offer or purchase;

•	changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or changes as may be required by regulatory agencies or the Financial Accounting Standards Board;

•	changes to operational practices from time to time, such as determinations to sell receivables from our mortgage services business and the proposed MasterCard and Visa and private label receivable sales, the proposed adoption in 2004 of charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which will not be transferred to HSBC Bank USA, structuring more securitizations as secured financings, or changes to our customer account management policies and practices and risk management/collection practices;

•	changes in overall economic conditions, including the interest rate environment in which we operate, the capital markets in which we fund our operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;

•	consumer perception of the availability of credit, including price competition in the market segments we target and the ramifications or ease of filing for personal bankruptcy;

•	the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas, and changes we may make from time to time in these models, programs and initiatives;

•	continued consumer acceptance of our distribution systems and demand for our loan or insurance products;

•	changes associated with, as well as the difficulty in integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by HFC or unanticipated difficulties in further assimilation with HSBC;

•	a reduction of our debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

•	the costs, effects and outcomes of regulatory reviews or litigation relating to our nonprime loan receivables or the business practices or policies of any of our business units, including, but not limited to, additional compliance requirements;

•	increased funding costs resulting from instability in the capital markets and risk tolerance of fixed income investors;

•	the costs, effects and outcomes of any litigation matter that is determined adversely to HFC or its businesses;

•	the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of our businesses;

•	failure to obtain expected funding from HSBC subsidiaries and clients; and

•	the inability of HFC to manage any or all of the foregoing risks as well as anticipated.

Corporate Governance

      Our parent company maintains a website at www.household.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. Our website also contains our parent company’s Corporate Governance Standards and committee charters for the Audit, Compensation, Executive and Nominating and Governance Committees of its Board of Directors. We will provide printed copies of this information at no charge upon written request. Requests should be made to Household International, Inc., 2700 Sanders Road, Prospect Heights, Illinois 60070, Attention: Corporate Secretary.

     Certifications

      In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by HFC of the NYSE corporate governance listing standards in effect as of February 27, 2004.

Item 2.     Properties.

      Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of a credit card processing facility in Las Vegas, Nevada, and servicing facilities in Mt. Prospect, Illinois, and Chesapeake, Virginia. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

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

      Consumer Lending Litigation. During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in certain states and the large awards obtained from juries in those states (Alabama and Mississippi are illustrative). Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in these states. The Alabama and Mississippi cases, in particular, generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in these states is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of the financing of merchandise claims have been partially covered by insurance.

      On October 11, 2002, Household reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from HFC and Beneficial Corporation and their subsidiaries conducting retail branch consumer lending operations. This preliminary agreement, and related subsequent consent decrees and similar documentation entered into with each of the 50 states and the District of Columbia, are referred to collectively as the “Multi-State Settlement Agreement”, which became effective on December 16, 2002. Pursuant to the Multi-State Settlement Agreement, we funded a $484 million settlement fund that was divided among the states (and the District of Columbia), with each state receiving a proportionate share of the funds based upon the volume of the retail branch originated real estate secured loans we made in that state during the period of January 1, 1999 to September 30, 2002. No fines, penalties or punitive damages were assessed by the states pursuant to the Multi-State Settlement Agreement.

      In August 2003, notices of a claims procedure were distributed to holders of approximately 591,000 accounts identified as having potential claims. As of February 1, 2004, approximately 80 percent of affected customers had accepted funds in settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices. The bulk of the checks were mailed in December 2003. Each state has agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.

      In addition, on November 25, 2003, Household announced the proposed settlement of nationwide class action litigation with the Association of Community Organizations for Reform Now (“ACORN”) and certain borrowers relating to the mortgage lending practices of HFC’s retail branch consumer lending operations (the “ACORN Settlement Agreement”). Pursuant to the ACORN Settlement Agreement, HFC will provide monetary relief for certain class members who did not participate in the settlement with the state attorneys general and regulatory agencies, as described above, and non-monetary relief for all class members, including those who participated in the settlement, amongst other relief. We do not expect the agreed upon relief will have a material impact to our financial condition or operating model. The ACORN Settlement Agreement is expected to become effective upon approval by the United States District Court for the Northern District of California, which is expected in the second quarter of 2004.

      Securities Litigation. In August 2002, we restated previously reported consolidated financial statements. The restatement related to a MasterCard and Visa affinity credit card relationship and a third party marketing agreement, which were entered into between 1996 and 1999. All were part of our credit card services business. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $70.2 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the Multi-State Settlement Agreement, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about Household’s common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household’s sales and lending practices, the Multi-State Settlement Agreement, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we filed a motion to dismiss the complaint. The parties are awaiting a ruling on the motion.

      Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household’s Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household stock and failing to disclose information to Plan participants. A motion to dismiss the complaint was filed in June 2003. The parties are awaiting a ruling on the motion.

      On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of Household, and claims that those directors’ due diligence of Household at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, Household’s common shares lost value. Under the merger agreement with Beneficial Corporation, Household assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss. Plaintiffs are conducting limited discovery relating to the jurisdictional issues raised in the defendants’ motion to dismiss. The insurance carriers for Beneficial Corporation have been notified of the action.

      With respect to these securities litigation matters, we believe that we have not, Household has not and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Omitted.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      All 1,000 shares of HFC’s outstanding common stock are owned by Household. Consequently, there is no public market in HFC’s common stock.

Item 6.	Selected Financial Data.

      On March 28, 2003, HSBC Holdings plc (“HSBC”) acquired Household International, Inc. (“Household”). This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period. To assist in the comparability of our financial results, the “predecessor period” (January 1 to March 28, 2003) has been combined with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

		March 29	January 1
	Year ended	through	through	Year ended December 31,
	December 31,	December 31,	March 28,
	2003	2003	2003	2002	2001

	(Combined)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	(All dollar amounts are stated in millions)
Owned Basis Statement of Income Data
Net interest margin and other revenues	$10,817.1	$8,224.8	$2,592.3	$10,130.9	$8,662.7
Provision for credit losses on owned receivables	3,705.6	2,784.9	920.7	3,463.7	2,606.4
Operating expenses	3,905.5	3,006.3	899.2	3,350.5	3,110.5
Policyholders’ benefits	288.2	217.1	71.1	305.2	268.1
Settlement charge and related expenses	—	—	—	525.0	—
Income taxes	1,007.7	767.1	240.6	850.0	949.8

Net income(1)	$1,910.1	$1,449.4	$460.7	$1,636.5	$1,727.9

	Year ended December 31,

	2003	2002	2001

	(Combined)	(Predecessor)	(Predecessor)
Selected Financial Information and Ratios:
Owned Basis:
Return on average owned assets(1)	1.98%	1.99%	2.56%
Return on average common shareholder’s equity (1)	15.6	16.9	20.7
Net interest margin	8.37	8.24	8.59
Efficiency ratio(1)	37.1	39.4	37.1
Consumer net charge-off ratio	4.22	4.10	3.72
Reserves as a percent of net charge-offs	105.3	109.0	109.5
Managed Basis:(2)
Return on average managed assets(1)	1.60%	1.59%	2.01%
Net interest margin	9.11	9.07	9.05
Efficiency ratio(1)	30.7	33.2	32.9
Consumer net charge-off ratio	4.84	4.58	4.12
Reserves as a percent of net charge-offs	116.6	114.3	108.6

	Year ended December 31,

	2003	2002	2001

	(Successor)	(Predecessor)	(Predecessor)
Selected Financial Information and Ratios:
Owned Basis:
Total assets	$102,959.9	$88,372.9	$74,529.5
Total receivables	82,404.2	75,209.7	67,341.6
Equity to owned assets	13.33%	11.36%	11.58%
Consumer two-month-and-over contractual delinquency ratio	5.48	5.38	4.81
Reserves as a percent of receivables	4.30	4.20	3.62
Reserves as a percent of nonperforming loans	95.7	97.6	93.3
Managed Basis:(2)
Total assets	$128,038.1	$111,795.1	$94,288.8
Total receivables	107,482.4	98,631.9	87,100.9
Tangible shareholder’s equity to tangible managed assets (“TETMA”)(3)	7.69%	8.70%	8.14%
Consumer two-month-and-over contractual delinquency ratio	5.48	5.29	4.75
Reserves as a percent of receivables	5.39	4.86	4.02
Reserves as a percent of nonperforming loans	120.0	114.7	105.4

(1)	The following non-GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our owned basis GAAP financial information. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

	Year ended December 31,

	2003	2002	2001

	(Combined)	(Predecessor)	(Predecessor)

	(All dollar amounts are stated in millions)
Net income	$1,910.1	$1,636.5	$1,727.9
Settlement charge and related expenses, after-tax	—	333.2	—

Operating net income	$1,910.1	$1,969.7	$1,727.9

Return on average owned assets	1.98%	2.40%	2.56%
Return on average common shareholder’s equity	15.6	20.4	20.7
Owned basis efficiency ratio	37.1	34.1	37.1
Return on average managed assets	1.60	1.91	2.01
Managed basis efficiency ratio	30.7	28.7	32.9

(2)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting (a non-GAAP financial measure) assumes that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

(3)	TETMA is a non-GAAP financial measure that is used by HFC management to evaluate capital adequacy. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 9.37 percent at December 31, 2003. See “Basis of Reporting” and “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

      Household Finance Corporation (“HFC”) is a wholly owned subsidiary of Household International, Inc. (“Household” or “the parent company”). Household is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HFC may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”. Effective January 1, 2004, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc., who subsequently contributed Household to its wholly owned subsidiary, HSBC Investments (North America) Inc.

      Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During 2003, the “predecessor” period contributed $460.7 million of net income and the “successor” period contributed $1.4 billion of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      Through its subsidiaries, HFC provides middle-market consumers with real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans and personal non-credit card loans. We also offer tax refund anticipation loans (“RALs”) in the United States and credit and specialty insurance products in the United States and Canada. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers; securitizing and selling consumer receivables and borrowing under secured financing facilities. We use the cash generated to invest in and support receivable growth, to service our debt obligations and to pay dividends to our parent.

      In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

      In measuring our results, management’s primary focus is on receivable growth and operating net income (a non-GAAP financial measure which excludes non-recurring items.) See “Basis of Reporting” for further discussion of operating net income. Operating net income was $1.9 billion in 2003 compared to $2.0 billion in 2002. Operating net income declined in 2003 primarily due to higher operating expenses to support receivable growth; increased legal and compliance costs; higher amortization of intangibles arising from the acquisition by HSBC; lower initial securitization activity as a result of the use of alternative funding sources and higher provision for credit losses as a result of higher charge-offs. Net income during 2003 was positively impacted by purchase accounting adjustments, including adjustments to the cost of our funding to reflect lower credit spreads which was partially offset by higher amortization of intangibles arising from the acquisition by HSBC, and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, all of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $98.6 million and the loss of the shortcut method of accounting increased net income by $51.7 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings.

*	MasterCard is a registered trademark of MasterCard International, Incorporated and VISA is a registered trademark of VISA USA, Inc.

      Owned receivables increased to $82.4 billion at December 31, 2003. Growth was strongest in our real estate secured portfolio despite a $2.8 billion loan sale to HSBC’s U.S. banking subsidiary (“HSBC Bank USA”) to utilize HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $2.7 billion in 2002 pursuant to our liquidity management plans. We currently estimate that in 2004 we will sell an additional $1.0 billion of real estate secured receivables to HSBC Bank USA (subject to receipt of regulatory approval) and $3.0 billion of new real estate secured volume will be recorded at HSBC Bank USA rather than at HFC and that our net income will be reduced by approximately $80 million, or 4 percent of 2003 net income, as a result of these loan sales and reduced future volume.

      Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our private label credit card portfolio and General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We currently estimate that $10 billion in private label receivables ($15 billion on a managed basis) and $4 billion in MasterCard and Visa receivables ($13 billion on a managed basis) will be transferred to HSBC Bank USA in 2004. Upon completion of the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received for our proposed asset transfers and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to HFC for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

      Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base. Household’s acquisition by HSBC has improved our access to the capital markets and reduced our funding costs. It also has given us the ability to use HSBC’s liquidity to partially fund our operations and reduce our overall reliance on the debt markets. Our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors.

      Our results are also impacted by general economic conditions, primarily unemployment, underemployment and interest rates, which are largely out of our control. Because we generally lend to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, our customers are generally more susceptible to economic slowdowns than other consumers. As unemployment and underemployment increase, as they have in recent years, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In recent years, both the interest rates we have charged to our customers as well as those that we pay on our debt have decreased. Our ability to adjust our pricing on many of our products reduces our exposure to an increase in interest rates. The primary risks and opportunities to achieving our business goals in 2004, which are largely dependent upon economic conditions, include loan volume, charge-off levels and net interest margin.

ACQUISITION OF HOUSEHOLD

      On March 28, 2003, HSBC acquired Household by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, in a purchase business combination (see Note 2 to the accompanying consolidated financial statements). Following the merger, H2 was renamed “Household International, Inc.” In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the “successor” period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. We made subsequent adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Information for all “predecessor” periods prior to the merger is presented on the historical basis of accounting which impacts its comparability to our “successor” periods.

      To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      At the time of the merger, Household identified several items as near term priorities to maximize the benefits of the merger. Since the merger, numerous integration teams have been established and the following progress has been made:

•	Funding benefits — As of December 31, 2003, we had received $9.9 billion in HSBC related funding as detailed below. We also implemented a $2.5 billion revolving credit facility with HSBC.

(in billions)

Debt issued to HSBC subsidiaries:
Short-term borrowings	$2.6
Term debt	1.3

Total debt issued to HSBC subsidiaries	3.9

Debt issued to HSBC clients:
Euro commercial paper	2.8
Term debt	.4

Total debt issued to HSBC clients	3.2
Cash received on sale of real estate secured loans to HSBC Bank USA	2.8

Total HSBC related funding	$9.9

We currently anticipate that we will continue to use HSBC’s liquidity to partially fund our operations. This will reduce our reliance on the debt markets. Because we are now a subsidiary of HSBC, our credit spreads relative to treasuries have tightened since the merger. In 2003, these tightened credit spreads have resulted in cash funding expense savings of approximately $125 million compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HFC will depend in large part upon the amount and timing of the proposed private label and MasterCard and Visa credit card receivable transfers to HSBC Bank USA and other initiatives between HFC and HSBC subsidiaries. Amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of Household’s merger with HSBC reduced interest expense by $797.6 million in 2003.

•	Technology integration and other synergies — Significant progress has been made in integrating HFC and HSBC technology teams and systems, including initiatives to consolidate the data centers and to convert HSBC credit card portfolios onto our loan processing system. Based on the joint strength of HSBC and HFC, we have also renegotiated a wide range of contracts, including telecommunications. Also, efficiency savings have been achieved in a number of other areas through the integration of various functions including purchasing, human resources, facilities and finance.

•	Using our consumer credit business models and other practices in HSBC’s operations — Good progress has been made on using our consumer credit business models and other practices in HSBC’s operations, both in the U.S. and internationally. Shared practices include HFC’s credit risk management, credit card management, collections, retail services and customer focused technology.

•	Expanding business opportunities — A number of initiatives are being developed including cross referral of consumer finance/ banking and retail services customers between HFC and HSBC and combining credit card and auto finance management. We have also developed more “prime-like” products to provide customers a “full spectrum” of options.

•	Cross border payments — In liaison with HSBC’s Mexican subsidiary, an initiative is being developed to provide a remittance capability between customers in the U.S. and their families and friends in Mexico. This initiative will include a web-based option in which the recipient is able to access the funds via an ATM using a stored value card and a remittance service via HSBC branches and kiosks in Mexico. Both services will provide cross-selling opportunities.

•	Global processing opportunities — Processing costs have been reduced in our consumer lending and auto finance businesses by utilizing HSBC’s processing centers in India.

BASIS OF REPORTING

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

      Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      In addition to the GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:

      Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items. These nonrecurring items are also excluded in calculating our operating basis efficiency ratios. We believe that excluding nonrecurring items helps readers of our financial statements to understand better the results and trends of our underlying business.

	2003	2002

	(In millions)
Net income	$1,910.1	$1,636.5
Attorney general settlement charge and related expenses, after-tax	—	333.2

Operating net income	$1,910.1	$1,969.7

      Net income during 2003 was positively impacted by purchase accounting adjustments and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, both of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $98.6 million and the loss of the shortcut method of accounting increased net income by $51.7 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings. See “Developments and Trends” for further discussion of 2003 results and related trends.

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

      When reporting on a managed basis, net interest margin, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statements of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.

      Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned portfolio.

      Equity Ratios Tangible shareholder’s equity to tangible managed assets (“TETMA”) is a non-GAAP financial measure that is used by HFC management to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. Because they include investor obligations to purchase HSBC ordinary shares in 2006, our Adjustable Conversion-Rate Equity Security Units, which exclude purchase accounting adjustments, are considered equity in the TETMA calculation. The most directly comparable GAAP financial measure is common equity to owned assets.

      We also monitor TETMA excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.

      Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest margin, fee income and provision for credit losses to the comparable owned basis amounts, see Note 19, “Segment Reporting,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 4, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures to the equivalent GAAP basis financial measure see “Reconciliations to GAAP Financial Measures.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position of HFC.

      The significant accounting policies used in the preparation of our financial statements are more fully described in Note 1 to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We recognize the different inherent loss characteristics in each of our loan products as well as the impact of operational policies such as customer account management policies and practices and risk management/collection practices. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position or our results of operations. We base and establish our accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, customer account management policies and practices, risk management/collection practices or conditions as discussed below.

      We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed the development and selection of these critical accounting policies, including the underlying estimates and assumptions, with the audit committee of Household’s Board of Directors.

      Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses on owned receivables in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	The provision for credit losses totaled $3.7 billion in 2003, $3.5 billion in 2002 and $2.6 billion in 2001 and changes in the provision can materially affect net income. As a percentage of average owned receivables, the provision was 4.62% in 2003 compared to 4.87% in 2002 and 4.34% in 2001.

•	Estimates related to the reserve for credit losses require us to consider future delinquency and charge-off trends which are uncertain and require a high degree of judgment.

•	The reserve for credit losses is influenced by factors outside of our control such as bankruptcy trends and laws, customer payment patterns and economic conditions.

      Because our loss reserve estimate involves judgement and is influenced by factors outside of our control, it is reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, delinquency rates and the flow of loans through the various stages of delinquency, or buckets, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10% change in our projection of probable net credit losses on owned receivables could have resulted in a change of approximately $350 million in our credit loss reserve for owned receivables at December 31, 2003.

      Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our loss reserves on consumer receivables also reflect our assessment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning and current levels of charge-offs and delinquencies.

      While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate.

      We periodically re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income as provision for credit losses on owned receivables in the period that the estimate is changed. Our credit loss reserves for owned receivables increased $386.0 million in 2003 to $3.5 billion at December 31, 2003 primarily due to receivable growth. Our reserves as a percentage of receivables were 4.30 percent at December 31, 2003, 4.20 percent at December 31, 2002 and 3.62 percent at

December 31, 2001. Reserves as a percentage of receivables at December 31, 2003 were higher than December 31, 2002 as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 31, 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels improved. Compared to December 31, 2001, our reserves as a percentage of receivables at December 31, 2002 increased, reflecting the impact of a weakened economy, increased personal bankruptcy filings, higher levels of delinquency and charge-off, customer account management policies and practices and the continuing uncertainty as to the ultimate impact the weakened economy would have on delinquency and charge-off levels.

      For more information about our charge-off and customer account management policies and practices, see “Credit Quality — Delinquency and Charge-offs” and “Credit Quality — Customer Account Management Policies and Practices.”

      Receivables Sold and Serviced With Limited Recourse and Securitization Revenue We use a variety of sources to fund our operations. One of these sources is the securitization of receivables. For securitizations which qualify as sales, the receivables are removed from the balance sheet and a gain on sale and interest-only strip receivable are recognized. Determination of both the gain on sale and the interest-only strip receivable include estimates of future cash flows to be received over the lives of the sold receivables. We believe the accounting estimates relating to gains on sale and the value of the interest-only strip receivable are “critical accounting estimates” for the following reasons:

•	Changes in the estimates of future cash flows used to determine gains on sale and the value of interest-only strip receivables may materially affect net income.

•	The value of our interest-only strip receivable totaled $902.4 million at December 31, 2003 and $1.1 billion at December 31, 2002. This value may be influenced by factors outside of our control such as customer payment patterns and economic conditions which impact charge-off and delinquency.

•	Estimates relating to the gain on sale and the value of our interest-only strip receivable require us to forecast cash flows which are uncertain and require a high degree of judgment.

      The lives of the receivables that we securitize and which qualify as sales, are relatively short. We have not structured any real estate secured receivable securitization transactions to receive sale treatment since 1997. As a result, the real estate secured receivables, which generally have longer lives than our other receivables, and related debt remain on our balance sheet. Recording gains on sales for receivables with shorter lives reduces the period of time for which cash flows must be forecasted and, therefore, reduces the potential volatility of these projections. Because our securitization accounting involves judgment and is influenced by factors outside of our control, it is reasonably possible such forecasts and estimates could change. Changes in such estimates or in the level or mix of receivables securitized could significantly impact the gains on sale we record and the value of our interest-only strip receivables.

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

      Securitizations structured as sales transactions also involve the recording of an interest-only strip receivable which represents our contractual right to receive interest and other cash flows from the securitization trust. Our interest-only strip receivables are reported as a separate component of receivables, net of our estimate of probable losses under the recourse provisions, at estimated fair value using discounted cash flow estimates. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Any decline in the value of our interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

      Assumptions used in estimating gains on sales of receivables are evaluated with each securitization transaction. Assumptions used in valuing interest-only strip receivables are re-evaluated each quarter based on experience and expectations of future performances. During 2003 and 2002, we experienced lower interest rates on both the receivables sold and securities issued as well as generally higher delinquency and charge-off levels on the underlying receivables sold. We also had lower initial securitizations of receivables in 2003 compared to 2002 as a result of the use of alternative funding sources including HSBC subsidiaries and customers. These factors impacted both the gains recorded and the values of our interest-only strip receivables. Securitization gains will vary each year based on the level and mix of receivables securitized in that particular year. The sensitivity of our interest-only strip receivable to various adverse changes in assumptions and the amount of gain recorded and initial receivables securitized in each period is disclosed in Note 5, “Asset Securitizations,” to the accompanying consolidated financial statements.

      Securitizations and secured financing levels in 2004 are expected to remain consistent with 2003 levels. We currently anticipate, however, that we will rely less on securitizations and secured financings in the future as we continue to receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financing transactions. Therefore, we may structure more of our securitization transactions as secured financings under U.S. GAAP in the future in order to align our accounting treatment with HSBC’s U.K. GAAP treatment.

      Purchase Accounting In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for periods subsequent to March 28, 2003, resulting in a new basis of accounting for the “successor” period beginning March 29, 2003. As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. We believe the accounting estimates used to determine the fair value of our assets and liabilities at the time of the merger are “critical accounting estimates” for the following reasons:

•	Application of push-down accounting in our financial statements resulting from our acquisition by HSBC resulted in an increase to common shareholder’s equity of $1.4 billion, an increase to acquired intangibles of $2.5 billion and an increase to goodwill of $1.0 billion at March 28, 2003.

•	Many fair value estimates required us to forecast future cash flows, which often can be uncertain and require a high degree of judgment.

•	Amortization of fair value adjustments, which increased net income by $98.6 million in 2003, in many cases involved determining estimated useful lives and different estimates could materially affect net income.

      Using different assumptions and estimates may have resulted in different fair value estimates for our assets and liabilities, including goodwill. Throughout 2003, we made adjustments to our preliminary fair value estimates as additional information, including third party valuation data, was obtained. Purchase accounting adjustments have not been allocated to our Consumer segment, which is consistent with management’s view of our reportable segment results. For purposes of conducting impairment testing, our goodwill will be allocated to our operating units in 2004.

      Whenever possible, quoted market prices were used to determine the fair value of our assets and liabilities. However, a significant portion of our financial instruments do not have a quoted market price. For these items, values were determined using a discounted cash flow analysis. Assumptions used to estimate future cash flows on receivables are consistent with management’s assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in our asset/liability management process. All assumptions were based on historical experience adjusted for future expectations. Assumptions used to determine fair values for assets and liabilities for which no active market exists are inherently judgmental and changes in these assumptions could have significantly affected fair value calculations as well as the resulting fair value amortization. Our identifiable intangibles were valued independently by a third party.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Developments and Trends

      Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During 2003, the “predecessor” period contributed $460.7 million of net income and the “successor” period contributed $1.4 billion of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, Management’s Discussion and Analysis combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

      Our net income was $1.9 billion in 2003, $1.6 billion in 2002 and $1.7 billion in 2001. Operating net income was $2.0 billion in 2002. Operating net income is a non-GAAP financial measure which excludes the settlement charge and related expenses of $333.2 million, after-tax, in 2002.

      Operating net income declined from the prior year due to higher operating expenses to support receivables growth; increased legal and compliance costs; higher amortization of intangibles arising from the acquisition by HSBC; lower initial securitization activity as a result of the use of alternative funding sources including HSBC subsidiaries and customers; and higher provision for credit losses as a result of higher charge-offs. Partially offsetting these decreases were higher net interest margin and fee income due to receivable growth and lower funding costs. Net income during 2003 was positively impacted by purchase accounting adjustments, including adjustments to the cost of our funding to reflect lower credit spreads which was partially offset by higher amortization of intangibles arising from the acquisition by HSBC, and by the discontinuation of the shortcut method of accounting for our interest rate swaps under SFAS No. 133, all of which were the result of the HSBC merger. In 2003, amortization of purchase accounting adjustments increased net income by $98.6 million and the loss of the shortcut method of accounting increased net income by $51.7 million. We have restructured our interest rate swap portfolio to regain use of the shortcut method of accounting and to reduce the potential volatility of future earnings.

      The increase in operating net income in 2002 compared to 2001 was due to receivable and revenue growth. Receivable growth was partially offset by higher securitization levels and asset sales of $2.7 billion. Revenue growth was partially offset by higher operating expenses to support portfolio growth and higher credit loss provision due to the larger portfolio and uncertain economic environment. Our improved operating results in 2002 were offset by the attorney general settlement charge which reduced net income by $333.2 million. As of February 1, 2004, approximately 80 percent of eligible customers had accepted funds related to the attorney general settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices.

      Owned receivables were $82.4 billion at year-end 2003, compared to $75.2 billion at year-end 2002. Growth was strongest in our real estate secured portfolio, especially in our mortgage services business. In 2003, our branch-based consumer lending business reported strong real estate secured originations in the second half of the year following weak sales momentum in the first half of the year as a result of our intentional fourth quarter 2002 slowdown and higher run-off. Also contributing to the increase was growth resulting from an expanded range of products. Real estate loan growth in 2003 was impacted by the sale of $2.8 billion of our higher quality non-conforming product to HSBC Bank USA on December 31, 2003 to utilize HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $2.7 billion in 2002 pursuant to our liquidity management plans. Our auto finance, MasterCard and Visa and private label portfolios also reported growth, while our personal non-credit card portfolio declined due to tightened underwriting and reduced marketing.

      Our return on average common shareholder’s equity (“ROE”) was 15.6 percent in 2003, compared to 16.9 percent in 2002 and 20.7 percent in 2001. Excluding the settlement charge in 2002, ROE was 20.4 percent. The decrease in ROE in 2003 reflects higher equity levels as a result of push-down accounting resulting from the merger.

      Our return on average owned assets (“ROA”) was 1.98 percent in 2003, compared to 1.99 percent in 2002 and 2.56 percent in 2001. Excluding the settlement charge in 2002, ROA was 2.40 percent. ROA in 2003 declined compared to 2002 ROA excluding the settlement charge as a result of higher provision for credit losses, higher operating expenses and lower securitization revenue.

      Our owned net interest margin was 8.37 percent in 2003, compared to 8.24 percent in 2002 and 8.59 percent in 2001. The increase in 2003 was attributable to lower cost of funds including amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of Household’s merger with HSBC, partially offset by lower yields on our receivables, particularly real estate secured, due to reduced pricing and the amortization of fair value adjustments to our receivables. The decrease in 2002 was attributable to our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio, partially offset by lower funding costs.

      Our owned consumer charge-off ratio was 4.22 percent in 2003, compared to 4.10 percent in 2002 and 3.72 percent in 2001. The increase reflects the impact of the weak economy, including higher bankruptcy filings. Our two-months-and-over contractual delinquency ratio was 5.48 percent at December 31, 2003 compared to 5.38 percent at December 31, 2002. Excluding the impact of the sale of $2.8 billion of real estate secured loans to HSBC Bank USA on December 31, 2003, two-months-and-over contractual delinquency would have been 5.31 percent. During the latter half of 2003, we began to see improvements in credit quality as delinquency stabilized and charge-offs improved.

      During 2003, we increased our owned loss reserves to $3.5 billion by recording owned loss provision greater than charge-offs of $340.9 million. Receivables growth contributed to the higher loss reserves.

      Our owned basis efficiency ratio was 37.1 percent in 2003, 39.4 percent in 2002 and 37.1 percent in 2001. Excluding the settlement charge in 2002, our owned basis efficiency ratio was 34.1 percent. The increase in the 2003 efficiency ratio over the 2002 efficiency ratio excluding the settlement charge reflects lower securitization revenue and higher operating expenses, including planned higher legal and compliance costs, which were partially offset by higher net interest margin and fee income. We are committed to taking a leadership role in the consumer finance industry by establishing a benchmark for quality. As a result, we have significantly increased our investment in compliance, monitoring and training to approximately $150 million during 2003 which is more than double the amount invested in 2002. The decrease in the 2002 efficiency ratio reflects higher revenues, partially offset by higher operating expenses to support growth.

      Tangible shareholder’s equity to tangible managed assets (“TETMA”) was 7.69 percent at December 31, 2003 and 8.70 percent at December 31, 2002. The decrease in 2003 was primarily the result of purchase accounting adjustments. Excluding purchase accounting adjustments at December 31, 2003, TETMA was 9.37 percent. TETMA represents a non-GAAP financial measure that is used by HFC management to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See

“Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

      In December 2003, we received regulatory approval and subsequently sold $2.8 billion of our higher quality non-conforming real estate secured receivables to HSBC Bank USA on December 31, 2003. We recorded a pre-tax gain of $16.0 million in connection with this sale. We anticipate selling approximately $1.0 billion of additional similar receivables to HSBC Bank USA in the first quarter of 2004. In the future, similar real estate secured loan originations from correspondents will be purchased directly by HSBC Bank USA. Pursuant to a service level agreement, we will source, underwrite and price such purchases for HSBC Bank USA and we will be paid a fee for each such loan purchased by HSBC Bank USA. Under a separate servicing agreement, we have agreed to service all real estate secured loans sold to HSBC Bank USA including all future business they purchase from correspondents. We currently estimate that in 2004 new volume of approximately $3.0 billion will be recorded at HSBC Bank USA rather than at HFC and our net income will be reduced by approximately $80 million, or 4 percent of 2003 net income, as a result of these loan sales and reduced future volume.

      Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We currently estimate that $10 billion in private label receivables ($15 billion on a managed basis) and $4 billion in MasterCard and Visa receivables ($13 billion on a managed basis) will be transferred to HSBC Bank USA in 2004. Upon completion of the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to HFC for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

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

      In 2003, we continued efforts to address the injunctive relief items set forth in the Attorneys General settlement agreement. As of December 31, 2003, all Consumer Protection Plan initiatives have been implemented.

Segment Results — Managed Basis

      Our Consumer segment reported net income of $1.6 billion in 2003, $1.4 billion in 2002 and $1.5 billion in 2001. Excluding the impact of the settlement agreement with the state attorneys general, operating net income (a non-GAAP financial measure), was $1.7 billion in 2002. Compared to 2002, increases in net interest margin and fee income were more than offset by higher operating expenses and provision for credit losses and lower other revenues as a result of a decline in initial securitization activity due in part to funding obtained through HSBC in 2003. The increase in operating net income in 2002 compared to 2001 reflects higher net interest margin and other revenues.

      Net interest margin increased $831.7 million, or 10 percent, in 2003 and $1.4 billion, or 20 percent in 2002. Fee income increased $266.1 million, or 17 percent, in 2003 and $72.3 million, or 5 percent in 2002. Growth in average receivables drove the increases in net interest margin and fee income in both years. Other revenues (excluding fee income) decreased $348.5 million, or 33 percent, in 2003 and increased $551.0 mil-

lion, or 108 percent in 2002. The decrease in 2003 was primarily attributable to lower securitization revenue due to a significant decline in initial securitization volume, particularly in our auto finance business, as a result of alternative funding including HSBC subsidiaries and customers. The increase in 2002 was attributable to higher securitization revenue. Initial securitization levels in 2002 were much higher than both 2003 and 2001 as a result of our liquidity management plans. Our provision for credit losses rose $634.4 million, or 12 percent, in 2003 and $1.6 billion, or 44 percent, in 2002 as a result of increased levels of receivables, higher provision for credit losses on securitized receivables, including higher estimated losses at auto finance, and higher levels of charge-off, due in part to the weak economy. We increased managed loss reserves by recording loss provision greater than charge-offs of $921.4 million in 2003 and $1.1 billion in 2002. Operating expenses (excluding the 2002 settlement charge and related expenses) increased $369.0 million, or 12 percent, in 2003 and $218.3 million, or 7 percent in 2002. The increases are the result of additional operating costs to support the increased receivable levels and higher legal and compliance costs.

      Managed receivables grew to $106.6 billion, up 9 percent from $97.4 billion at year-end 2002 and $86.6 billion at year-end 2001. The managed receivable growth in both years was driven primarily by growth in real estate secured receivables in our correspondent business. In 2003, our branch-based consumer lending business reported strong real estate secured originations in the second half of the year following weak sales momentum in the first half of the year as a result of our intentional fourth quarter 2002 slowdown and higher run-off. Real estate growth in 2003 was impacted by the $2.8 billion loan sale to HSBC Bank USA to utilize HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $2.7 billion in 2002 pursuant to our liquidity management plans. Our private label portfolio also reported strong growth in 2003 as a result of portfolio acquisitions and organic growth.

      Return on average managed assets (“ROMA”) was 1.46 percent in 2003, compared to 1.45 percent in 2002 and 1.89 percent in 2001. Excluding the settlement charge, ROMA was 1.80 percent in 2002. The declines in the ratios in both years on an operating basis reflect higher provision for credit losses and operating expenses. The 2003 ratio also reflects lower securitization revenue.

      See Note 19, “Segment Reporting,” to the accompanying consolidated financial statements for additional segment information.

Receivable Review

      Owned receivables at December 31, 2003 and increases (decreases) over prior years are shown in the following table:

		Increase (Decrease)		Increase (Decrease)
		in 2003/2002		in 2002/2001
	December 31,
	2003	$	%	$	%

	(All dollar amounts are stated in millions)
Real estate secured	$48,979.8	$4,927.7	11%	$6,853.7	18%
Auto finance	4,121.5	2,093.4	103	(304.1)	(13)
MasterCard/Visa	9,530.3	1,930.1	25	638.2	9
Private label	9,732.4	367.2	4	(482.7)	(5)
Personal non-credit card	9,643.5	(2,063.4)	(18)	1,148.3	11
Commercial and other	396.7	(60.5)	(13)	14.7	3

Total	$82,404.2	$7,194.5	10%	$7,868.1	12%

      Real estate secured receivables increased $4.9 billion to $49.0 billion during 2003. During 2003, strong demand for debt consolidation loans and refinancing due to favorable interest rates contributed to growth, especially in our mortgage services business. Receivable originations in our branch-based consumer lending business improved in the latter half of 2003 compared to earlier in the year following our intentional fourth quarter 2002 slowdown. Also contributing to the increase was growth resulting from an expanded range of products. Real estate growth in 2003 was impacted by the $2.8 billion loan sale to HSBC Bank USA to utilize

HSBC liquidity. Real estate secured receivables also reflect whole loan sales of $2.7 billion in 2002 pursuant to our liquidity management plans.

      Auto finance receivables increased $2.1 billion to $4.1 billion during 2003 due to lower securitization levels as planned as well as newly originated loans acquired from our dealer network and strategic alliances established during the year.

      MasterCard and Visa receivables increased $1.9 billion to $9.5 billion during 2003 primarily as a result of portfolio acquisitions totaling $.9 billion. Our subprime portfolio also reported growth as the result of new originations. Our GM portfolio reported strong growth as a result of new account originations and lower securitization levels. Our Union Plus and merchant partnership portfolios also reported strong growth.

      Private label receivables increased $.4 billion to $9.7 billion during 2003. The growth was primarily due to portfolio acquisitions totaling $.8 billion resulting from new partner programs. Organic growth, including strong sales growth by several of our larger merchants, also contributed to growth. This growth was partially offset by the liquidation of certain inactive merchant portfolios.

Personal non-credit card receivables are comprised of the following:

	At December 31,

	2003	2002

	(In millions)
Personal non-credit card	$5,627.5	$6,468.0
Union Plus personal non-credit card	713.8	1,095.4
Personal homeowner loans	3,302.2	4,143.5

Total	$9,643.5	$11,706.9

      Personal non-credit card receivables decreased $2.1 billion to $9.6 billion during 2003 as we intentionally decreased the size of this portfolio through tightened underwriting in our branches and decreased marketing in our branches and Union Plus portfolio. Personal non-credit card loans (cash loans with no security) are made to customers who do not qualify for a real estate secured or personal homeowner loan (“PHL”). The average personal non-credit card loan is approximately $5,000 and 80 percent of the portfolio is closed-end with terms ranging from 12 to 60 months. The Union Plus personal non-credit card loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal non-credit card loans. The average PHL is approximately $15,000. PHL’s typically have terms of 120 or 180 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrite, price, classify and manage like unsecured loans. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting. Historically, these loans have performed better from a credit loss perspective than traditional unsecured loans as consumers are more likely to pay secured loans than unsecured loans in times of financial distress.

      Distribution and Sales We reach our customers through many different distribution channels and our growth strategies vary across product lines. The consumer lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing, strategic alliances and Internet applications. The mortgage services business originates real estate secured receivables through brokers and purchases real estate secured volume primarily through correspondents. Private label credit card volume is generated through merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance loan volume is generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance volume is generated through direct lending which includes alliance partner referrals, Internet applications and direct mail. MasterCard and Visa loan volume is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our co-branding and affinity relationships, mass media advertisements (GM Card®) and merchant relationships sourced through our retail services business. We also supplement internally-generated receivable growth with portfolio acquisitions.

      Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approximately $350 million of personal non-credit card loans into real estate secured loans in both 2003 and 2002. It is not our practice to rewrite or reclassify any delinquent secured loans (real estate or auto) into personal non-credit card loans.

      The Internet is also an increasingly important distribution channel and is enabling us to expand into new customer segments, improve delivery in indirect distribution and serve current customers in a more cost-effective manner. Receivables originated via the Internet increased 46 percent to $8.9 billion at December 31, 2003 and included 2.8 million accounts. We currently accept loan applications via the Internet for all of our products and have the ability to serve our customers entirely on-line or in combination with our other distribution channels.

Results of Operations

      Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

      Net Interest Margin Our net interest margin on an owned basis increased to $7.2 billion in 2003, up from $6.2 billion in 2002 and $5.2 billion in 2001. The increase in 2003 was attributable to higher average receivables and lower cost of funds including the amortization of purchase accounting fair value adjustments, partially offset by lower yields on our receivables due to reduced pricing and the amortization of purchase accounting fair value adjustments. Excluding amortization of purchase accounting fair value adjustments, which totaled $620.9 million, net interest margin was $6.5 billion in 2003. The increase in 2002 was attributable to higher average receivables and lower funding costs.

      As a percent of average interest-earning assets, net interest margin was 8.37 percent in 2003, 8.24 percent in 2002 and 8.59 percent in 2001. The increase in 2003 was attributable to lower cost of funds, including amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of Household’s merger with HSBC, partially offset by lower yields on our receivables, particularly in real estate secured, due to reduced pricing and the amortization of purchase accounting fair value adjustments to our receivables. The decrease in 2002 was attributable to the impact of our liquidity-related investment portfolio which was established in 2002 and has lower yields than our receivable portfolio, partially offset by lower funding costs.

      Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin increased to $9.9 billion in 2003, up from $8.7 billion in 2002 and $7.2 billion in 2001. Receivable growth contributed to the dollar increases in both years. As a percent of average managed interest-earning assets, net interest margin was 9.11 percent in 2003, 9.07 percent in 2002 and 9.05 percent in 2001. Lower interest expense, including the impact of the previously discussed amortization of purchase accounting adjustments in 2003 and lower funding costs in 2002, was the primary driver of the increased margin in both years. In 2003, this increase was partially offset by lower pricing on our receivables. Our liquidity-related investment portfolio, which was established in 2002 and has lower yields than our receivables, also had a negative impact on our net interest margin in both periods.

      Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed portfolio includes relatively more unsecured loans, which have higher yields.

      We manage our interest rate risk through the use of derivatives to limit the amount of risk taken. We estimate that our after-tax earnings would decline by about $64 million at December 31, 2003 and $48 million at December 31, 2002, following a gradual 100 basis point increase in interest rates over a twelve-month period.

      See “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis net interest margin.

      Provision for Credit Losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio. Growth in receivables and portfolio seasoning also ultimately result in higher provision for credit losses.

      The provision for credit losses totaled $3.7 billion in 2003, compared to $3.5 billion in 2002 and $2.6 billion in 2001, and included owned loss provision greater than charge-offs of $340.9 million in 2003, $568.6 million in 2002 and $377.6 million in 2001. Receivables growth, increases in personal bankruptcy filings and the weak economy contributed to the increase in provision dollars in both years. The provision for credit losses may vary from year to year, depending on a variety of factors including historical delinquency roll rates and utilization of customer account management policies and practices and risk management/ collection practices relating to our loan products, the amount of securitizations in a particular period, economic conditions, and our product vintage analyses.

      As a percent of average owned receivables, the provision was 4.62 percent in 2003, compared to 4.87 percent in 2002 and 4.34 percent in 2001. The decrease in 2003 reflects lower additions to loss reserves as a result of improving charge-offs in the latter half of the year. The increase in 2002 reflects higher charge-offs, including bankruptcy charge-offs, and additions to loss reserves, both resulting from the weak economy.

      See “Application of Critical Accounting Policies,” “Credit Loss Reserves,” and “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis loss reserves.

      Other Revenues Total other revenues were $3.7 billion in 2003, $4.0 billion in 2002 and $3.4 billion in 2001. Total other revenues included the following:

	Year Ended December 31

	2003	2002	2001

	(In millions)
Securitization revenue	$1,396.7	$2,011.0	$1,652.4
Insurance revenue	496.3	526.4	489.2
Investment income	182.4	167.1	153.4
Fee income	1,090.6	868.8	827.7
Other income	491.3	387.0	293.5

Total other revenues	$3,657.3	$3,960.3	$3,416.2

      Securitization revenue is the result of the securitization of receivables structured as sales and included the following:

	Year Ended December 31

	2003	2002	2001

	(In millions)
Net initial gains(1)	$175.9	$296.8	$154.2
Net replenishment gains(1)	517.9	505.4	403.1
Servicing revenue and excess spread	702.9	1,208.8	1,095.1

Total	$1,396.7	$2,011.0	$1,652.4

(1)	Net of our estimate of probable credit losses under the recourse provisions.

      The decreases in 2003 were due to decreases in the level of initial securitizations during the year as a result of the use of alternative funding sources, including funding from HSBC subsidiaries and clients, and lower excess spread especially at auto finance due to higher loss estimates and to amortization of purchase accounting fair value adjustments to our interest-only strip receivables. The increases in 2002 were due to increases in the levels of receivables securitized during the year, higher average securitized receivables and changes in the mix of receivables included in these transactions. In 2002, we actively accessed the asset-backed securities market as part of our liquidity management plans to limit dependence on the more volatile unsecured term debt market. Net replenishment gains are the result of certain securitization trusts such as credit cards, which are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off.

      Securitization revenue will vary each year based on the level and mix of receivables securitized in that particular year (which will impact net initial and replenishment gains, including the related estimated probable credit losses under the recourse provisions) as well as the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is impacted by the level and mix of current year securitizations because securitized receivables with longer lives may require a higher over-the-life loss provision than receivables securitized with shorter lives depending upon loss estimates and severities. Securitization and secured financing levels in 2004 are expected to remain consistent with 2003 levels. We currently anticipate, however, that we will rely less on securitizations and secured financings in the future as we continue to receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financing transactions. Therefore, we may structure more of our securitization transactions as financings under U.S. GAAP in the future in order to align our accounting treatment with HSBC’s U.K. GAAP treatment.

      Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $427.5 million in 2003, increased $123.9 million in 2002 and increased $118.1 million in 2001.

      See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Asset Securitizations,” to the accompanying consolidated financial statements, “Application of Critical Accounting Policies” and “Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations” for further information on asset securitizations.

      Insurance revenue was $496.3 million in 2003, $526.4 million in 2002 and $489.2 million in 2001. The decrease in 2003 reflects lower sales as a result of decreased originations in our branches in the first half of the year as well as a decrease in the percentage of customers who purchase insurance. The increase in 2002 reflects increased sales on a larger receivable portfolio.

      Investment income includes income on investment securities in the insurance business as well as realized gains and losses from the sale of investment securities. Investment income was $182.4 million in 2003, $167.1 million in 2002 and $153.4 million in 2001. In 2003, higher realized gains on security sales were partially offset by lower yields including the impact of the amortization of purchase accounting adjustments. In 2002, the increase was primarily attributable to higher interest income as a result of higher average investment balances partially offset by lower yields.

      Fee income includes fee-based revenues from products such as MasterCard and Visa and private label credit cards. Fee income was $1.1 billion in 2003, $868.8 million in 2002 and $827.7 million in 2001. The increases were primarily due to higher credit card fees. Fee income will also vary from year to year depending upon the amount of securitizations in a particular period. See Note 19, “Segment Reporting,” to the accompanying consolidated financial statements for additional information on fee income on a managed basis.

      Other income, which includes revenue from our refund lending (“RAL”) business, was $491.3 million in 2003, $387.0 million in 2002 and $293.5 million in 2001. RAL income was $185.4 million in 2003, $239.9 million in 2002 and $198.3 million in 2001. RAL income decreased in 2003 primarily as a result of higher funding costs, participation payments and credit losses. Lower RAL income in 2003 was more than offset by higher revenues from our mortgage operations and $81.0 million of income resulting from the discontinuation of the shortcut method of accounting for a period of time in 2003. In 2002, the increase reflected higher RAL income and increased revenues from our mortgage operations.

      Costs and Expenses Total costs and expenses were $4.2 billion in both 2003 and 2002 and $3.4 billion in 2001. Our owned basis efficiency ratio was 37.1 percent in 2003, 39.4 percent in 2002 and 37.1 percent in 2001. Excluding the settlement charge in 2002, our owned basis efficiency ratio was 34.1 percent. The increase in the 2003 efficiency ratio over the 2002 efficiency ratio excluding the settlement charge reflects higher operating expenses and lower securitization revenue which was partially offset by higher net interest margin and fee income. The improvement in 2002 reflects higher revenues, partially offset by higher operating expenses to support growth. See “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

      Total costs and expenses included the following:

	Year Ended December 31

	2003	2002	2001

	(In millions)
Salaries and fringe benefits	$1,625.5	$1,491.0	$1,331.0
Sales incentives	246.5	244.2	262.9
Occupancy and equipment expenses	316.2	297.1	270.5
Other marketing expenses	534.4	491.0	467.2
Other servicing and administrative expenses	948.7	769.4	621.5
Amortization of acquired intangibles and goodwill	234.2	57.8	157.4
Policyholders’ benefits	288.2	305.2	268.1
Settlement charge and related expenses	—	525.0	—

Total costs and expenses	$4,193.7	$4,180.7	$3,378.6

      Salaries and fringe benefits were $1.6 billion in 2003, $1.5 billion in 2002 and $1.3 billion in 2001. The increases were primarily due to additional staffing at all businesses to support growth and compliance functions. Higher employee benefit plan expenses also contributed to the increase in 2003.

      Sales incentives were $246.5 million in 2003, $244.2 million in 2002 and $262.9 million in 2001. In 2003, the increase was primarily due to increases in our mortgage services business, substantially offset by lower new loan volume in our branches and in our auto finance business. In 2002, the decrease was due to the terms of our 2002 branch incentive plans which, generally, had higher volume requirements than the prior-year plans.

      Occupancy and equipment expenses were $316.2 million in 2003, $297.1 million in 2002 and $270.5 million in 2001. In 2003, the increase was primarily the result of higher repairs and occupancy maintenance costs. In 2002, the increase was primarily due to higher rental and other expenses.

      Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. These expenses were $534.4 million in 2003, $491.0 million in 2002 and $467.2 million in 2001. Increased marketing initiatives in our MasterCard and Visa portfolio was the primary driver of the increases in both years.

      Other servicing and administrative expenses were $948.7 million in 2003, $769.4 million in 2002 and $621.5 million in 2001. Higher collection, legal, compliance and REO expenses as well as receivable growth contributed to the increases in both years. In 2003, higher third-party insurance costs also contributed to the increase. In 2002, the increase was also attributable to higher consulting expenses.

      Amortization of acquired intangibles and goodwill was $234.2 million in 2003, $57.8 million in 2002 and $157.4 million in 2001. In 2003, the increase was primarily attributable to amortization of acquired intangibles established as a result of the HSBC merger. In 2002, the decrease was primarily attributable to the adoption of Statement of Financial Accounting Standard No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets,” on January 1, 2002. Amortization of goodwill, which totaled $58.4 million in 2001, recorded in past business combinations ceased upon adoption of this new accounting standard.

      Policyholders’ benefits were $288.2 million in 2003, $305.2 million in 2002 and $268.1 million in 2001. The changes were primarily due to and consistent with the previously discussed changes in insurance revenues. 2003 also includes amortization of purchase accounting adjustments relating to our insurance business.

      Settlement charge and related expenses were $525.0 million in 2002. The charges were the result of an agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations relating to real estate secured lending in our retail branch consumer lending operations as operated under the HFC and Beneficial brand names.

      Income taxes The effective tax rate was 34.5 percent in 2003, 34.2 percent in 2002 and 35.5 percent in 2001. Excluding the settlement charge, the effective tax rate was 34.6 percent in 2002.

CREDIT QUALITY

      Delinquency and Charge-offs Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, bankruptcy trends and general economic conditions. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

      Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. We believe our credit and portfolio management process gives us a reasonable basis for predicting the credit quality of new accounts. This process is based on our experience with numerous marketing, credit and risk management tests. We also believe that our frequent and early contact with delinquent customers, as well as restructuring and other customer account management techniques which are designed to optimize account relationships, are helpful in maximizing customer collections.

Charge-Off and Nonaccrual Policies and Practices

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

Real estate secured(1)	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued, and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off by the end of the month in which the account becomes 9 months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually past due and resumed when the receivable becomes less than 3 months contractually past due.
Auto finance(1)	Carrying values in excess of net realizable value are charged off at the earlier of the following:
• the collateral has been repossessed and sold,
• the collateral has been in our possession for more than 90 days, or
	• the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than 2 months contractually past due and resumed when the receivable becomes less than 2 months contractually past due.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

MasterCard and Visa	Generally charged-off by the end of the month in which the account becomes 6 months contractually delinquent.	Interest generally accrues until charge-off.
Private label	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent. Beginning in the fourth quarter of 2002, we charge-off receivables originated through new merchant relationships by the end of the month in which the account becomes 6 months contractually delinquent. As of December 31, 2003, approximately 21 percent of our owned private label portfolio was subject to this 6-month charge-off policy.	Interest generally accrues until charge-off.
Personal non-credit card	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent and no payment received in 6 months, but in no event to exceed 12 months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non-credit card receivables, interest income is generally recorded as collected.

(1)	In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Historically, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November 2003. The adoption had no significant impact on our net income.

      Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

      Subject to receipt of regulatory and other approvals, we intend to transfer substantially all of our private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. See “Developments and Trends” for further discussion.

      Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. With certain minor variations, our MasterCard and Visa charge-off policy is generally consistent with credit card industry practice. Charge-off periods for our personal non-credit card and private label products were designed to be responsive to our customer needs and may be longer than bank competitors who serve a different market. Our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist for products with longer charge-off lives. We believe our current charge-off policies are appropriate and result in proper loss recognition.

      Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. If the account subsequently experiences payment defaults, it will again become contractually delinquent. As summarized in the tables that follow, in the third quarter of 2003, we implemented certain changes to our restructuring policies. These changes are intended to eliminate and/or streamline exception provisions to our existing policies and are generally effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are not subject to the revised restructure and customer account management policies. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy by mortgage services has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies. We do not expect the changes to have a significant impact on our business model or on our results of operations as these changes will generally be phased in as new receivables are originated or acquired.

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

RESTRUCTURING POLICIES AND PRACTICES
HISTORICAL RESTRUCTURING	FOLLOWING CHANGES IMPLEMENTED IN THE
POLICIES AND PRACTICES(1)(2)	THIRD QUARTER 2003(1)(2)

Real estate secured
Real Estate — Overall
•  An account may be restructured if we receive two qualifying payments within the 60 days preceding the restructure; we may restructure accounts in hardship, disaster or strike situations with one qualifying payment or no payments
•  Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
•  Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be restructured
•  Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/ disaster/ strike, accounts are generally limited to one restructure every 12 months
•  Accounts generally are not eligible for restructure until on books for at least six months
Real Estate — Consumer Lending
•  Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment

Real estate secured
Real Estate — Overall
•  Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure
•  Accounts will be limited to four restructures in a rolling 60 month period
•  Accounts generally are not eligible for restructure until nine months after origination
•  Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement
•  Accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally may be restructured upon receipt of one qualifying payment
•  Except for bankruptcy reaffirmation and filed Chapter 13 plans, accounts will generally not be restructured more than once in a 12 month period
•  Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment(3)
Real Estate — Mortgage Services(4)
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

Auto finance
•  Accounts may generally be extended upon receipt of two qualifying payments within the 60 days preceding the extension
•  Accounts may be extended by no more than three months at a time
•  Accounts will be limited to four extensions in a rolling 60 month period, but in no case will an account be extended more than a total of six months over the life of the account
•  Accounts will be limited to one extension every six months
•  Accounts will not be eligible for extension until on the books for at least six months
•  Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be

RESTRUCTURING POLICIES AND PRACTICES
HISTORICAL RESTRUCTURING	FOLLOWING CHANGES IMPLEMENTED IN THE
POLICIES AND PRACTICES(1)(2)	THIRD QUARTER 2003(1)(2)

restructured upon receipt of a signed reaffirmation agreement

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
•  Accounts originated after October 1, 2002 for certain merchants require receipt of two or three qualifying payments to be restructured, except accounts in an approved, external debt management program may be restructured upon receipt of one qualifying payment.
•  Accounts must be on the books for nine months and we must receive the equivalent of two qualifying payments within the 60 days preceding the restructure
•  Accounts are not eligible for subsequent restructure until 12 months after a prior restructure and upon our receipt of three qualifying payments within the 90 days preceding the restructure

Personal non-credit card
•  Accounts may be restructured if we receive one qualifying payment within the 60 days preceding the restructure; may restructure accounts in a hardship/ disaster/ strike situation with one qualifying payment or no payments
•  If an account is never more than 90 days delinquent, it may generally be restructured up to three times per year
•  If an account is ever more than 90 days delinquent, it may be restructured with one qualifying payment no more than four times over its life; however, generally the account may thereafter be restructured if two qualifying payments are received
•  Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments

Personal non-credit card
•  Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure
•  Accounts will be limited to one restructure every six months
•  Accounts will be limited to four restructures in a rolling 60 month period
•  Accounts will not be eligible for restructure until six months after origination

(1)	We employ account restructuring and other customer account management policies and practices as flexible customer account management tools. In addition to variances in criteria by product, criteria may also vary within a product line (for example, in our private label credit card business, criteria may vary from merchant to merchant). Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	Generally, policy changes will not be applied to the entire portfolio on the date of implementation and may be applied to new, or recently originated or acquired accounts. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies. Unless otherwise noted, the revisions to the restructure policies and practices implemented in the third quarter 2003 will generally be applied only to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. We do not expect the changes to have a significant impact on our business model or results of operations as these changes will generally be phased in as receivables are originated or acquired.

(3)	Our mortgage services business implemented this policy for all accounts effective March 1, 2004.

(4)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

      In addition to our restructuring policies and practices, we employ other customer account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, modifications, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an extra amount in connection with making future payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms, although if the agreed terms are not adhered to by the customer the account status may be reversed and collection action resumed. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

      The tables below summarize approximate restructuring statistics in our managed basis portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are serviced and collected without regard to ownership and result in a similar credit loss exposure for us. Our restructure statistics are compiled using certain assumptions and estimates and we continue to enhance our ability to capture restructure data across all business units. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies will be enhanced over time, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about us and our business based solely on data or information regarding account restructuring statistics or policies.

Total Restructured by Restructure Period(1)

(Managed Basis)

	At December 31,

	2003	2002

Never restructured	84.4%	84.4%
Restructured:
Restructured in the last 6 months	6.7	6.5
Restructured in the last 7-12 months	3.8	4.1
Previously restructured beyond 12 months	5.1	5.0

Total ever restructured	15.6	15.6

Total	100.0%	100.0%

Total Restructured by Product(1)

(Managed Basis)

	At December 31

	2003		2002

	(Dollar amounts are stated in millions)
Real estate secured	$9,548.5	19.4%	$8,473.2	19.0%
Auto finance	1,295.5	14.7	1,242.9	16.7
MasterCard/Visa	583.7	3.1	540.8	3.2
Private label	1,064.6	7.1	1,255.4	9.7
Personal non-credit card	4,074.9	26.6	3,768.1	23.0

Total	$16,567.2	15.6%	$15,280.4	15.6%

(1)	Excludes commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).

      See “Credit Quality Statistics” for further information regarding owned basis and managed basis delinquency, charge-offs and nonperforming loans.

      The amount of managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.9 billion or .9% of managed receivables at December 31, 2003 compared with approximately $.8 billion or .9% of managed receivables at December 31, 2002.

Consumer Two-Month-and-Over Contractual Delinquency Ratios — Owned Basis(1)

	2003				2002

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Real estate secured	4.35%	4.21%	4.27%	4.13%	3.88%	3.22%	2.85%	3.09%
Auto finance	2.52	2.14	2.48	2.74	3.95	3.32	2.98	2.03
MasterCard/Visa	6.27	6.75	6.90	7.71	6.37	6.69	6.06	7.02
Private label	6.10	6.14	6.06	6.55	6.90	7.29	6.51	6.67
Personal non-credit card	11.07	10.81	10.00	9.78	9.42	9.35	9.74	10.08

Total Consumer	5.48%	5.46%	5.51%	5.58%	5.38%	5.00%	4.69%	4.96%

(1)	Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgement, evidence continued payment probability. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults and becomes at least two months contractually delinquent, it will be reported in our delinquency ratios.

      Compared to September 30, 2003, our total consumer delinquency ratio was essentially flat at December 31, 2003. Excluding the impact of the sale of $2.8 billion of our higher quality non-conforming real estate secured loans to HSBC Bank USA on December 31, 2003, real estate delinquency ratio would have decreased to 4.12 percent and our total delinquency ratio would have decreased to 5.31 percent. Both credit card portfolios showed quarterly declines in the delinquency ratios as a result of the benefit of seasonal receivable growth. Though not yet reflected in our delinquency rates at December 31, 2003, early roll rates in all of our products showed improvement in the fourth quarter as a result of improvements in the economy and better underwriting in some products. We believe these improvements, together with loan growth, may result in lower delinquency rates in the first half of 2004.

      Compared to December 31, 2002, total consumer delinquency increased modestly, but would have declined 7 basis points excluding the previously discussed $2.8 billion real estate secured loan sale. Real estate secured delinquency rates also reflect the $2.8 billion loan sale as well as higher levels of receivables in foreclosure. Auto finance delinquency reflects the positive impact of strategic alliance acquisitions, tightened underwriting and lower securitization levels. The decrease in our MasterCard and Visa portfolio reflects receivable growth, including portfolio acquisitions. These improvements were partially offset by a growing percentage of subprime receivables in our portfolio. Though subprime delinquency rates were relatively stable during 2003, these receivables continue to have higher delinquency rates than our prime MasterCard and Visa receivables. Private label delinquency rates reflect improved underwriting, collections and credit models. The increase in our personal non-credit card portfolio reflects continued maturation of the portfolio as well as reduced originations.

      See “Credit Quality Statistics — Managed Basis” for additional information regarding our managed basis credit quality. See “Customer Account Management Policies and Practices” regarding the treatment of restructured accounts and accounts subject to forbearance and other customer account management tools.

Consumer Net Charge-off Ratios — Owned Basis

	Full	2003 Quarter Ended (Annualized)				Full	2002 Quarter Annualized				Full
	Year					Year					Year
	2003	Dec. 31	Sep. 30	June 30	Mar. 31	2002	Dec. 31	Sep. 30	June 30	Mar. 31	2001

Real estate secured(1)	1.02%	.96%	.93%	1.04%	1.14%	.98%	1.14%	1.08%	.94%	.73%	.57%
Auto finance(1)	4.90	3.36	4.62	5.29	7.69	5.99	8.47	5.49	4.78	5.66	4.04
MasterCard/Visa	10.74	9.77	10.08	12.49	10.84	10.32	10.05	9.73	11.09	10.47	9.82
Private label	6.35	5.65	5.91	7.06	6.82	6.65	6.85	7.20	6.14	6.44	6.11
Personal non-credit card	11.21	11.85	11.97	11.04	10.06	9.60	9.06	10.03	9.97	9.35	8.37

Total consumer(1)	4.22%	3.89%	4.12%	4.51%	4.39%	4.10%	4.15%	4.19%	4.07%	3.98%	3.72%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.46%	1.41%	1.39%	1.49%	1.56%	1.40%	1.54%	1.46%	1.38%	1.20%	.95%

(1)	As discussed in “New Accounting Pronouncements”, we adopted FSP 144-1 in November 2003. The adoption increased real estate charge-offs by $9.1 million and auto finance charge-offs by $1.2 million during the quarter ended December 31, 2003. The adoption increased real estate charge-offs by 7 basis points for the quarter ended December 31, 2003 and 2 basis points for the full year 2003, auto finance charge-offs by 12 basis points for the quarter ended December 31, 2003 and 4 basis points for the full year 2003, and total consumer charge-offs by 4 basis points for the quarter ended December 31, 2003 and 1 basis point for the full year 2003. The impact on prior periods was not material.

      For the full year, higher levels of new bankruptcy filings and the weak economy, including higher unemployment, continued to negatively affect charge-off rates in all products while average receivable growth positively impacted all products except personal non-credit card. Average receivable growth includes portfolio acquisitions in our MasterCard and Visa and private label portfolios and newly originated loans acquired from strategic alliances in our auto finance portfolio. Auto finance charge-off rates also reflect improved underwriting and lower securitization levels. Loss severities on repossessed vehicles in our auto finance business remain high, but were stable during 2003. The increase in MasterCard and Visa receivables reflects growth in our subprime portfolio. Our private label charge-off rates also reflect improved underwriting, collections and credit models. Charge-off rates in our personal non-credit card portfolio reflect continued maturation of the portfolio as well as reduced originations.

      The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables over the 2002 ratio was the result of the seasoning of our portfolios, higher loss severities and higher bankruptcy filings.

      The increases in charge-off ratios in 2002 compared to 2001 reflect the weak economy and higher bankruptcy filings. Though we took a number of steps designed to reduce our credit losses, including tightening underwriting, reducing unused credit lines, strengthening risk model capabilities and adding collectors, the weak economy, including higher bankruptcy rates, resulted in higher charge-off ratios in all of our products. The increase in the auto finance ratio was due in part to higher loss severities on repossessed vehicles. The increase in the MasterCard and Visa ratio reflects a higher percentage of subprime receivables in the portfolio. Though subprime charge-off rates declined in 2002, these receivables have higher loss rates than other MasterCard and Visa receivables. Charge-offs in our personal non-credit card portfolio increased more than our other unsecured products because our typical personal non-credit card customer is less resilient and, therefore, more exposed to economic downturns. The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables over the 2001 ratio was the result of the seasoning of our portfolios, higher loss severities, especially in second lien mortgages, and higher bankruptcy filings.

      See “Credit Quality Statistics — Managed Basis” for additional information regarding our managed basis credit quality.

      Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our assessment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning and current levels of charge-offs and delinquencies.

      While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

      The following table sets forth owned basis credit loss reserves for the periods indicated:

	At December 31

	2003	2002	2001

	(All dollar amounts are stated in millions)
Owned credit loss reserves	$3,542.9	$3,156.9	$2,440.6
Reserves as a percent of receivables	4.30%	4.20%	3.62%
Reserves as a percent of net charge-offs	105.3	109.0	109.5
Reserves as a percent of nonperforming loans	95.7	97.6	93.3

      We increased credit loss reserves by recording owned loss provision greater than charge-offs of $340.9 million in 2003 and $568.6 million in 2002. Reserve levels at December 31, 2003 reflect receivable growth as well as consideration of key ratios such as reserves as a percentage of net charge-offs and reserves as a percentage of nonperforming loans. Reserves as a percentage of receivables at December 31, 2003 were higher than at December 31, 2002 as a result of the sale of $2.8 billion of higher quality real estate secured loans to HSBC Bank USA in December 2003. Had this sale not occurred, reserves as a percentage of receivables at December 2003 would have been lower than 2002 as a result of improving credit quality in the latter half of 2003 as delinquency rates stabilized and charge-off levels improved. The ratios in 2002 and 2001 reflect the impact of the weak economy, higher delinquency levels, and uncertainty as to the ultimate impact the weakened economy would have on delinquency and charge-off levels.

      For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

	At December 31

	2003	2002	2001

	(All dollar amounts are stated in millions)
Managed credit loss reserves	$5,789.2	$4,795.2	$3,502.7
Reserves as a percent of receivables	5.39%	4.86%	4.02%
Reserves as a percent of net charge-offs	116.6	114.3	108.6
Reserves as a percent of nonperforming loans	120.0	114.7	105.4

      See “Reconciliations to GAAP Financial Measures” for additional information regarding our owned basis and managed basis loss reserves.

Owned Nonperforming Assets

	At December 31

	2003	2002	2001

	(All dollar amounts are stated in millions)
Nonaccrual receivables	$2,828.0	$2,401.8	$1,801.5
Accruing consumer receivables 90 or more days delinquent	872.4	833.2	814.1

Total nonperforming receivables	3,700.4	3,235.0	2,615.6
Real estate owned	626.6	423.9	392.6

Total nonperforming assets	$4,327.0	$3,658.9	$3,008.2

Owned credit loss reserves as a percent of nonperforming receivables	95.7%	97.6%	93.3%

      The increase in nonaccrual receivables is primarily attributable to increases in our real estate secured and personal non-credit card portfolios. Accruing consumer receivables 90 or more days delinquent includes MasterCard and Visa and private label credit card receivables, consistent with industry practice. The increase in total nonperforming assets is attributable to growth in our owned portfolio.

      Geographic Concentrations The state of California accounts for 14 percent of our owned portfolio. No other state accounts for more than 10 percent of either our owned or managed portfolio. Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

LIQUIDITY AND CAPITAL RESOURCES

      Our continued success and prospects for growth are largely dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to and the costs associated with issuing debt in these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.

      Household’s merger with HSBC has improved our access to the capital markets and lowered our funding costs. In addition to providing several important sources of direct funding, our affiliation with HSBC is also expanding access to a worldwide pool of potential investors. While these new funding synergies will reduce our reliance on traditional sources to fund our growth, we are focused on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. Because we are now a subsidiary of HSBC, our credit spreads relative to treasuries have tightened since the merger. In 2003, these tightened credit spreads have resulted in cash funding expense savings of approximately $125 million compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HFC will depend in large part upon the amount and timing of the proposed private label and MasterCard and Visa credit card receivable transfers to HSBC Bank USA and other initiatives between HFC and HSBC subsidiaries. Amortization of purchase accounting fair value adjustments applied to our external debt obligations, including derivative financial instruments, as a result of Household’s merger with HSBC reduced interest expense by $797.6 million in 2003.

      As of December 31, 2003, we had received $9.9 billion in HSBC related funding as detailed in the table below. We also implemented a $2.5 billion revolving credit facility with HSBC.

(in billions)
Debt issued to HSBC subsidiaries:
Short-term borrowings	$2.6
Term debt	1.3

Total debt issued to HSBC subsidiaries	3.9

Debt issued to HSBC clients:
Euro commercial paper	2.8
Term debt	.4

Total debt issued to HSBC clients	3.2
Cash received on sale of real estate secured loans to HSBC Bank USA	2.8

Total HSBC related funding	$9.9

      We maintained an investment security liquidity portfolio of $7.9 billion at December 31, 2003, including $2.4 billion which is dedicated to our credit card bank. Our investment securities balance at December 31, 2003 was unusually high as a result of the cash received from the $2.8 billion real estate secured loan sale to HSBC Bank USA on December 31, 2003 as well as excess liquidity. Our insurance subsidiaries also held an additional $2.6 billion in investment securities at December 31, 2003.

      In managing capital, we develop targets for tangible shareholder’s equity to tangible managed assets (“TETMA”). This target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.

      Selected capital ratios were as follows:

	At December 31

	2003	2002

TETMA(1)	7.69	8.70
TETMA excluding purchase accounting adjustments(1)	9.37	8.70

(1)	This capital ratio represents a non-GAAP financial measure that is used by HFC management to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Reconciliations to GAAP Financial Measures” for additional discussion and quantitative reconciliations to the equivalent GAAP basis financial measure.

      Following completion of the merger with HSBC, Standard & Poor’s upgraded our long-term debt rating to “A” and our short-term debt rating to “A-1”; Moody’s Investors Service (“Moody’s”) placed our long-

term debt ratings on review for possible upgrade and Fitch Ratings confirmed our debt ratings and removed us from “Ratings Watch Evolving”. In June 2003, Moody’s upgraded our senior debt rating from A2 to A1.

      Dividends and Capital Contributions No dividends were paid to our parent in 2003. We paid cash dividends to our parent of $300 million in 2002 and $650 million in 2001. Our subsidiary, Household Bank (SB), N.A., also paid cash dividends of $225 million to an affiliate in 2001. We received cash capital contributions from our parent of $50 million in 2001. No cash capital contributions were received from our parent in 2003 or 2002.

      Funding We fund our operations by collecting receivable balances; issuing commercial paper, medium-term debt and long-term debt; securitizing and selling consumer receivables; borrowing under secured financing facilities; and receiving capital contributions from our parent. We domestically market our commercial paper primarily through an in-house sales force. The vast majority of our domestic medium-term notes and long-term debt is now marketed through subsidiaries of HSBC. Domestic medium-term notes may also be marketed through our in-house sales force and investment banks. Long-term debt may also be marketed through investment banks.

      At December 31, 2003, due to affiliates totaled $2.1 billion and included advances from subsidiaries of HSBC of $3.9 billion and advances to Household subsidiaries of $1.8 billion. The interest rates on the funding are comparable to those available from unaffiliated parties.

      Our outstanding commercial paper totaled $7.9 billion at December 31, 2003, a $3.8 billion increase from the December 31, 2002 balance of $4.1 billion. The increase is attributable to the upgrade of our debt ratings following the HSBC merger which expanded our universe of potential buyers and to a new Euro commercial paper program which has expanded our European investor base. Under the new Euro commercial paper program, commercial paper denominated in Euros, British pounds and U.S. dollars are sold to foreign investors. At December 31, 2003, outstanding Euro commercial paper totaled $2.8 billion, all of which had been sold to clients of HSBC. We actively manage the level of commercial paper outstanding to ensure availability to core investors and proper use of any excess capacity within internally-established targets.

      During 2003, we issued $3.8 billion in domestic medium-term notes, $6.4 billion in foreign currency-denominated bonds (including $1.3 billion issued to subsidiaries of HSBC and $370 million issued to HSBC private banking clients) and $5.1 billion in global debt. HFC also issued $2.1 billion of InterNotes(SM)(retail-oriented medium-term notes). In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars terms substantially all foreign-denominated notes.

      We issued securities backed by dedicated receivables of $3.3 billion in 2003 and $7.5 billion in 2002. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt. At December 31, 2002, closed-end real estate secured receivables totaling $8.5 billion secured $7.5 billion of outstanding debt related to these transactions.

      In 2002, we also issued $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units.

      We had committed back-up lines of credit totaling $10.1 billion at December 31, 2003. Included in this total is a $2.5 billion revolving credit facility with HSBC. None of these back-up lines were drawn upon in 2003. Our back-up lines expire on various dates through 2007 and do not contain independent financial covenants that could restrict availability other than an obligation to maintain maintenance of minimum shareholder’s equity of $5.8 billion.

      At December 31, 2003, we had facilities with commercial and investment banks under which we may securitize up to $16.1 billion of receivables, including up to $14.4 billion of auto finance, MasterCard, Visa, private label and personal non-credit card receivables and $1.75 billion of real estate secured receivables. As a result of additional liquidity capacity now available from HSBC and its subsidiaries, we reduced our total conduit capacity by $3.4 billion in 2003. Conduit capacity for real estate secured receivables was decreased

$4.5 billion and capacity for other products was increased $1.1 billion. The facilities are renewable at the banks’ option. At December 31, 2003, $11.5 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $.75 billion of real estate secured receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds.

      On July 1, 2002, Household combined all of its credit card banks into a single credit card banking subsidiary of HFC. We believe the combination of the banks streamlines and simplifies our regulatory structure as well as optimizes capital and liquidity management.

      2004 Funding Strategy As previously discussed, Household’s merger with HSBC has improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our estimated funding needs and sources for 2004, which reflect these new markets, are summarized in the table that follows. Because we cannot predict with any certainty the timing as to when or if regulatory approval will be received for our proposed transfer of receivables to HSBC Bank USA, these transfers are not contemplated in the following 2004 funding plan. If these proposed transfers do occur, our external funding needs will decrease.

(in billions)

Funding needs:
Net asset growth	$14-16
Commercial paper, term debt and securitization maturities	24-26
Other	2-5

Total funding needs, including growth	$40-47

Funding sources:
External funding, including HSBC clients	$34-38
HSBC and HSBC subsidiaries	6-9

Total funding sources	$40-47

      Except during our RAL season when commercial paper balances will be temporarily high, commercial paper outstanding in 2004 is expected to be consistent with post-merger balances. Approximately two-thirds of outstanding commercial paper is expected to be domestic commercial paper sold both directly and through dealer programs. Euro commercial paper, introduced in 2003, is expected to account for approximately one-third of outstanding commercial paper and will be marketed predominately to HSBC private banking clients.

      Term debt issuances are expected to utilize several ongoing programs to achieve the required funding. Approximately one-half of term debt funding is expected to be achieved through issuance of up to 10 large U.S. dollar global and Euro transactions. Domestic and foreign retail note programs are expected to account for up to 20 percent of term debt issuances. The remaining term debt issuances are expected to consist of domestic and foreign currency medium-term note (“MTN”) offerings.

      Securitization and secured financing levels in 2004 are expected to remain consistent with 2003 levels. Most asset classes will again be securitized in 2004 and a single seller asset backed security conduit program will be introduced to provide an additional source of funding.

      Capital Expenditures We made capital expenditures of $98 million in 2003 and $112 million in 2002.

OFF-BALANCE-SHEET ARRANGEMENTS (INCLUDING SECURITIZATIONS AND

COMMITMENTS), SECURED FINANCINGS AND CONTRACTUAL CASH OBLIGATIONS

      Securitizations and Secured Financings Securitizations (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables have been, and will continue to be, a source of funding and liquidity for us. Securitizations and secured financings are used to limit our reliance on the debt and equity markets and often are more cost-effective than alternative funding sources.

      At December 31, 2003, securitizations structured as sales represented 23 percent and secured financings represented 6 percent of the funding associated with our managed portfolio. At December 31, 2002, securitizations structured as sales represented 24 percent and secured financings represented 8 percent of the funding associated with our managed portfolio.

      In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses. Under U.K. GAAP as reported by HSBC, securitizations are treated as secured financings.

      Certain securitization trusts, such as credit cards, are established at fixed levels and, due to the revolving nature of the underlying receivables, require the sale of new receivables into the trust to replace runoff so that the principal dollar amount of the investors’ interest remains unchanged. We refer to such activity as replenishments. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors.

      When loans are securitized in transactions structured as sales, we receive cash proceeds from investors, net of transaction costs and expenses. These proceeds are generally used to re-pay other debt and corporate obligations and to fund new loans. The investors’ shares of finance charges and fees received from the securitized loans are collected each month and are primarily used to pay investors for interest and credit losses and to pay us for servicing fees. We retain any excess cash flow remaining after such payments are made to investors.

      To help ensure that adequate funds are available to meet the cash needs of the QSPE, we may retain various forms of interests in securitized assets through overcollateralization, subordinated series, residual interests or spread accounts which provide credit enhancement to investors. Overcollateralization is created when the underlying receivables transferred to a QSPE exceed issued securities. The retention of a subordinated interest provides additional assurance of payment to senior security holders. Residual interests are also referred to as interest-only strip receivables and are rights to future cash flows arising from the securitized receivables after the investors receive their contractual return. Spread accounts are cash accounts which are funded from initial deposits from proceeds at the time of sale and/or from excess spread that would otherwise be returned to us. Investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flows and any other subordinated interest that we may retain. Cash flows related to the interest-only strip receivables and the servicing of receivables are collected over the life of the underlying securitized receivables.

      Our retained securitization interests are not in the form of securities and are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2003 and 2002:

	At December 31

	2003	2002

	(In millions)
Overcollateralization	$1,684.2	$2,143.8
Interest-only strip receivables	902.4	1,083.3
Cash spread accounts	222.7	296.4
Other subordinated interests	4,044.4	2,568.4

Total retained securitization interests	$6,853.7	$6,091.9

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

      We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. However, if the market for securities backed by receivables were to change, we may be unable to securitize our receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize receivables or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing securitization transactions.

      Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of our funding and liquidity. Securitization and secured financing levels in 2004 are expected to remain consistent with 2003 levels. We currently anticipate, however, that we will rely less on securitizations and secured financings in the future as we receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financings. Therefore, we may structure more of our securitization transactions as financings under U.S. GAAP in the future in order to more closely align our accounting treatment with HSBC’s U.K. GAAP treatment. Our securitization and secured financing activity in 2002 exceeded that of both 2003 and 2001. The lower levels in 2003 compared to 2002 reflected the use of additional sources of liquidity provided by HSBC and its subsidiaries. The higher levels in 2002 compared to 2001 reflect our liquidity management plans and were often a more cost-effective source of funding than traditional medium and long-term unsecured debt funding sources.

      Securitizations and secured financings were as follows:

	Year Ended December 31

	2003	2002	2001

	(In millions)
Initial Securitizations:
Auto finance	$1,523.0	$3,288.6	$2,573.9
MasterCard/Visa	670.0	944.0	261.1
Private label	1,250.0	1,747.2	500.0
Personal non-credit card	3,320.0	3,560.7	1,975.0

Total	$6,763.0	$9,540.5	$6,362.6

Replenishment Securitizations:
MasterCard/Visa	$23,285.4	$23,346.5	$22,706.0
Private label	6,767.3	2,151.2	1,417.6
Personal non-credit card	674.8	325.4	261.0

Total	$30,727.5	$25,823.1	$24,384.6

Secured financings — Real estate secured	$3,260.0	$7,548.6	$1,471.0

      Outstanding securitized receivables consisted of the following:

	At December 31

	2003	2002

	(In millions)
Real estate secured	$193.6	$456.3
Auto finance	4,674.8	5,418.6
MasterCard/Visa	9,253.1	9,272.5
Private label	5,261.3	3,577.1
Personal non-credit card	5,695.4	4,697.7

Total	$25,078.2	$23,422.2

      The following table summarizes the expected amortization of our securitized receivables at December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Real estate secured	$116.2	$77.4	—	—	—	—	$193.6
Auto finance	1,962.5	1,349.4	$1,052.1	$310.8	—	—	4,674.8
MasterCard/Visa	3,346.0	3,832.1	1,575.0	167.0	$333.0	—	9,253.1
Private label	1,497.1	1,506.1	1,821.1	437.0	—	—	5,261.3
Personal non-credit card	2,216.2	1,516.7	874.9	490.4	346.8	250.4	5,695.4

Total	$9,138.0	$8,281.7	$5,323.1	$1,405.2	$679.8	$250.4	$25,078.2

      At December 31, 2003, the expected weighted-average remaining life of these transactions was 1.61 years.

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

      At December 31, 2003, we had facilities with commercial and investment banks under which we may securitize up to $16.1 billion of receivables. We may securitize up to $14.4 billion of auto finance, MasterCard and Visa, private label and personal non-credit card receivables and $1.75 billion of real estate secured receivables. Draws on the real estate conduit facilities are structured as secured financings for accounting purposes. The facilities are renewable at the banks’ option. At December 31, 2003, $11.5 billion of auto finance, MasterCard and Visa, private label, and personal non-credit card receivables and $.75 billion of real estate secured receivables were securitized under these programs. The amount available under the facilities will vary based on the timing and volume of public securitization and secured financing transactions. Through existing term bank financing and new debt issuances, we believe we should continue to have adequate sources of funds, which could be impacted from time to time by volatility in the financial markets, if one or more of these facilities were unable to be renewed.

      Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements:

At December 31, 2003

(In billions)
MasterCard and Visa and private label credit cards	$134.4
Other consumer lines of credit	1.0

Open lines of credit	$135.4

      At December 31, 2003, our mortgage services business had commitments with numerous correspondents to purchase up to $1.8 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to general market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

      Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2003 by period due:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Principal balance of debt:
Due to HSBC affiliates	$2,658.0	—	$728.0	—	—	$525.0	$3,911.0
Senior debt and senior subordinated debt (including secured financings)	10,691.6	$10,837.4	7,534.1	$5,773.4	$9,028.6	24,392.8	68,257.9

Total debt	13,349.6	10,837.4	8,262.1	5,773.4	9,028.6	24,917.8	72,168.9

Operating leases:
Minimum rental payments	149.7	116.3	106.1	76.3	62.9	165.2	676.5
Minimum sublease income	22.7	22.1	21.8	21.8	21.8	32.6	142.8

Total operating leases	127.0	94.2	84.3	54.5	41.1	132.6	533.7

Obligations under merchant and affinity programs	128.0	131.4	134.9	138.5	135.6	489.2	1,157.6

Total contractual cash obligations	$13,604.6	$11,063.0	$8,481.3	$5,966.4	$9,205.3	$25,539.6	$73,860.2

      These cash obligations could be funded primarily through cash collections on receivables, from the issuance of new debt or through securitization or sales of receivables. Our receivables and other liquid assets generally have shorter lives than the liabilities used to fund them.

      Our purchase obligations for goods and services at December 31, 2003 were not significant.

RISK MANAGEMENT

      We have a comprehensive program to address potential financial risks, such as liquidity, interest rate, currency and counterparty credit risk. Historically, the Finance Committee of Household’s Board of Directors had set acceptable limits for each of these risks annually and reviewed the limits semi-annually. As a result of the active involvement of and guidelines provided by HSBC, the Finance Committee was dissolved in the first quarter of 2004. In addition, the Household Asset Liability Committee (“ALCO”), meets regularly to review risks and approve appropriate risk management strategies within limits established by Household’s Board of Directors and HSBC.

      Liquidity Risk Generally, the lives of our assets are shorter than the lives of the liabilities used to fund them. This initially reduces liquidity risk by ensuring that funds are received prior to liabilities becoming due.

      Our ability to ensure continuous access to the capital markets and maintain a diversified funding base is important in meeting our funding needs. To manage this liquidity risk, we offer a broad line of debt products designed to meet the needs of both institutional and retail investors. We maintain investor diversity by placing paper directly with customers, through selected dealer programs and by targeted issuance of large liquid transactions. Through the issuance of securitizations and secured financings, we are able to access an alternative investor base and further diversify our funding strategies. We also maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance.

      The measurement and management of liquidity risk is a primary focus. Three standard analyses are utilized to accomplish this goal. First, a rolling 60 day funding plan is updated daily to quantify near-term needs and develop the appropriate measures to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annually) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next two years are updated. These plans focus on funding projected asset growth and drive both the timing and size of debt issuances. And third, a Maximum Cumulative Outflow (MCO) analysis is updated regularly to measure liquidity risk. Cumulative comprehensive cash inflows are subtracted from outflows to generate a net exposure that is tracked both monthly over the next 12 month period and annually for 5 years. Net outflow limits are reviewed by Household’s Asset Liability Committee and HSBC.

      We recognize the importance of being prepared for constrained funding environments. While the potential scenarios driving this analysis have changed due to our affiliation with HSBC, contingency funding plans are still maintained as part of the liquidity management process. Alternative funding strategies are updated regularly for a rolling 12 months and assume limited access to unsecured funding and continued access to the securitization markets. These alternative strategies are designed to enable us to achieve monthly funding goals through controlled growth, sales of receivables and access to committed sources of contingent liquidity including bank lines and undrawn securitization conduits. Although our overall liquidity situation has improved significantly over the past twelve months, the strategies and analyses utilized in the past to successfully manage liquidity remain in place today. The combination of this process with the funding provided by HSBC subsidiaries and clients should ensure our access to diverse markets, investor bases and adequate funding for the foreseeable future.

      See “Liquidity and Capital Resources” for further discussion of our liquidity position.

      Interest Rate and Currency Risk We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to currency risk primarily through the use of currency swaps, options and forwards. We do not speculate on interest rate or foreign currency market exposure and we do not use exotic or leveraged derivative financial instruments.

      Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of changes in interest rates on net interest margin. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. These assumptions are based on our best estimates of actual conditions. The models cannot precisely predict the actual impact of changes in interest rates on our earnings because these assumptions are highly uncertain. At December 31, 2003, our interest rate risk levels were substantially below those allowed by our existing policy.

      HSBC also has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Household’s PVBP limit as of December 31, 2003 was $4.0 million, which includes limits associated with financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $4.0 million. As of December 31, 2003, we had a PVBP position of $1.0 million reflecting the impact of a one basis point increase in interest rates.

      We estimate that our after-tax earnings would decline by about $64 million at December 31, 2003 and $48 million at December 31, 2002 following a gradual 100 basis point increase in interest rates over a twelve month period and would increase by about $77 million at December 31, 2003 and $49 million at December 31, 2002 following a gradual 100 basis point decrease in interest rates. These estimates include the impact of the derivative positions we have entered into. These estimates also assume we would not take any corrective action to lessen the impact and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.

      We generally fund our assets with liabilities that have similar interest rate features, but different maturities. This initially reduces interest rate risk. Over time, however, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products produce different interest rate risk exposures. We use derivative financial instruments, principally swaps, to manage these exposures. Interest rate futures, interest rate forwards and purchased options are also used on a limited basis to reduce interest rate risk. Prior to the merger with HSBC, the majority of our fair value and cash flow hedges were effective hedges which qualified for shortcut accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the merger. The discontinuation of shortcut accounting increased net income by $51.7 million in 2003. We have restructured our swap portfolio to regain use of the shortcut method of accounting and reduce the potential volatility of future earnings.

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

      Foreign currency exchange risk refers to the potential changes in current and future earnings arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars.

      Counterparty Credit Risk The primary exposure on our interest rate swap portfolio is counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process and contract structure. During the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new derivative products. We have never suffered a loss due to counterparty failure.

      Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC Bank USA making them our primary counterparty in derivative transactions. Most swap agreements, both with third parties and affiliates, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party counterparties provide collateral in the form of cash which are recorded on our balance sheet as other assets or derivative related liabilities and totaled $.4 billion at December 31, 2003. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $.5 billion at December 31, 2003. At December 31, 2003, we had derivative contracts with a notional value of approximately $64.6 billion, including $39.4 billion outstanding with HSBC Bank USA.

      See Note 11 to the accompanying consolidated financial statements, “Derivative Financial Instruments and Concentrations of Credit Risk,” for additional information related to interest rate risk management and Note 12, “Fair Value of Financial Instruments,” for information regarding the fair value of certain financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003.

      In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised Interpretation No. 46 did not have a material impact on our financial position or results of operations.

      In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Historically, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November of 2003. The adoption increased real estate charge-offs by 7 basis points ($9.1 million) for the quarter ended December 31, 2003 and 2 basis points for the full year 2003, auto finance charge-offs by 12 basis points ($1.2 million) for the quarter ended December 31, 2003 and 4 basis points for the full year 2003, and total consumer charge-offs by 4 basis points ($10.3 million) for the quarter ended December 31, 2003 and 1 basis point for the full year 2003. As the adoption resulted in a reclassification between income statement lines only, it had no significant impact on our net income. The impact on prior periods was not material.

      In December 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on our financial position or results of operations.

This Page Intentionally Left Blank

GLOSSARY OF TERMS

      Acquired Intangibles — Assets (not including financial assets) that lack physical substance. Our acquired intangibles include purchased credit card relationships and related programs, merchant relationships in our retail services business, other loan related relationships, trade names, and technology, customer lists and other contracts.

      Affinity Credit Card — A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the AFL-CIO Union Plus® credit card program).

      Auto Finance Loans — Closed-end loans secured by a first lien on a vehicle.

      Co-Branded Credit Card — A MasterCard or Visa account that is jointly sponsored by the issuer of the card and another corporation (e.g., the GM Card®). The account holder typically receives some form of added benefit for using the card.

      Consumer Net Charge-off Ratio — Net charge-offs of consumer receivables divided by average consumer receivables outstanding.

      Contractual Delinquency — A method of determining aging of past due accounts based on the status of payments under the loan. Delinquency status may be affected by customer account management policies and practices such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management plans, loan rewrites and deferments.

      Efficiency Ratio — Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.

      Fee Income — Income associated with interchange on credit cards and late and other fees from the origination or acquisition of loans.

      Foreign Exchange Contract — A contract used to minimize our exposure to changes in foreign currency exchange rates.

      Futures Contract — An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

      Goodwill — Represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

      Interchange Fees — Fees received for processing a credit card transaction through the MasterCard or Visa network.

      Interest-only Strip Receivables — Represent our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

      Interest Rate Swap — Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

      LIBOR — London Interbank Offered Rate. A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

      Liquidity — A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

      Managed Basis — A non-GAAP method of reporting whereby net interest margin, other revenues and credit losses on securitized receivables structured as sales are reported as if those receivables were still held on our balance sheet.

      Managed Receivables — The sum of receivables on our balance sheet and those that we service for investors as part of our asset securitization program.

      MasterCard and Visa Receivables — Receivables generated through customer usage of MasterCard and Visa credit cards.

      Net Interest Margin — Interest income from receivables and noninsurance investment securities reduced by interest expense.

      Nonaccrual Loans — Loans on which we no longer accrue interest because ultimate collection is unlikely.

      Options — A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

      Owned Receivables — Receivables held on our balance sheet.

      Personal Homeowner Loan (“PHL”) — A high loan-to-value real estate loan that has been underwritten and priced as an unsecured loan. These loans are reported as personal non-credit card receivables.

      Personal Non-Credit Card Receivables — Unsecured lines of credit or closed-end loans made to individuals.

      Portfolio Seasoning — Relates to the aging of origination vintages. Loss patterns emerge slowly over time as new accounts are booked.

      Private Label Credit Card — A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant’s name.

      Product Vintage Analysis — Refers to loss curves on specific product origination pools by date of origination.

      Real Estate Secured Loan — Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

      Receivables Serviced with Limited Recourse — Receivables we have securitized in transactions structured as sales and for which we have some level of potential loss if defaults occur.

      Refund Anticipation Loan (“RAL”) Program — A cooperative program with H&R Block Tax Services, Inc. and certain of its franchises, along with other independent tax preparers, to provide loans to customers entitled to tax refunds and who electronically file their returns with the Internal Revenue Service.

      Return on Average Common Shareholder’s Equity — Net income divided by average common shareholder’s equity.

      Return on Average Managed Assets — Net income divided by average managed assets.

      Return on Average Owned Assets — Net income divided by average owned assets.

      Secured Financing — The process where interests in a dedicated pool of financial assets, typically real estate secured receivables, are sold to investors. Generally, the receivables are transferred to a trust that issues interests that are sold to investors. These transactions do not receive sale treatment under SFAS No. 140. The receivables and related debt remain on our balance sheet.

      Securitization — The process where interests in a dedicated pool of financial assets, typically credit card, auto or personal non-credit card receivables, are sold to investors. Generally, the receivables are sold to a trust that issues interests that are sold to investors. These transactions are structured to receive sale treatment under SFAS No. 140. The receivables are then removed from our balance sheet.

      Securitization Revenue — Includes income associated with current and prior period securitizations structured as sales of receivables with limited recourse. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

      Tangible Shareholder’s Equity — Common shareholder’s equity (excluding unrealized gains and losses on investments and cash flow hedging instruments) and senior debt which contains mandatorily redeemable obligations to purchase HSBC common stock in 2006, excluding purchase accounting adjustments (the Adjustable Conversion-Rate Equity Security Units), less acquired intangibles and goodwill.

      Tangible Managed Assets — Total managed assets less acquired intangibles, goodwill and derivative financial assets.

      Whole Loan Sales — Sales of loans to third parties without recourse. Typically, these sales are made pursuant to our liquidity or capital management plans.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS — OWNED BASIS

	At December 31, unless otherwise indicated.

	2003	2002	2001

	(All dollar amounts are stated in millions)
Owned Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	4.35%	3.88%	2.89%
Auto finance	2.52	3.95	2.90
MasterCard/Visa	6.27	6.37	6.26
Private label	6.10	6.90	6.30
Personal non-credit card	11.07	9.42	9.66

Total consumer	5.48%	5.38%	4.81%

Ratio of Owned Net Charge-offs to Average Owned Receivables for the Year
Real estate secured	1.02%	.98%	.57%
Auto finance	4.90	5.99	4.04
MasterCard/Visa	10.74	10.32	9.82
Private label	6.35	6.65	6.11
Personal non-credit card	11.21	9.60	8.37

Total consumer	4.22	4.10	3.72
Commercial	.46	(.35)	2.11

Total	4.20%	4.07%	3.71%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.46%	1.40%	.95%

Nonaccrual Owned Receivables
Real estate secured	$1,777.4	$1,366.6	$905.7
Auto finance	104.0	80.1	67.6
Private label	42.7	38.0	38.6
Personal non-credit card	897.7	902.6	780.4

Total consumer	2,821.8	2,387.3	1,792.3
Commercial and other	6.2	14.5	9.2

Total	$2,828.0	$2,401.8	$1,801.5

Accruing Consumer Owned Receivables 90 or More Days Delinquent
MasterCard/Visa	$429.4	$342.0	$352.1
Private label	443.0	491.2	462.0

Total	$872.4	$833.2	$814.1

Real Estate Owned	$626.6	$423.9	$392.6

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS — MANAGED BASIS(1)

	At December 31, unless otherwise indicated.

	2003	2002	2001

	(All dollar amounts are stated in millions)
Managed Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured	4.38%	3.91%	2.94%
Auto finance	3.85	3.65	3.15
MasterCard/Visa	4.32	4.33	4.30
Private label	5.29	6.36	5.65
Personal non-credit card	11.53	9.92	10.07

Total consumer	5.48%	5.29%	4.75%

Ratio of Managed Net Charge-offs to Average Managed Receivables for the Year
Real estate secured	1.02%	.99%	.58%
Auto finance	7.00	6.63	5.36
MasterCard/Visa	7.87	7.50	7.12
Private label	6.02	5.96	5.55
Personal non-credit card	11.11	9.57	8.25

Total consumer	4.84	4.58	4.12
Commercial	.46	(.35)	2.11

Total	4.82%	4.56%	4.11%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.46%	1.40%	.94%

Nonaccrual Managed Receivables
Real estate secured	$1,790.6	$1,390.7	$939.7
Auto finance	338.4	271.9	200.2
Private label	42.7	38.0	38.6
Personal non-credit card	1,464.1	1,320.7	1,104.3

Total consumer	3,635.8	3,021.3	2,282.8
Commercial and other	6.2	14.5	9.2

Total	$3,642.0	$3,035.8	$2,292.0

Accruing Consumer Managed Receivables 90 or More Days Delinquent
MasterCard/Visa	$581.9	$512.7	$527.2
Private label	601.0	633.4	502.9

Total	$1,182.9	$1,146.1	$1,030.1

(1)	These non-GAAP financial measures are provided for comparison of our operating trends and should be read in conjunction with our owned basis GAAP financial information. Refer to “Reconciliations to GAAP Financial Measures” for a discussion of non-GAAP financial information and for quantitative reconciliations to the equivalent GAAP basis financial measure.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:

      Operating Results, Percentages and Ratios Certain percentages and ratios have been presented on an operating basis and have been calculated using “operating net income”, a non-GAAP financial measure. “Operating net income” is net income excluding certain nonrecurring items. These nonrecurring items are also excluded in calculating our operating basis efficiency ratios. We believe that excluding nonrecurring items helps readers of our financial statements to understand better the results and trends of our underlying business.

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

      When reporting on a managed basis, net interest margin, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statements of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.

      Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned portfolio.

      Equity Ratios Tangible shareholder’s equity to tangible managed assets (“TETMA”) is a non-GAAP financial measure that is used by HFC management to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. Because they include obligations to purchase HSBC ordinary shares in 2006, our Adjustable Conversion-Rate Equity Security Units, which exclude purchase accounting adjustments, are considered equity in the TETMA calculation. The most directly comparable GAAP financial measure is common equity to owned assets.

      We also monitor TETMA excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.

      Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures For a reconciliation of managed basis net interest margin, fee income and provision for credit losses to the comparable owned basis amounts, see Note 19, “Segment Reporting,” to the accompanying consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 4, “Receivables,” to the accompanying consolidated financial statements. Reconciliations of our owned basis and managed basis credit quality, selected financial ratios, including operating ratios, and our equity ratios follow.

This page intentionally left blank.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 2003

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
First mortgage(1)	$2.8	$32.0	8.75%	$.3	$35.5	.85%
Real estate secured	2,131.9	48,979.8	4.35	486.1	47,891.1	1.02
Auto finance	104.0	4,121.5	2.52	143.3	2,923.1	4.90
MasterCard/Visa	597.9	9,530.3	6.27	848.4	7,899.2	10.74
Private label	593.7	9,732.4	6.10	611.9	9,636.5	6.35
Personal non-credit card	1,067.5	9,643.5	11.07	1,272.9	11,355.1	11.21

Total consumer	4,497.8	82,039.5	5.48	3,362.9	79,740.5	4.22
Commercial	—	364.7	—	1.8	389.9	.46

Total	$4,497.8	$82,404.2	5.46%	$3,364.7	$80,130.4	4.20%

Serviced with Limited Recourse:
Real estate secured	$21.4	$193.6	11.05%	$4.6	$271.9	1.69%
Auto finance	234.5	4,674.8	5.02	411.2	4,998.8	8.23
MasterCard/Visa	213.5	9,253.1	2.31	486.5	9,071.0	5.36
Private label	199.3	5,261.3	3.79	214.0	4,073.4	5.25
Personal non-credit card	700.9	5,695.4	12.31	483.2	4,448.8	10.86

Total	$1,369.6	$25,078.2	5.46%	$1,599.5	$22,863.9	7.00%

Managed:
First mortgage(1)	$2.8	$32.0	8.75%	$.3	$35.5	.85%
Real estate secured	2,153.3	49,173.4	4.38	490.7	48,163.0	1.02
Auto finance	338.5	8,796.3	3.85	554.5	7,921.9	7.00
MasterCard/Visa	811.4	18,783.4	4.32	1,334.9	16,970.2	7.87
Private label	793.0	14,993.7	5.29	825.9	13,709.9	6.02
Personal non-credit card	1,768.4	15,338.9	11.53	1,756.1	15,803.9	11.11

Total consumer	5,867.4	107,117.7	5.48	4,962.4	102,604.4	4.84
Commercial	—	364.7	—	1.8	389.9	.46

Total	$5,867.4	$107,482.4	5.46%	$4,964.2	$102,994.3	4.82%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Real estate secured	$1,777.4	$13.2	$1,790.6
Auto finance	104.0	234.4	338.4
Private label	42.7	—	42.7
Personal non-credit card	897.7	566.4	1,464.1

Total consumer	2,821.8	814.0	3,635.8
Commercial and other	6.2	—	6.2

Total	$2,828.0	$814.0	$3,642.0

Accruing Consumer Receivables 90 or More Days Delinquent
MasterCard/Visa	$429.4	$152.5	$581.9
Private label	443.0	158.0	601.0

Total	$872.4	$310.5	$1,182.9

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$698.5	$4.6	$703.1
Average real estate secured receivables	47,891.1	271.9	48,163.0

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.46%	1.69%	1.46%

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 2002

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
First mortgage(1)	$4.0	$39.9	10.03%	$.2	$32.5	.62%
Real estate secured	1,707.7	44,052.1	3.88	407.2	41,487.6	.98
Auto finance	80.1	2,028.1	3.95	151.1	2,522.1	5.99
MasterCard/Visa	483.8	7,600.2	6.37	677.6	6,566.8	10.32
Private label	645.9	9,365.2	6.90	600.6	9,030.3	6.65
Personal non-credit card	1,103.3	11,706.9	9.42	1,059.9	11,038.4	9.60

Total consumer	4,024.8	74,792.4	5.38	2,896.6	70,677.7	4.10
Commercial	—	417.3	—	(1.5)	427.3	(.35)

Total	$4,024.8	$75,209.7	5.35%	$2,895.1	$71,105.0	4.07%

Serviced with Limited Recourse:
Real estate secured	$31.1	$456.3	6.82%	$7.2	$572.1	1.26%
Auto finance	191.8	5,418.6	3.54	308.9	4,412.6	7.00
MasterCard/Visa	246.6	9,272.5	2.66	500.7	9,143.1	5.48
Private label	177.4	3,577.1	4.96	106.6	2,840.4	3.75
Personal non-credit card	524.8	4,697.7	11.17	376.8	3,981.6	9.46

Total	$1,171.7	$23,422.2	5.00%	$1,300.2	$20,949.8	6.21%

Managed:
First mortgage(1)	$4.0	$39.9	10.03%	$.2	$32.5	.62%
Real estate secured	1,738.8	44,508.4	3.91	414.4	42,059.7	.99
Auto finance	271.9	7,446.7	3.65	460.0	6,934.7	6.63
MasterCard/Visa	730.4	16,872.7	4.33	1,178.3	15,709.9	7.50
Private label	823.3	12,942.3	6.36	707.2	11,870.7	5.96
Personal non-credit card	1,628.1	16,404.6	9.92	1,436.7	15,020.0	9.57

Total consumer	5,196.5	98,214.6	5.29	4,196.8	91,627.5	4.58
Commercial	—	417.3	—	(1.5)	427.3	(.35)

Total	$5,196.5	$98,631.9	5.27%	$4,195.3	$92,054.8	4.56%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Real estate secured	$1,366.6	$24.1	$1,390.7
Auto finance	80.1	191.8	271.9
Private label	38.0	—	38.0
Personal non-credit card	902.6	418.1	1,320.7

Total consumer	2,387.3	634.0	3,021.3
Commercial and other	14.5	—	14.5

Total	$2,401.8	$634.0	$3,035.8

Accruing Consumer Receivables 90 or More Days Delinquent
MasterCard/Visa	$342.0	$170.7	$512.7
Private label	491.2	142.2	633.4

Total	$833.2	$312.9	$1,146.1

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$581.9	$7.2	$589.1
Average real estate secured receivables	41,487.6	572.1	42,059.7

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	1.40%	1.26%	1.40%

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

CREDIT QUALITY STATISTICS — 2001

	Two-Months-and-Over			Year-to-Date Charge-offs,
	Contractual Delinquency			Net of Recoveries

	Two-Months-and-		Two-Months-and-
	Over Contractual	Receivables	Over Contractual	Net	Average	Net
	Delinquency	Outstanding	Delinquency	Charge-offs	Receivables	Charge-offs

	(All dollar amounts are stated in millions)
Owned:
Real estate secured	$1,075.1	$37,198.4	2.89%	$188.6	32,904.8	.57
Auto finance	67.6	2,332.2	2.90	88.4	2,187.2	4.04
MasterCard/Visa	435.5	6,962.0	6.26	594.7	6,054.4	9.82
Private label	620.1	9,847.9	6.30	530.3	8,676.9	6.11
Personal non-credit card	1,020.1	10,558.6	9.66	816.7	9,759.9	8.37

Total consumer	3,218.4	66,899.1	4.81	2,218.7	59,583.2	3.72
Commercial	—	442.5	—	10.1	478.6	2.11

Total	$3,218.4	$67,341.6	4.78%	$2,228.8	$60,061.8	3.71%

Serviced with Limited Recourse:
Real estate secured	$43.1	$861.8	5.00%	$8.4	$1,199.2	.70%
Auto finance	132.6	4,026.6	3.29	189.9	3,004.4	6.32
MasterCard/Visa	252.4	9,047.5	2.79	473.4	8,953.5	5.29
Private label	57.9	2,150.0	2.69	47.6	1,744.1	2.73
Personal non-credit card	412.6	3,673.4	11.23	277.5	3,496.1	7.94

Total	$898.6	$19,759.3	4.55%	$996.8	$18,397.3	5.42%

Managed:
Real estate secured	$1,118.2	$38,060.2	2.94%	$197.0	$34,104.0	.58
Auto finance	200.2	6,358.8	3.15	278.3	5,191.6	5.36
MasterCard/Visa	687.9	16,009.5	4.30	1,068.2	15,007.9	7.12
Private label	678.0	11,997.9	5.65	577.9	10,421.0	5.55
Personal non-credit card	1,432.7	14,232.0	10.07	1,094.2	13,256.0	8.25

Total consumer	4,117.0	86,658.4	4.75	3,215.6	77,980.5	4.12
Commercial	—	442.5	—	10.1	478.6	2.11

Total	$4,117.0	$87,100.9	4.73%	$3,225.7	$78,459.1	4.11%

		Serviced with
	Owned	Limited Recourse	Managed

	(All dollar amounts are stated in millions)
Nonaccrual Receivables
Real estate secured	$905.7	$34.0	$939.7
Auto finance	67.6	132.6	200.2
Private label	38.6	—	38.6
Personal non-credit card	780.4	323.9	1,104.3

Total consumer	1,792.3	490.5	2,282.8
Commercial and other	9.2	—	9.2

Total	$1,801.5	$490.5	$2,292.0

Accruing Consumer Receivables 90 or More Days Delinquent
MasterCard/Visa	$352.1	$175.1	$527.2
Private label	462.0	40.9	502.9

Total	$814.1	$216.0	$1,030.1

Real Estate Charge-offs and REO Expense as a Percent of Average Real Estate Secured Receivables
Real estate charge-offs and REO expense	$311.7	$8.4	$320.1
Average real estate secured receivables	32,904.8	1,199.2	34,104.0

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	.95%	.70%	.94%

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

SELECTED FINANCIAL DATA AND STATISTICS

	2003	2002	2001

	(All dollar amounts are stated in
	millions)
Return on Average Common Shareholder’s Equity:
Net income	$1,910.1	$1,636.5	$1,727.9
Settlement charge and related expenses	—	333.2	—

Operating net income available to common shareholders	$1,910.1	$1,969.7	$1,727.9

Average common shareholder’s equity	$12,226.6	$9,663.6	$8,337.4

Return on average common shareholder’s equity	15.6%	16.9%	20.7%
Return on average common shareholder’s equity, operating basis	15.6	20.4	20.7

Return on Average Assets:
Net income	$1,910.1	$1,636.5	$1,727.9
Operating net income	1,910.1	1,969.7	1,727.9

Average assets:
Owned basis	$96,601.7	$82,165.7	$67,539.1
Serviced with limited recourse	22,863.9	20,949.8	18,397.3

Managed basis	$119,465.6	$103,115.5	$85,936.4

Return on average owned assets	1.98%	1.99%	2.56%
Return on average owned assets, operating basis	1.98	2.40	2.56
Return on average managed assets	1.60	1.59	2.01
Return on average managed assets, operating basis	1.60	1.91	2.01

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$3,905.5	$3,875.5	$3,110.5
Settlement charge and related expenses	—	(525.0)	—

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$3,905.5	$3,350.5	$3,110.5

Net interest margin and other revenues less policyholders’ benefits:
Owned basis	$10,528.9	$9,825.7	$8,394.6
Serviced with limited recourse	2,177.4	1,838.8	1,063.1

Managed basis	$12,706.3	$11,664.5	$9,457.7

Owned basis efficiency ratio	37.1%	39.4%	37.1%
Owned basis efficiency ratio, operating basis	37.1	34.1	37.1
Managed basis efficiency ratio	30.7	33.2	32.9
Managed basis efficiency ratio, operating basis	30.7	28.7	32.9

Net Interest Margin:
Net Interest Margin:
Owned basis	$7,159.8	$6,170.6	$5,246.5
Serviced with limited recourse	2,710.5	2,522.4	1,944.1

Managed basis	$9,870.3	$8,693.0	$7,190.6

Average interest-earning assets:
Owned basis	$85,496.0	$74,881.6	$61,078.6
Serviced with limited recourse	22,863.9	20,949.8	18,397.3

Managed basis	$108,359.9	$95,831.4	$79,475.9

Owned basis net interest margin	8.37%	8.24%	8.59%
Managed basis net interest margin	9.11	9.07	9.05

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO GAAP FINANCIAL MEASURES

EQUITY RATIOS

	2003	2002	2001

	All dollar amounts are stated in millions
Tangible shareholder’s equity:
Common shareholder’s equity	$13,727.5	$10,041.5	$8,633.9
Exclude:
Unrealized (gains) losses on cash flow hedging instruments	(88.8)	685.0	645.6
Unrealized gains on investments and interest-only strip receivables	(164.5)	(292.9)	(179.2)
Acquired intangibles	(2,627.3)	(386.4)	(444.3)
Goodwill	(2,107.7)	(1,117.7)	(1,103.0)
Adjustable Conversion-Rate Equity Security Units	519.1	511.0	—

Tangible shareholder’s equity	9,258.3	9,440.5	7,553.0
Purchase accounting adjustments	1,988.8	—	—

Tangible shareholder’s equity, excluding purchase accounting adjustments	$11,247.1	$9,440.5	$7,553.0

Tangible managed assets:
Owned assets	$102,959.9	$88,372.9	$74,529.5
Receivables serviced with limited recourse	25,078.2	23,422.2	19,759.3

Managed assets	128,038.1	111,795.1	94,288.8
Exclude:
Acquired intangibles	(2,627.3)	(386.4)	(444.3)
Goodwill	(2,107.7)	(1,117.7)	(1,103.0)
Derivative financial assets	(2,939.7)	(1,805.0)	(6.7)

Tangible managed assets	120,363.4	108,486.0	92,734.8
Purchase accounting adjustments	(370.8)	—	—

Tangible managed assets, excluding purchase accounting adjustments	$119,992.6	$108,486.0	$92,734.8

Equity ratios:
Common equity to owned assets	13.33%	11.36%	11.58%
Tangible common equity to tangible managed assets	7.69	8.70	8.14
Tangible shareholder’s equity to tangible managed assets, excluding purchase accounting adjustments	9.37	8.70	8.14

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Information required by this Item is included in sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages: “Liquidity and Capital Resources”, pages 39 to 42, “Off-Balance Sheet Arrangements (Including Securitizations and Commitments), Secured Financings and Contractual Cash Obligations”, pages 43 to 46, and “Risk Management”, pages 47 to 49.

Item 8.     Financial Statements and Supplementary Data.

      Our 2003 Financial Statements meet the requirements of Regulation S-X. The 2003 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	March 29	January 1
	through	through	Year ended	Year ended
	December 31,	March 28,	December 31,	December 31,
	2003	2003	2002	2001

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Finance and other interest income	$7,111.5	$2,266.9	$9,215.0	$8,519.0
Interest expense	1,434.0	784.6	3,044.4	3,272.5

Net interest margin	5,677.5	1,482.3	6,170.6	5,246.5
Provision for credit losses on owned receivables	2,784.9	920.7	3,463.7	2,606.4

Net interest margin after provision for credit losses	2,892.6	561.6	2,706.9	2,640.1

Securitization revenue	983.5	413.2	2,011.0	1,652.4
Insurance revenue	377.5	118.8	526.4	489.2
Investment income	106.6	75.8	167.1	153.4
Fee income	820.0	270.6	868.8	827.7
Other income	259.7	231.6	387.0	293.5

Total other revenues	2,547.3	1,110.0	3,960.3	3,416.2

Salaries and fringe benefits	1,247.4	378.1	1,491.0	1,331.0
Sales incentives	211.7	34.8	244.2	262.9
Occupancy and equipment expenses	238.3	77.9	297.1	270.5
Other marketing expenses	406.9	127.5	491.0	467.2
Other servicing and administrative expenses	680.1	268.6	769.4	621.5
Amortization of acquired intangibles and goodwill	221.9	12.3	57.8	157.4
Policyholders’ benefits	217.1	71.1	305.2	268.1
Settlement charge and related expenses	—	—	525.0	—

Total costs and expenses	3,223.4	970.3	4,180.7	3,378.6

Income before income taxes	2,216.5	701.3	2,486.5	2,677.7
Income taxes	767.1	240.6	850.0	949.8

Net income	$1,449.4	$460.7	$1,636.5	$1,727.9

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At December 31

	2003	2002

	(Successor)	(Predecessor)

	(In millions, except share
	data)
ASSETS
Cash	$395.0	$667.9
Investment securities	10,545.0	6,707.6
Receivables, net	81,239.1	74,828.4
Acquired intangibles, net	2,627.3	386.4
Goodwill	2,107.7	1,117.7
Properties and equipment, net	391.6	403.1
Real estate owned	626.6	423.9
Derivative financial assets	2,939.7	1,805.0
Other assets	2,087.9	2,032.9

Total assets	$102,959.9	$88,372.9

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt:
Due to affiliates	$2,101.7	$86.9
Commercial paper, bank and other borrowings	7,983.8	4,143.3
Senior and senior subordinated debt (with original maturities over one year)	74,597.6	70,275.6

Total debt	84,683.1	74,505.8
Insurance policy and claim reserves	1,127.0	890.9
Derivative related liabilities	549.7	1,087.5
Other liabilities	2,872.6	1,847.2

Total liabilities	89,232.4	78,331.4
Common shareholder’s equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding, and additional paid-in capital	12,016.1	3,790.8
Retained earnings	1,449.4	6,642.4
Accumulated other comprehensive income (loss)	262.0	(391.7)

Total common shareholder’s equity	13,727.5	10,041.5

Total liabilities and shareholder’s equity	$102,959.9	$88,372.9

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 29	January 1
	through	through	Year ended	Year ended
	December 31,	March 28,	December 31,	December 31,
	2003	2003	2002	2001

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Cash Provided by Operations
Net income	$1,449.4	$460.7	$1,636.5	$1,727.9
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit losses on owned receivables	2,784.9	920.7	3,463.7	2,606.4
Insurance policy and claim reserves	(146.5)	65.3	(12.8)	221.5
Depreciation and amortization	301.7	46.1	193.3	288.1
Deferred income tax provision (benefit)	(90.2)	137.3	(163.8)	19.7
Interest-only strip receivables, net change	395.1	32.4	(123.9)	(118.1)
Other assets	420.7	(532.3)	(209.0)	(.3)
Other liabilities	502.0	41.1	592.5	166.8
Other, net	(312.0)	400.5	2,067.9	397.3

Cash provided by operations	5,305.1	1,571.8	7,444.4	5,309.3

Investments in Operations
Investment securities:
Purchased	(4,459.5)	(981.4)	(4,865.9)	(1,520.5)
Matured	3,112.7	534.5	1,588.5	316.5
Sold	686.9	768.4	642.2	684.1
Short-term investment securities, net change	(3,266.9)	(203.2)	(1,024.9)	893.8
Receivables:
Originations, net	(40,658.2)	(7,758.2)	(45,335.7)	(39,202.7)
Purchases and related premiums	(2,001.1)	(129.0)	(4,162.5)	(4,744.4)
Initial and fill-up securitizations	30,256.1	7,234.4	35,363.6	29,694.6
Whole loan sales	—	—	2,748.6	—
Sales to affiliates	2,843.9	—	—	—
Properties and equipment purchased	(81.6)	(16.0)	(112.2)	(135.7)
Properties and equipment sold	—	.1	12.8	2.1

Cash decrease from investments in operations	(13,567.7)	(550.4)	(15,145.5)	(14,012.2)

Financing and Capital Transactions
Short-term debt, net change	5,147.3	(1,306.8)	(4,931.3)	248.2
Due to affiliates, net change	2,642.1	(627.3)	(2,598.3)	(1,160.7)
Senior and senior subordinated debt issued	15,167.8	4,232.8	29,095.7	19,179.6
Senior and senior subordinated debt retired	(14,642.2)	(3,566.1)	(13,349.0)	(8,382.6)
Policyholders’ benefits paid	(59.9)	(26.8)	(101.2)	(97.9)
Cash received from policyholders	7.3	.1	—	—
Capital contributions from parent company	—	—	—	50.0
Dividends paid to parent company	—	—	(300.0)	(650.0)
Dividends — pooled affiliates	—	—	—	(225.0)

Cash increase (decrease) from financing and capital transactions	8,262.4	(1,294.1)	7,815.9	8,961.6

Increase (decrease) in cash	(.2)	(272.7)	114.8	258.7
Cash at beginning of period	395.2	667.9	553.1	294.4

Cash at end of period	$395.0	$395.2	$667.9	$553.1

Supplemental Cash Flow Information:
Interest paid	$2,110.6	$754.9	$2,973.0	$3,620.1
Income taxes paid	799.8	147.7	937.8	917.8

Supplemental Non-Cash Financing and Capital Transactions:
Push-down of purchase price by parent company (Note 2)	—	$12,016.1	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON SHAREHOLDER’S EQUITY

	Common
	Stock and		Accumulated	Total
	Additional		Other	Common
	Paid-in	Retained	Comprehensive	Shareholder’s
	Capital	Earnings	Income (Loss)	Equity

	(In millions)
Balance at December 31, 2000 (Predecessor)	$3,740.8	$4,453.0	$32.1	$8,225.9

Net income		1,727.9		1,727.9
Other comprehensive income, net of tax:
Cumulative effect of change in accounting principle (SFAS No. 133)			(230.0)	(230.0)
Unrealized losses on cash flow hedging instruments			(415.6)	(415.6)
Unrealized gains on investments and interest-only strip receivables			154.6	154.6
Foreign currency translation adjustments			(3.9)	(3.9)

Total comprehensive income				1,233.0
Dividends paid to parent company		(650.0)		(650.0)
Dividends — pooled affiliates (1)		(225.0)		(225.0)
Contribution of capital from parent company	50.0			50.0

Balance at December 31, 2001 (Predecessor)	3,790.8	5,305.9	(462.8)	8,633.9

Net income		1,636.5		1,636.5
Other comprehensive income, net of tax:
Unrealized losses on cash flow hedging instruments			(39.4)	(39.4)
Unrealized gains on investments and interest-only strip receivables			113.7	113.7
Foreign currency translation adjustments			(3.2)	(3.2)

Total comprehensive income				1,707.6
Dividends paid to parent company		(300.0)		(300.0)

Balance at December 31, 2002 (Predecessor)	3,790.8	6,642.4	(391.7)	10,041.5

Net income		460.7		460.7
Other comprehensive income, net of tax:
Unrealized gains on cash flow hedging instruments			110.6	110.6
Unrealized losses on investments and interest-only strip receivables			(30.7)	(30.7)
Foreign currency translation adjustments			2.5	2.5

Total comprehensive income				543.1

Balance at March 28, 2003 (Predecessor)	3,790.8	7,103.1	(309.3)	10,584.6

Effect of push-down accounting of HSBC’s purchase price on net assets	8,225.3	(7,103.1)	309.3	1,431.5

Balance at March 28, 2003 (Successor)	12,016.1	—	—	12,016.1

Net income		1,449.4		1,449.4
Other comprehensive income, net of tax:
Unrealized gains on cash flow hedging instruments			88.8	88.8
Unrealized gains on investments and interest-only strip receivables			164.5	164.5
Foreign currency translation adjustments			8.7	8.7

Total comprehensive income				1,711.4

Balance at December 31, 2003 (Successor)	$12,016.1	$1,449.4	$262.0	$13,727.5

(1)	Related to previous equity transaction of Household Bank (SB), N.A.

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON SHAREHOLDER’S EQUITY (Continued)

Accumulated Other Comprehensive Income (Loss)

      The balances associated with the components of accumulated other comprehensive income (loss) on a “predecessor” basis were eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began. Accumulated other comprehensive income (loss) includes the following:

	December 31,	March 28,	December 31,	December 31,	December 31,
	2003	2003	2002	2001	2000

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Unrealized gains (losses) on cash flow hedging instruments	88.8	$(574.4)	$(685.0)	$(645.6)	—
Unrealized gains on investments and interest-only strip receivables:
Gross unrealized gains	261.1	415.4	462.6	288.5	$41.8
Income tax expense	96.6	153.2	169.7	109.3	17.2

Net unrealized gains	164.5	262.2	292.9	179.2	24.6
Foreign currency translation adjustments	8.7	2.9	.4	3.6	7.5

Total accumulated other comprehensive income (loss)	$262.0	$(309.3)	$(391.7)	$(462.8)	$32.1

Comprehensive Income

      We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. The adoption was accounted for as a cumulative effect of a change in accounting principle. The table below discloses reclassification adjustments and the related tax effects allocated to each component of other comprehensive income (expense) including unrealized gains (losses) on cash flow hedging instruments, unrealized gains (losses) on investments and interest-only strip receivables and foreign currency translation adjustments.

		Tax
		(Expense)
	Before-Tax	Benefit	Net-of-Tax

	(In millions)
Year ended December 31, 2001 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Cumulative effect of change in accounting principle (SFAS No. 133)	$(358.5)	$128.5	$(230.0)
Net losses arising during the period	(1,032.5)	370.1	(662.4)
Less: Reclassification adjustment for losses realized in net income	384.7	(137.9)	246.8

Net losses on cash flow hedging instruments	(1,006.3)	360.7	(645.6)

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	257.9	(96.0)	161.9
Less: Reclassification adjustment for gains realized in net income	(11.2)	3.9	(7.3)

Net unrealized gains on investments and interest-only strip receivables	246.7	(92.1)	154.6
Foreign currency translation adjustments	(3.9)	—	(3.9)

Other comprehensive expense	$(763.5)	$268.6	$(494.9)

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON SHAREHOLDER’S EQUITY (Continued)

		Tax
		(Expense)
	Before-Tax	Benefit	Net-of-Tax

	(In millions)
Year ended December 31, 2002 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Net losses arising during the period	$(696.4)	$254.9	$(441.5)
Less: Reclassification adjustment for losses realized in net income	633.7	(231.6)	402.1

Net losses on cash flow hedging instruments	(62.7)	23.3	(39.4)

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	181.1	(62.9)	118.2
Less: Reclassification adjustment for gains realized in net income	(7.0)	2.5	(4.5)

Net unrealized gains on investments and interest-only strip receivables	174.1	(60.4)	113.7
Foreign currency translation adjustments	(3.2)	—	(3.2)

Other comprehensive income	$108.2	$(37.1)	$71.1

January 1 through March 28, 2003 (Predecessor)
Unrealized gains (losses) on cash flow hedging instruments:
Net gains arising during the period	$45.0	$(16.4)	$28.6
Less: Reclassification adjustment for losses realized in net income	129.0	(47.0)	82.0

Net gains on cash flow hedging instruments	174.0	(63.4)	110.6

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding losses arising during the period	(9.2)	3.2	(6.0)
Less: Reclassification adjustment for gains realized in net income	(38.0)	13.3	(24.7)

Net unrealized losses on investments and interest-only strip receivables	(47.2)	16.5	(30.7)
Foreign currency translation adjustments	2.5	—	2.5

Other comprehensive income	$129.3	$(46.9)	$82.4

March 29 through December 31, 2003 (Successor)
Unrealized gains (losses) on cash flow hedging instruments:
Net gains arising during the period	$145.7	$(51.1)	$94.6
Less: Reclassification adjustment for gains realized in net income	(9.1)	3.3	(5.8)

Net gains on cash flow hedging instruments	136.6	(47.8)	88.8

Unrealized gains (losses) on investments and interest-only strip receivables:
Net unrealized holding gains arising during the period	279.0	(102.9)	176.1
Less: Reclassification adjustment for gains realized in net income	(17.9)	6.3	(11.6)

Net unrealized gains on investments and interest-only strip receivables	261.1	(96.6)	164.5
Foreign currency translation adjustments	8.7	—	8.7

Other comprehensive income	$406.4	$(144.4)	$262.0

The accompanying notes are an integral part of these consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Household Finance Corporation (“HFC” or “the company”) is a wholly owned subsidiary of Household International, Inc. (“Household” or the “parent company”). Household was acquired by a wholly owned subsidiary of HSBC Holdings plc (“HSBC”) on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting.

      HFC is a leading provider of consumer lending products to middle-market consumers in the United States. HFC may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Our lending products include real estate secured loans, auto finance loans, MasterCard* and Visa* credit card loans, private label credit card loans, and personal non-credit card loans. We also offer tax refund anticipation loans in the United Sates and credit and specialty insurance in the United States and Canada. We have one reportable segment: Consumer, which includes our branch-based consumer lending, mortgage services, retail services, credit card services and auto finance businesses.

1.	Summary of Significant Accounting Policies

      Basis of Presentation The consolidated financial statements include the accounts of Household Finance Corporation and all subsidiaries including all variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised). Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” are not consolidated. All significant intercompany accounts and transactions have been eliminated.

      Household was acquired by a wholly owned subsidiary of HSBC on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

      Investment Securities We maintain investment portfolios (comprised primarily of debt securities and money market funds) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2003 and 2002. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings.

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

      Receivables Receivables are carried at amortized cost. As a result of Household’s merger with HSBC, the amortized cost of our receivables was adjusted to fair market value at the time of the merger. Finance income is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments, on receivables are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related origination costs. These amounts on a “predecessor” basis were eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began. Net deferred origination fees, excluding MasterCard and Visa, totaled $192.3 million at December 31, 2003 and $589.6 million at December 31, 2002. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $50.4 million at December 31, 2003 and $118.5 million at December 31, 2002.

      Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.

      Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing owned portfolio. We estimate probable losses for owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning and current levels of charge-offs and delinquencies. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans.

      While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

      Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product as follows:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate secured(1)	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued, and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off by the end of the month in which the account becomes 9 months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually past due and resumed when the receivable becomes less than 3 months contractually past due.
Auto finance(1)	Carrying values in excess of net realizable value are charged off at the earlier of the following:
• the collateral has been repossessed and sold,
• the collateral has been in our possession for more than 90 days, or
	• the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than 2 months contractually past due and resumed when the receivable becomes less than 2 months contractually past due.
MasterCard and Visa	Generally charged-off by the end of the month in which the account becomes 6 months contractually delinquent.	Interest generally accrues until charge-off.
Private label	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent. Beginning in the fourth quarter of 2002, we charge-off receivables originated through new merchant relationships by the end of the month in which the account becomes 6 months contractually delinquent. As of December 31, 2003, approximately 21 percent of our owned private label portfolio was subject to this 6-month charge-off policy.	Interest generally accrues until charge-off.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Personal non-credit card	Generally charged-off the month following the month in which the account becomes 9 months contractually delinquent and no payment received in 6 months, but in no event to exceed 12 months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than 3 months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non-credit card receivables, interest income is generally recorded as collected.

(1)	In November 2003, the FASB issued FASB Staff Position Number 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, and the Measurement of Cumulative Losses Previously Recognized Under Paragraph 37 of FASB Statement No. 144” (“FSP 144-1”). Under FSP 144-1, sales commissions related to the sale of foreclosed assets are recognized as a charge-off through the provision for credit losses. Historically, we had recognized sales commission expense as a component of other servicing and administrative expenses in our statements of income. We adopted FSP 144-1 in November 2003. The adoption had no significant impact on our net income.

      Charge-off involving a bankruptcy for MasterCard and Visa receivables occurs by the end of the month 60 days after notification and, for private label receivables, by the end of the month 90 days after notification. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

      Subject to receipt of regulatory and other approvals, we intend to transfer substantially all of our private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off, loss provisioning and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet.

      Receivables Sold and Serviced with Limited Recourse and Securitization Revenue Certain real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card receivables have been securitized and sold to investors with limited recourse. We have retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest that we may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provisions based on historical experience and estimates of expected future performance. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

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

Unrealized gains and losses are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

      We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

      Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. As a result of Household’s merger with HSBC, the amortized cost of our properties and equipment was adjusted to fair market value and accumulated depreciation and amortization on a “predecessor” basis was eliminated at the time of the merger. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

      Repossessed Collateral Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate and related gains and losses on disposition are credited or charged to operations as incurred as a component of operating expense. Repossessed vehicles, net of loss reserves when applicable, are recorded at the lower of the estimated fair market value or the outstanding receivable balance.

      Insurance Insurance revenues on monthly premium insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and terms of the underlying contracts. Liabilities for credit insurance policies are based upon estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

      Acquired Intangibles, Net Acquired intangibles consist of purchased credit card relationships and related programs, retail services merchant relationships, other loan related relationships, trade names, technology, customer lists and other contracts. The trade names are not subject to amortization as we believe they have infinite lives. The remaining acquired intangibles are being amortized over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Acquired intangibles are reviewed for impairment using discounted cash flows whenever events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

      Goodwill Goodwill represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon our adoption of the statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods not exceeding 25 years and was reviewed for impairment using undiscounted cash flows. Beginning January 1, 2002, goodwill is reviewed for impairment annually using discounted cash flows but impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Our goodwill was not impaired prior to Household’s merger with HSBC on March 28, 2003. Consistent with business combination guidance, our goodwill will not be tested again for impairment until 2004 as no circumstances indicating impairment have arisen subsequent to the merger.

      Derivative Financial Instruments Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recognized in other income in the current period.

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

      We formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as why we think the hedge will be effective and how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. For interest rate swaps which meet the shortcut method criteria under SFAS No. 133, no assessment is required. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

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

      Foreign Currency Translation We have credit and specialty insurance operations in Canada. The functional currency for our Canadian insurance operations is the Canadian dollar. Assets and liabilities of this business are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in common shareholder’s equity as a component of accumulated other comprehensive income. Income and expenses are translated at the average rate of exchange prevailing during the year.

      Premiums on Related Party Sales Prior to 2003, we had purchased receivables from an affiliate. These receivables were purchased at fair market value. Premiums were recorded when the fair market value exceeded the carrying value of receivables purchased.

      Income Taxes HFC and its non-insurance subsidiaries are included in Household’s consolidated federal income tax return and in various consolidated state income tax returns. In addition, HFC files some unconsolidated state and federal tax returns. Federal income taxes are accounted for utilizing the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Investment tax credits generated by leveraged leases are accounted for using the deferral method.

2.	Acquisitions

      Acquisition of Household On March 28, 2003, HSBC acquired Household by way of merger with H2 Acquisition Corporation (“H2”), a wholly owned subsidiary of HSBC, acquiring 100% of the voting equity interest of Household in a purchase business combination. Subsequent to the merger, H2 was renamed “Household International, Inc.” HSBC believes that the merger offers significant opportunities to extend its business model into countries and territories currently served by HSBC and broadens the product range available to the enlarged customer base.

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

      The purchase price paid by HSBC for Household’s common stock plus related purchase accounting adjustments was valued at approximately $14.7 billion. Of this amount, approximately $12.0 billion has been assigned to HFC and is presented as “Additional paid-in capital” in the accompanying consolidated balance sheet.

      The purchase price has been allocated to our assets and liabilities based on their estimated fair values at the merger date. These preliminary fair values were estimated, in part, on third party valuation data. Throughout 2003, we made adjustments to preliminary fair value estimates as additional information, including third party valuation data, was obtained.

      The following table summarizes the estimated preliminary fair values of our assets and liabilities as of the merger date:

(In millions)
Assets acquired:
Cash	$395.2
Investment securities	6,561.9
Receivables, net	74,868.9
Advances to affiliates	540.4
Acquired intangibles	2,856.1
Goodwill	2,107.7
Properties and equipment	415.6
Real estate owned	441.4
Derivative financial assets	2,091.1
Other assets	2,377.9

Total assets acquired	$92,656.2

Liabilities assumed:
Debt	$75,837.5
Insurance policy and claim reserves	1,193.4
Derivative related liabilities	1,420.4
Other liabilities	2,188.8

Total liabilities assumed	$80,640.1

Total purchase price	$12,016.1

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

      The trade names are not subject to amortization as we believe they have infinite lives. The remaining acquired intangibles are being amortized to their residual values over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Our purchased credit card relationships have estimated residual values of $268.2 million.

      Household Bank (SB), N.A. On July 1, 2002, Household contributed all of the capital stock of Household Bank (SB), N.A. (“HBSB”), a wholly owned subsidiary of Household Bank, f.s.b., to HFC. HBSB, in turn, purchased all of the assets of Beneficial Bank USA, a wholly owned credit card banking subsidiary of HFC. Subsequently, we merged our wholly owned banking subsidiary, Household Bank (Nevada), N.A. with and into HBSB with HBSB being the surviving entity. In accordance with the guidance established for mergers involving affiliates under common control, the financial statements of HFC include the results of HBSB for all periods presented similar to a pooling of interests.

3.	Investment Securities

	At December 31

	2003	2002

	(In millions)
Available-For-Sale Investments
Corporate debt securities	$5,649.1	$2,107.6
U.S. government and federal agency debt securities	2,428.3	1,820.8
Money market funds	427.9	1,610.5
Non-government mortgage backed securities	371.4	664.0
Marketable equity securities	17.5	19.8
Time deposits	885.5	9.9
Other	726.1	424.7

Subtotal	10,505.8	6,657.3
Accrued investment income	39.2	50.3

Total investment securities	$10,545.0	$6,707.6

      Information with respect to sales of available-for-sale investment securities was as follows:

	March 29	January 1	Year ended
	through	through	December 31
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Proceeds received	$686.9	$768.4	$642.2	$684.1
Gross realized gains	18.3	40.6	18.8	12.9
Gross realized losses	.4	2.6	11.8	1.7

      The gross unrealized gains (losses) on available-for-sale investment securities were as follows:

	At December 31

	2003				2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In millions)
Corporate debt securities	$5,638.3	$10.8	—	$5,649.1	$2,030.4	$124.9	$(47.7)	$2,107.6
U.S. government and federal agency debt securities	2,430.1	—	$(1.8)	2,428.3	1,804.4	16.6	(.2)	1,820.8
Money market funds	427.9	—	—	427.9	1,610.5	—	—	1,610.5
Non-government mortgage backed securities	371.1	.6	(.3)	371.4	655.6	10.1	(1.7)	664.0
Marketable equity securities	13.6	3.9	—	17.5	28.6	—	(8.8)	19.8
Time deposits	885.5	—	—	885.5	9.9	—	—	9.9
Other	724.7	1.6	(.2)	726.1	412.1	14.0	(1.4)	424.7

Total investment securities	$10,491.2	$16.9	$(2.3)	$10,505.8	$6,551.5	$165.6	$(59.8)	$6,657.3

      The amortized cost of our investment securities portfolio was adjusted to fair market value at the time of Household’s merger with HSBC. As a result, all unrealized gains and losses have arisen since March 29, 2003.

      See Note 12, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.

      Contractual maturities of and yields on investments in debt securities were as follows:

	At December 31, 2003

	Due	After 1	After 5
	Within	but within	but within	After
	1 year	5 years	10 years	10 years	Total

	(All dollar amounts are stated in millions)
Corporate debt securities:
Amortized cost	$3,726.7	$953.9	$320.1	$637.6	$5,638.3
Fair value	3,720.9	958.1	319.7	650.4	5,649.1
Yield(1)	1.11%	4.51%	5.23%	6.52%	2.53%
U.S. government and federal agency debt securities:
Amortized cost	$2,048.4	$277.6	$20.4	$83.7	$2,430.1
Fair value	2,048.4	277.0	20.1	82.8	2,428.3
Yield(1)	1.04%	2.79%	3.22%	4.31%	1.37%
Non-government mortgage backed securities:
Amortized cost	$6.0	$18.4	$18.3	$328.4	$371.1
Fair value	6.0	18.5	18.1	328.8	371.4
Yield(1)	5.20%	3.99%	2.53%	3.00%	3.06%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

4.	Receivables

	At December 31

	2003	2002

	(In millions)
Real estate secured	$48,979.8	$44,052.1
Auto finance	4,121.5	2,028.1
MasterCard/Visa	9,530.3	7,600.2
Private label	9,732.4	9,365.2
Personal non-credit card	9,643.5	11,706.9
Commercial and other	396.7	457.2

Total owned receivables	82,404.2	75,209.7
Purchase accounting fair value adjustments	360.2	—
Accrued finance charges	1,455.6	1,446.7
Credit loss reserve for owned receivables	(3,542.9)	(3,156.9)
Unearned credit insurance premiums and claims reserves	(457.1)	(632.7)
Interest-only strip receivables	902.4	1,083.3
Amounts due and deferred from receivable sales	116.7	878.3

Total owned receivables, net	81,239.1	74,828.4
Receivables serviced with limited recourse	25,078.2	23,422.2

Total managed receivables, net	$106,317.3	$98,250.6

      Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the merger date.

      The outstanding balance of receivables serviced with limited recourse consisted of the following:

	At December 31

	2003	2002

	(In millions)
Real estate secured	$193.6	$456.3
Auto finance	4,674.8	5,418.6
MasterCard/Visa	9,253.1	9,272.5
Private label	5,261.3	3,577.1
Personal non-credit card	5,695.4	4,697.7

Total	$25,078.2	$23,422.2

      The combination of receivables owned and receivables serviced with limited recourse, which we consider our managed portfolio, is shown below:

	At December 31

	2003	2002

	(In millions)
Real estate secured	$49,173.4	$44,508.4
Auto finance	8,796.3	7,446.7
MasterCard/Visa	18,783.4	16,872.7
Private label	14,993.7	12,942.3
Personal non-credit card	15,338.9	16,404.6
Commercial and other	396.7	457.2

Managed receivables	$107,482.4	$98,631.9

      We maintain facilities with third parties which provide for the securitization of receivables on a revolving basis totaling $16.1 billion, of which $12.25 billion were utilized at December 31, 2003. The amount available under these facilities will vary based on the timing and volume of public securitization transactions.

      Contractual maturities of owned receivables at December 31, 2003 were as follows:

	At December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Real estate secured	$186.5	$46.8	$75.8	$106.9	$160.6	$48,403.2	$48,979.8
Auto finance	1,061.6	927.9	798.5	652.7	502.6	178.2	4,121.5
MasterCard/Visa	1,154.2	1,009.2	887.0	781.1	688.5	5,010.3	9,530.3
Private label	6,044.5	2,202.0	912.1	388.8	177.5	7.5	9,732.4
Personal non-credit card	1,380.8	469.6	802.8	1,557.2	1,714.1	3,719.0	9,643.5
Commercial and other	49.6	52.5	7.4	8.9	4.3	274.0	396.7

Total	$9,877.2	$4,708.0	$3,483.6	$3,495.6	$3,247.6	$57,592.2	$82,404.2

      A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections. The ratio of annual cash collections of principal on owned receivables to average principal balances, excluding credit card receivables, approximated 37 percent in 2003 and 44 percent in 2002.

      The following table summarizes contractual maturities of owned receivables due after one year by repricing characteristic:

	At December 31, 2003

	Over 1
	But Within	Over
	5 Years	5 Years

	(In millions)
Receivables at predetermined interest rates	$10,807.6	$49,127.5
Receivables at floating or adjustable rates	4,127.2	8,464.7

Total	$14,934.8	$57,592.2

      Nonaccrual owned consumer receivables totaled $2.8 billion at December 31, 2003 and $2.4 billion at December 31, 2002. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $363.3 million in 2003 and $371.6 million in 2002. Interest income that was included in finance and other interest income, prior to these loans being placed on nonaccrual status, was approximately $185.3 million in 2003 and $195.4 million in 2002.

      Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $2.2 billion at December 31, 2003 and $1.6 billion at December 31, 2002. Interest-only strip receivables also included fair value mark-to-market adjustments of $246.5 million at year-end 2003 and $356.8 million at year-end 2002.

      Amounts due and deferred from receivable sales include certain assets established under the recourse provisions for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from (to) the securitization trustee. As a result of the October 11, 2002 downgrade of our commercial paper debt ratings by S&P, we, as servicer of the various securitization trusts, were required to transfer cash collections to the trusts on a daily basis. As a result of the upgrade of our debt ratings following the merger with HSBC, we are no longer required to make daily cash transfers.

      We issued securities backed by dedicated home equity loan receivables of $3.3 billion in 2003 and $7.5 billion in 2002. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Real estate secured receivables included closed-end real estate secured receivables totaling $8.0 billion at December 31, 2003 and $8.5 billion at December 31, 2002 which secured the outstanding debt related to these transactions.

      The following table sets forth the activity in our credit loss reserves for the periods indicated:

	Year Ended December 31

	2003	2002	2001

	(In millions)
Owned Receivables:
Credit loss reserves at January 1	$3,156.9	$2,440.6	$1,940.6
Provision for credit losses	3,705.6	3,463.7	2,606.4
Charge-offs	(3,621.4)	(3,104.3)	(2,418.6)
Recoveries	256.7	209.2	189.8
Other, net	45.1	147.7	122.4

Total credit loss reserves for owned receivables at December 31	$3,542.9	$3,156.9	$2,440.6

Receivables Serviced with Limited Recourse:
Credit loss reserves at January 1	$1,638.3	$1,062.1	$1,001.4
Provision for credit losses	2,177.4	1,838.8	1,063.1
Charge-offs	(1,690.0)	(1,385.5)	(1,055.5)
Recoveries	90.5	85.5	58.6
Other, net	30.1	(37.4)	(5.5)

Total credit loss reserves for receivables serviced with limited recourse at December 31	2,246.3	1,638.3	1,062.1

Total credit loss reserves for managed receivables at December 31	$5,789.2	$4,795.2	$3,502.7

5.	Asset Securitizations

      We sell auto finance, MasterCard and Visa, private label and personal non-credit card receivables in various securitization transactions. We continue to service and receive servicing fees on the outstanding balance of these securitized receivables. We also retain rights to future cash flows arising from the receivables after the investors receive their contractual return. We have also, in certain cases, retained other subordinated interests in these securitizations. These transactions result in the recording of an interest-only strip receivable which represents the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have only limited recourse to our assets for failure of debtors to pay. That recourse is limited to our rights to future cash flow and any subordinated interest we retain. Servicing assets and liabilities are not recognized in conjunction with our securitizations since we receive adequate compensation relative to current market rates to service the receivables sold. See Note 1, “Summary of Significant Accounting Policies,” for further discussion on our accounting for interest-only strip receivables.

      Securitization revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

	March 29	January 1	Year ended
	through	through	December 31
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Net initial gains	$135.0	$40.9	$296.8	$154.2
Net replenishment gains	389.1	128.8	505.4	403.1
Servicing revenue and excess spread	459.4	243.5	1,208.8	1,095.1

Total	$983.5	$413.2	$2,011.0	$1,652.4

      Our interest-only strip receivables, net of the related loss reserves and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income decreased $395.1 million in the period March 29 to December 31, 2003, decreased $32.4 million in the period January 1 to March 28, 2003, increased $123.9 million in 2002 and increased $118.1 million in 2001.

      Net initial gains, which represent gross initial gains net of our estimate of probable credit losses under the recourse provisions, and the key economic assumptions used in measuring the net initial gains from securitizations were as follows:

				Personal
	Auto	Master Card/	Private	Non-Credit
Year Ended December 31	Finance	Visa	Label	Card	Total

2003
Net initial gains (in millions)	$56.5	$24.6	$50.8	$44.0	$175.9
Key economic assumptions(1)
Weighted-average life (in years)	2.1	.4	.7	1.7
Payment speed	35.4%	93.3%	74.5%	43.3%
Expected credit losses (annual rate)	6.1	5.1	5.7	12.0
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	2.2	1.8	1.8	2.1

2002
Net initial gains (in millions)	$139.7	$44.4	$57.3	$55.4	$296.8
Key economic assumptions:(1)
Weighted-average life (in years)	2.2	.4	.7	1.4
Payment speed	34.1%	92.8%	72.8%	49.4%
Expected credit losses (annual rate)	5.9	5.4	5.7	9.9
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	4.3	3.1	3.3	2.4

2001
Net initial gains (in millions)	$100.3	$7.3	$13.1	$33.5	$154.2
Key economic assumptions:(1)
Weighted-average life (in years)	2.2	.4	.9	1.2
Payment speed	34.2%	93.6%	67.1%	51.8%
Expected credit losses (annual rate)	4.8	5.1	5.5	7.6
Discount rate on cash flows	10.0	9.0	10.0	11.0
Cost of funds	4.5	6.2	5.7	4.1

(1)	Weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

      Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $30.7 billion in 2003, $25.8 billion in 2002 and $24.4 billion in 2001. Net gains (gross gains less estimated credit losses under the recourse provisions) related to these replenishments were calculated using weighted-average assumptions consistent with those used for calculating gains on initial securitizations and totaled $517.9 million in 2003, $505.4 million in 2002 and $403.1 million in 2001.

      Cash flows received from securitization trusts were as follows:

	Real Estate	Auto	MasterCard/	Private	Personal Non-
Year Ended December 31	Secured	Finance	Visa	Label	Credit Card	Total

	(In millions)
2003
Proceeds from initial securitizations	—	$1,523.0	$670.0	$1,250.0	$3,320.0	$6,763.0
Servicing fees received	$3.5	117.2	199.0	82.5	133.6	535.8
Other cash flow received on retained interests(1)	10.3	71.7	811.1	249.2	148.1	1,290.4

2002
Proceeds from initial securitizations	—	$3,288.6	$944.0	$1,747.2	$3,560.7	$9,540.5
Servicing fees received	$7.4	102.5	201.0	58.0	110.4	479.3
Other cash flow received on retained interests(1)	35.4	174.4	851.7	215.2	135.7	1,412.4

2001
Proceeds from initial securitizations	—	$2,573.9	$261.1	$500.0	$1,975.0	$5,310.0
Servicing fees received	$12.0	84.9	179.1	34.9	69.8	380.7
Other cash flow received on retained interests(1)	67.5	111.9	506.1	157.9	106.6	950.0

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

      At December 31, 2003, the sensitivity of the current fair value of our interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions are presented in the table below. These sensitivities are based on assumptions used to value our interest-only strip receivables at December 31, 2003.

	Real Estate	Auto	MasterCard/		Personal Non-
	Secured	Finance	Visa	Private Label	Credit Card

	(Dollar amounts are stated in millions)
Carrying value (fair value) of interest-only strip receivables	$4.7	$156.6	$298.4	$146.4	$296.3
Weighted-average life (in years)	.7	1.9	.6	.7	1.6
Payment speed assumption (annual rate)	21.7%	38.1%	82.4%	76.2%	43.5%
Impact on fair value of 10% adverse change	$(.1)	$(30.7)	$(22.4)	$(11.7)	$(23.6)
Impact on fair value of 20% adverse change	(.1)	(58.9)	(42.0)	(21.7)	(45.8)
Expected credit losses (annual rate)	1.8%	7.4%	5.5%	5.8%	10.7%
Impact on fair value of 10% adverse change	$(.2)	$(52.2)	$(25.2)	$(18.1)	$(63.3)
Impact on fair value of 20% adverse change	(.5)	(103.9)	(50.4)	(35.9)	(126.5)
Discount rate on residual cash flows (annual rate)	13.0%	10.0%	9.0%	10.0%	11.0%
Impact on fair value of 10% adverse change	—	$(9.7)	$(2.9)	$(.7)	$(3.5)
Impact on fair value of 20% adverse change	$(.1)	(19.1)	(5.8)	(1.3)	(6.9)
Variable returns to investors (annual rate)	1.3%	—	1.5%	2.7%	1.9%
Impact on fair value of 10% adverse change	$(.2)	—	$(6.3)	$(8.7)	$(11.0)
Impact on fair value of 20% adverse change	(.4)	—	(12.7)	(17.4)	(22.0)

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

      Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of MasterCard and Visa and private label receivables, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge-off assumptions used in determining the fair value of our interest-only strip receivables in the table above. At December 31, 2003, static pool credit losses for auto finance loans securitized in 2003 were estimated to be 11.5 percent, for auto finance loans securitized in 2002 were estimated to be 12.9 percent and for auto finance loans securitized in 2001 were estimated to be 15.2 percent.

      Receivables and two-month-and-over contractual delinquency for our managed and serviced with limited recourse portfolios were as follows:

	At December 31

	2003		2002

	Receivables	Delinquent	Receivables	Delinquent
	Outstanding	Receivables	Outstanding	Receivables

	(In millions)
Managed receivables:
First mortgage(1)	$32.0	8.75%	$39.9	10.03%
Real estate secured	49,173.4	4.38	44,508.4	3.91
Auto finance	8,796.3	3.85	7,446.7	3.65
MasterCard/Visa	18,783.4	4.32	16,872.7	4.33
Private label	14,993.7	5.29	12,942.3	6.36
Personal non-credit card	15,338.9	11.53	16,404.6	9.92

Total consumer	107,117.7	5.48	98,214.6	5.29
Commercial	364.7	—	417.3	—

Total managed receivables	$107,482.4	5.46%	$98,631.9	5.27%

Receivables serviced with limited recourse:
Real estate secured	$(193.6)	11.05%	$(456.3)	6.82%
Auto finance	(4,674.8)	5.02	(5,418.6)	3.54
MasterCard/Visa	(9,253.1)	2.31	(9,272.5)	2.66
Private label	(5,261.3)	3.79	(3,577.1)	4.96
Personal non-credit card	(5,695.4)	12.31	(4,697.7)	11.17

Total receivables serviced with limited recourse	(25,078.2)	5.46	(23,422.2)	5.00

Owned consumer receivables	$82,039.5	5.48%	$74,792.4	5.38%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

      Average receivables and net charge-offs for our managed and serviced with limited recourse portfolios were as follows:

	At December 31

	2003		2002

	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(In millions)
Managed receivables:
First mortgage(1)	$35.5	.85%	$32.5	.62%
Real estate secured	48,163.0	1.02	42,059.7	.99
Auto finance	7,921.9	7.00	6,934.7	6.63
MasterCard/Visa	16,970.2	7.87	15,709.9	7.50
Private label	13,709.9	6.02	11,870.7	5.96
Personal non-credit card	15,803.9	11.11	15,020.0	9.57

Total consumer	102,604.4	4.84	91,627.5	4.58
Commercial	389.9	.46	427.3	(.35)

Total managed receivables	$102,994.3	4.82%	$92,054.8	4.56%

	At December 31

	2003		2002

	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(In millions)
Receivables serviced with limited recourse:
Real estate secured	$(271.9)	1.69%	$(572.1)	1.26%
Auto finance	(4,998.8)	8.23	(4,412.6)	7.00
MasterCard/Visa	(9,071.0)	5.36	(9,143.1)	5.48
Private label	(4,073.4)	5.25	(2,840.4)	3.75
Personal non-credit card	(4,448.8)	10.86	(3,981.6)	9.46

Total receivables serviced with limited recourse	(22,863.9)	7.00	(20,949.8)	6.21

Owned consumer receivables	$79,740.5	4.22%	$70,677.7	4.10%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

6.     Acquired Intangibles

      Acquired intangibles consisted of the following:

		Accumulated	Carrying
	Gross	Amortization	Value

	(In millions)
December 31, 2003
Purchased credit card relationships and related programs	$1,272.0	$121.0	$1,151.0
Retail services merchant relationships	270.1	41.1	229.0
Other loan related relationships	326.1	33.8	292.3
Trade names	700.0	—	700.0
Technology, customer lists and other contracts	281.0	26.0	255.0

Acquired intangibles	$2,849.2	$221.9	$2,627.3

December 31, 2002
Purchased credit card relationships	$1,027.3	$659.5	$367.8
Other intangibles	26.5	7.9	18.6

Acquired intangibles	$1,053.8	$667.4	$386.4

      Weighted-average amortization periods for our acquired intangibles as of December 31, 2003 were as follows:

(In months)
Purchased credit card relationships and related programs	75
Retail services merchant relationships	60
Other loan related relationships	110
Technology, customer lists and other contracts	61

Acquired intangibles	74

      Acquired intangible amortization expense totaled $221.9 million in the period March 29 through December 31, 2003, $12.3 million in the period January 1 through March 28, 2003, $57.8 million in 2002 and $99.0 million in 2001.

      Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

Year Ending December 31
(In millions)
2004	$318.8
2005	298.1
2006	290.7
2007	273.0
2008	200.9

7.   Goodwill

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill recorded in past business combinations ceased upon adoption of the statement on January 1, 2002. Completion of the transitional goodwill impairment test in 2002 resulted in none of our goodwill being impaired.

      As a result of push-down accounting, goodwill of approximately $2.1 billion was recorded upon completion of HSBC’s acquisition of Household. This replaced $1.1 billion of goodwill related to previous acquisitions that was recorded prior to the merger. Goodwill established as a result of the merger has not been allocated to our Consumer segment, which is consistent with management’s view of our reportable segment results.

      Beginning January 1, 2002, goodwill is reviewed for impairment annually using discounted cash flows but impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Our goodwill was not impaired prior to Household’s merger with HSBC on March 28, 2003. Consistent with business combination guidance, our goodwill will not be tested again for impairment until 2004 as no circumstances indicating impairment have arisen subsequent to the merger. For purposes of conducting impairment testing, our goodwill will be allocated to our operating units in 2004.

      The following table discloses the impact of goodwill amortization on net income for the periods indicated.

	March 29	January 1
	through	through	Year Ended December 31
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Reported net income	$1,449.4	$460.7	$1,636.5	$1,727.9
Add back: Goodwill amortization, net	—	—	—	46.1

Adjusted net income	$1,449.4	$460.7	$1,636.5	$1,774.0

8.     Properties and Equipment, Net

	At December 31
			Depreciable
	2003	2002	Life in Years

	(In millions)
Land	$9.1	$9.2	—
Buildings and improvements	211.6	514.6	10 – 40
Furniture and equipment	250.3	844.0	3 – 10

Total	471.0	1,367.8
Accumulated depreciation and amortization	79.4	964.7

Properties and equipment, net	$391.6	$403.1

      As a result of Household’s merger with HSBC, the amortized cost of our property and equipment was adjusted to fair market value and accumulated depreciation and amortization on a “predecessor” basis was eliminated at the time of the merger.

      Depreciation and amortization expense totaled $79.4 million in the period March 29 through December 31, 2003, $26.0 million in the period January 1 through March 28, 2003, $112.9 million in 2002 and $113.3 million in 2001.

9.     Commercial Paper, Bank and Other Borrowings

		Bank and
	Commercial	Other
	Paper	Borrowings	Total

	(All dollar amounts are stated in millions)
2003
Balance	$7,949.5	$34.3	$7,983.8
Highest aggregate month-end balance			8,821.6
Average borrowings	5,962.4	34.0	5,996.4
Weighted-average interest rate:
At year-end	1.1%	1.5%	1.1%
Paid during year	1.2	1.6	1.2
2002
Balance	$4,108.2	$35.1	$4,143.3
Highest aggregate month-end balance			8,920.5
Average borrowings	5,615.9	89.6	5,705.5
Weighted-average interest rate:
At year-end	1.7%	1.7%	1.7%
Paid during year	1.9	2.0	1.9
2001
Balance	$8,766.5	$308.1	$9,074.6
Highest aggregate month-end balance			11,560.6
Average borrowings	8,831.5	143.0	8,974.5
Weighted-average interest rate:
At year-end	2.0%	1.9%	2.0%
Paid during year	4.1	3.5	4.1

      Interest expense for commercial paper, bank and other borrowings totaled $54.1 million in the period March 29 through December 31, 2003, $17.4 million in the period January 1 through March 28, 2003, $110.8 million in 2002 and $363.9 million in 2001.

      We maintain various bank credit agreements primarily to support commercial paper borrowings. At December 31, 2003, we had committed back-up bank lines of credit of $10.1 billion, including $2.5 billion with HSBC. At December 31, 2002 we had committed back-up lines of credit of $10.1 billion, of which $400 million was also available to Household. None of these back-up lines were used in 2003 or 2002. Formal credit lines are reviewed annually and expire at various dates through 2007. Borrowings under these lines generally are available at a surcharge over LIBOR. None of these lines contain material adverse change clauses which could restrict availability. Annual commitment fee requirements to support availability of these lines at December 31, 2003 totaled $7.6 million, including $1.6 million for the HSBC lines.

10.	Senior and Senior Subordinated Debt (With Original Maturities Over One Year)

	At December 31

	2003	2002

	(All dollar amounts are
	stated in millions)
Senior debt
Fixed rate:
8.875% Adjustable Conversion-Rate Equity Security Units	$519.1	$511.0
Secured financings:
7.00% to 7.49%; due 2004 to 2005	79.4	120.1
7.50% to 7.99%; due 2004 to 2005	16.0	24.2
8.00% to 8.99%; due 2004 to 2005	17.4	26.3
Other fixed rate senior debt:
2.15% to 3.99%; due 2004 to 2007	3,250.3	203.0
4.00% to 4.99%; due 2004 to 2007	7,015.7	808.9
5.00% to 5.49%; due 2004 to 2017	4,207.4	4,098.5
5.50% to 5.99%; due 2004 to 2022	5,305.4	4,956.7
6.00% to 6.49%; due 2004 to 2032	9,003.0	8,296.1
6.50% to 6.99%; due 2004 to 2022	9,174.5	9,756.8
7.00% to 7.49%; due 2004 to 2032	6,391.0	7,851.6
7.50% to 7.99%; due 2004 to 2032	7,752.6	7,956.9
8.00% to 9.25%; due 2004 to 2012	3,537.3	3,809.1
Variable interest rate:
Secured financings — 1.89% to 2.62%; due 2004 to 2009	6,610.7	7,314.0
Other variable interest rate senior debt — 1.17% to 5.00%; due 2004 to 2018	8,503.5	14,612.7
Senior subordinated debt — 4.56%, due 2005	170.0	170.0
Purchase accounting fair value adjustments	3,125.8	—
Unamortized discount	(81.5)	(240.3)

Total senior and senior subordinated debt	$74,597.6	$70,275.6

      Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our senior and senior subordinated debt at fair value at the merger date.

      Senior and senior subordinated debt included $6.7 billion of debt secured by $8.0 billion of real estate secured receivables at December 31, 2003 and $7.5 billion of debt secured by $8.5 billion of real estate secured receivables at December 31, 2002.

      At December 31, 2003, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $97.1 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $3.2 billion. At December 31, 2002, senior and senior subordinated debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $2.4 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $963.1 million.

      Weighted-average interest rates were 4.9 percent at both December 31, 2003 (excluding purchase accounting adjustments) and 2002. Interest expense for senior and senior subordinated debt was $1.4 billion in the period March 29 through December 31, 2003, $765.0 million in the period January 1 through March 28, 2003, $2.9 billion in 2002 and $2.8 billion in 2001. The most restrictive financial covenant contained in the terms of our debt agreements is the maintenance of a minimum shareholder’s equity of $5.8 billion. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 11, “Derivative Financial Instruments and Concentrations of Credit Risk.”

      In 2002, we issued $542 million of 8.875 percent Adjustable Conversion-Rate Equity Security Units. The Adjustable Conversion-Rate Equity Security Units each consisted of an HFC senior unsecured note with a principal amount of $25 and a contract to purchase, for $25, between 2.6041 and 3.1249 HSBC ordinary shares, depending on the market value at the time, on February 15, 2006 or 2.6041 HSBC ordinary shares if early settlement is elected by the holder. The senior unsecured notes will mature on February 15, 2008.

      Maturities of senior and senior subordinated debt at December 31, 2003 were as follows:

(In millions)

2004	$11,965.7
2005	11,943.6
2006	8,234.0
2007	6,296.2
2008	9,751.3
Thereafter	26,406.8

Total	$74,597.6

      Certain of our senior and senior subordinated debt may be redeemed prior to its stated maturity.

11.	Derivative Financial Instruments and Concentrations of Credit Risk

      In the normal course of business and in connection with our asset/liability management program, we enter into various transactions involving derivative financial instruments. These instruments primarily are used to manage our exposure to fluctuations in interest rates and currency exchange rates. We do not serve as a financial intermediary to make markets in any derivative financial instruments. We have a comprehensive program to address potential financial risks such as liquidity, interest rate, currency and counterparty credit risk. Historically, the Finance Committee of the Board of Directors of Household had set acceptable limits for each of these risks annually and reviewed the limits semiannually. As a result of the active involvement and guidance provided by HSBC, the Finance Committee was dissolved in the first quarter of 2004. In addition, the Household Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within limits established by Household’s Board of Directors and HSBC. For further information on our strategies for managing interest rate and foreign exchange rate risk, see the “Risk Management” section within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      Counterparty credit risk is the possibility that a loss may occur because the counterparty to a transaction fails to perform according to the terms of the contract. We control the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits and ongoing monitoring procedures. Our exposure to credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. During the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new derivative products. We have never suffered a loss due to counterparty failure.

      Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC Bank USA, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which are recorded in our balance sheet as other assets or derivative related liabilities and totaled $.4 billion at December 31, 2003. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $.5 billion at December 31, 2003. At December 31, 2003, we had derivative contracts with a notional value of approximately $64.6 billion, including $39.4 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

      Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. The critical terms of interest rate swaps are designed to match those of the hedged items, enabling the application of the shortcut method of accounting as defined by SFAS No. 133. Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of Household’s merger with HSBC. Prior to December 31, 2003, we restructured our interest rate swap portfolio to regain use of the shortcut method and to reduce the potential volatility of future earnings. As of December 31, 2003, 85 percent of our swap portfolio (based on notional amounts) were accounted for using the shortcut method. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings during the current period as a component of other income. Although the critical terms of currency swaps are designed to match those of the hedged items, SFAS No. 133 does not allow shortcut method accounting for this type of hedge. Therefore, there may be minimal ineffectiveness which is reported in current period earnings.

      Fair value hedges include interest rate swaps which convert our fixed rate debt or assets to variable rate debt or assets and currency swaps which convert debt issued in foreign currencies into pay variable U.S. dollar debt. Hedge ineffectiveness associated with fair value hedges is recorded as other income and was a gain of $81.6 million ($52.1 million after-tax) in the period March 29 through December 31, 2003, a gain of $2.3 million ($1.5 million after-tax) in the period January 1 through March 28, 2003, a loss of $3.9 million ($2.4 million after tax) in 2002 and a loss of $.2 million ($.1 million after tax) in 2001. The gain for the period March 29 through December 31, 2003 includes $81.0 million ($51.7 million after-tax) resulting from the discontinuation of the shortcut method of accounting for interest rate swaps due to the merger. All of our fair value hedges were associated with debt in 2003, 2002 and 2001. We recorded fair value adjustments for open fair value hedges which increased the carrying value of our debt by $84.2 million at December 31, 2003 and $1.8 billion at December 31, 2002. Fair value adjustments for open fair value hedges on a “predecessor” basis are included in the purchase accounting fair value adjustment to debt as a result of push-down accounting effective March 29, 2003 when the “successor” period began.

      Cash flow hedges include interest rate swaps which convert our variable rate debt or assets to fixed rate debt or assets and currency swaps which convert debt issued in foreign currencies into pay fixed U.S. dollar debt. Gains and (losses) on derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled a gain of $88.8 million at December 31, 2003 and a loss of ($685.0) million at December 31, 2002. Accumulated other comprehensive income on a “predecessor” basis was eliminated as a result of push-down accounting effective March 29, 2003 when the “successor” period began. We expect $40.0 million ($25.4 million after-tax) of currently unrealized net gains will be reclassified to earnings within one year, however, these unrealized gains will be offset by increased interest expense associated with the variable cash flows of the hedged items and will result in no net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges is recorded as other income and was immaterial in 2003, 2002 and 2001.

      At December 31, 2003, $2.9 billion of derivative instruments, at fair value, were recorded in derivative financial assets and $101.4 million in derivative related liabilities. At December 31, 2002, $1.8 billion of derivative instruments, at fair value, were recorded in derivative financial assets and $90.6 million in derivative related liabilities.

      Information related to deferred gains and losses on terminated derivatives was as follows:

	2003	2002

	(In millions)
Deferred gains	$133.9	$634.2
Deferred losses	315.2	53.5
Weighted-average amortization period:
Deferred gains	6.1 years	5.1 years
Deferred losses	8.7	4.5
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Senior and senior subordinated debt	$(181.3)	$597.5
Accumulated other comprehensive income	—	(16.8)

      Amortization of net deferred gains (losses) totaled $(7.6) million in the period March 29 through December 31, 2003, $86.2 million in the period January 1 through March 28, 2003, $145.6 million in 2002 and $41.9 million in 2002.

      Non-Qualifying Hedging Activities. We may also use forward rate agreements, interest rate caps, exchange traded futures, and some interest rate swaps which were not designated as hedges under SFAS No. 133. These financial instruments are economic hedges that are not linked to specific assets and liabilities that appear on our balance sheet and do not qualify for hedge accounting. The primary purpose of these derivatives is to minimize our exposure to changes in interest rates. Net fair value gains (losses) on derivatives which were not designated as hedges are reported as other income and totaled $(4.8) million ($(3.0) million after-tax) in the period March 29 through December 31, 2003, $(1.3) million ($(.8) million after-tax) in the period January 1 through March 28, 2003, $5.1 million ($3.2 million after-tax) in 2002 and $(.9) million ($(.6) million after-tax) in 2001.

      Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

	Non-Exchange Traded			Non-Exchange Traded

	Interest Rate Futures					Foreign Exchange Rate
	Contracts					Contracts
			Options	Interest	Currency			Caps and
	Purchased	Sold	Purchased	Rate Swaps	Swaps	Purchased	Sold	Floors	Total

2003
Notional amount, 2002	—	—	$3,400.0	$42,682.3	$10,210.3	—	$(193.1)	$7,194.2	$63,679.9
New contracts	$600.0	$(600.0)	—	7,377.4	1,163.8	$2,613.6	(2,005.2)	—	14,360.0
New contracts purchased from subsidiaries of HSBC	—	—	3,385.0	25,311.9	10,399.3	2,661.3	(53.1)	4,332.8	46,143.4
Matured or expired contracts	—	—	(4,404.0)	(14,894.6)	(1,468.3)	(2,069.7)	(1.1)	(4,931.8)	(27,767.3)
Terminated contracts	—	—	(481.0)	(11,780.3)	(116.7)	—	—	—	(12,378.0)
In-substance maturities (1)	(600.0)	600.0	—	—	—	(1,999.1)	1,999.1	—	(5,198.2)
Assignment of contracts to subsidiaries of HSBC	—	—	—	(9,043.2)	(5,193.7)	—	—	—	(14,236.9)
Loss of shortcut accounting(2):
Terminated contracts	—	—	—	(26,310.1)	—	—	—	—	(26,310.1)
New contracts	—	—	—	26,310.1	—	—	—	—	26,310.1

Notional amount, 2003	—	—	$1,900.0	$39,653.5	$14,994.7	$1,206.1	$(253.4)	$6,595.2	$64,602.9

Fair value, 2003(3):
Fair value hedges	—	—	—	$70.3	$14.2	$—	$(11.0)	—	$73.5
Cash flow hedges	—	—	—	(112.9)	2,837.1	40.9	—	—	2,765.1
Non-hedging derivatives	—	—	—	(.4)	—	—	—	—	(.4)

Total	—	—	—	$(43.0)	$2,851.3	$40.9	$(11.0)	—	$2,838.2

2002
Notional amount, 2001	$1,419.0	$(9,000.0)	$2,000.0	$28,325.2	$6,730.8	$—	$(174.5)	$2,989.9	$50,639.4
New contracts	23,113.0	(8,218.0)	8,800.0	30,194.7	3,869.9	506.2	(506.0)	6,161.6	81,369.4
Matured or expired contracts	(7,932.0)	618.0	(3,400.0)	(10,049.2)	(343.9)	(.1)	(18.7)	(1,949.1)	(24,273.6)
Terminated contracts	—	—	(4,000.0)	(5,788.4)	(46.5)	—	—	(8.2)	(9,843.1)
In-substance maturities (1)	(16,600.0)	16,600.0	—	—	—	(506.1)	506.1	—	(34,212.2)

Notional amount, 2002	$—	$—	$3,400.0	$42,682.3	$10,210.3	$—	$(193.1)	$7,194.2	$63,679.9

Fair value, 2002(3):
Fair value hedges	—	—	—	$1,802.3	$(1.8)	—	—	—	$1,800.5
Cash flow hedges	—	—	—	(451.1)	361.2	—	$1.9	—	(91.8)
Non-hedging derivatives	—	—	—	.2	—	—	—	$5.5	.2

Total	—	—	—	$1,351.4	$359.4	$—	$(1.9)	$5.5	$1,708.9

2001
Notional amount, 2000	—	—	—	$23,055.1	$5,301.5	—	$(52.3)	$2,352.9	$30,761.8
New contracts	$36,615.0	$(22,706.0)	$4,750.0	21,608.6	1,991.0	$273.0	(447.5)	3,481.8	91,872.9
Matured or expired contracts	(21,790.0)	300.0	—	(7,508.6)	(396.1)	—	52.3	(1,997.8)	(32,044.8)
Terminated contracts	—	—	(2,750.0)	(8,829.9)	(165.6)	—	—	(847.0)	(12,592.5)
In-substance maturities (1)	(13,406.0)	13,406.0	—	—	—	(273.0)	273.0	—	(27,358.0)

Notional amount, 2001	$1,419.0	$(9,000.0)	$2,000.0	$28,325.2	$6,730.8	$—	$(174.5)	$2,989.9	$50,639.4

Fair value, 2001(3):
Fair value hedges	—	—	—	$(162.2)	$(.6)	—	—	—	$(162.8)
Cash flow hedges	—	—	—	(301.1)	(964.8)	$—	$—	—	(1,265.9)
Non-hedging derivatives	$.4	$(3.4)	$.4	—	—	—	2.8	$(.2)	—

Total	$.4	$(3.4)	$.4	$(463.3)	$(965.4)	$—	$2.8	$(.2)	$(1,428.7)

(1)	Represent contracts terminated as the market execution technique of closing the transaction either (a) just prior to maturity to avoid delivery of the underlying instrument or (b) at the maturity of the underlying items being hedged.

(2)	Under the Financial Accounting Standards Board’s interpretations of SFAS No. 133, the shortcut method of accounting was no longer allowed for interest rate swaps which were outstanding at the time of the merger. During 2003, we restructured our interest rate swap portfolio to regain use of the shortcut method and to reduce the potential volatility of future earnings.

(3)	(Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 12, “Fair Value of Financial Instruments,” for further discussion of the relationship between the fair value of our assets and liabilities.

     The table below reflects the balance sheet items hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2003. The critical terms of the derivatives have been designed to match those of the related asset or liability.

			Foreign
	Interest Rate	Currency	Exchange
	Swaps	Swaps	Rate Contracts

	(In millions)
Investment securities	$6.4	—	—
Commercial paper, bank and other borrowings	—	—	$1,245.3
Advances to foreign affiliates	—	—	214.2
Senior debt and senior subordinated debt	39,647.1	$14,994.7	—

Total items hedged using derivative financial instruments	$39,653.5	$14,994.7	$1,459.5

      The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2003:

	2004	2005	2006	2007	2008	2009	Thereafter	Total

	(All dollar amounts are stated in millions)
Pay a fixed rate/receive a floating rate:
Notional value	$5,151.0	$4,103.0	$2,711.1	$1,857.4	$453.0	—	$326.7	$14,602.2
Weighted-average receive rate	1.51%	1.24%	1.24%	1.13%	1.26%	—	4.70%	1.40%
Weighted-average pay rate	2.81%	2.11%	3.38%	2.81%	3.94%	—	5.46%	2.82%
Pay a floating rate/ receive a fixed rate:
Notional value	$350.6	$133.0	$—	$2,386.7	$4,855.8	$1,458.4	$15,866.8	$25,051.3
Weighted-average receive rate	1.19%	1.59%	—	2.93%	3.46%	3.81%	4.82%	4.25%
Weighted-average pay rate	1.14%	3.55%	—	2.21%	1.20%	1.16%	1.25%	1.24%

Total notional value	$5,501.6	$4,236.0	$2,711.1	$4,244.1	$5,308.8	$1,458.4	$16,193.5	$39,653.5

Total weighted-average rates on swaps
Receive rate	1.49%	1.25%	1.24%	2.14%	3.28%	3.81%	4.82%	3.20%
Pay rate	2.71%	2.16%	3.38%	1.91%	1.44%	1.16%	1.34%	1.82%

      The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1-, 3- or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying assets or liabilities. We use derivative financial instruments to hedge the interest rate inherent in balance sheet assets and liabilities, which manages the volatility of net interest margin resulting from changes in interest rates on the underlying hedged items. Had we not utilized these instruments, owned net interest margin would have decreased by 84 basis points in 2003, decreased by 40 basis points in 2002 and increased by 17 basis points in 2001.

      Concentrations of Credit Risk. A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions.

      Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total owned or managed receivables at December 31, 2003 and 2002. We lend nationwide and our receivables are distributed as follows at December 31, 2003:

	Percent of Total	Percent of Total
	Owned	Managed
State/ Region	Receivables	Receivables

California	14%	14%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	22	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	20	19
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	15	15
Southwest (AZ, AR, LA, NM, OK, TX)	10	11
Northeast (CT, ME, MA, NH, NY, RI, VT)	10	10
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	9	8

12.     Fair Value of Financial Instruments

      In accordance with the guidelines for accounting for business combinations, the purchase price paid by HSBC plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to March 28, 2003. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. We have estimated the fair value of our financial instruments in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”). Fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

      A significant portion of our financial instruments do not have a quoted market price. For these items, fair values were estimated by discounting estimated future cash flows at estimated current market discount rates. Assumptions used to estimate future cash flows are consistent with management’s assessments regarding ultimate collectibility of assets and related interest and with estimates of product lives and repricing characteristics used in our asset/ liability management process. All assumptions are based on historical experience adjusted for future expectations. Assumptions used to determine fair values for financial instruments for which no active market exists are inherently judgmental and changes in these assumptions could significantly affect fair value calculations.

      As required under generally accepted accounting principles, a number of other assets recorded on the balance sheets (such as acquired credit card relationships, the value of consumer lending relationships for originated receivables and the franchise values of our business units) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. We believe there is substantial value associated with these assets based on current market conditions and historical experience. Accordingly, the estimated fair value of financial instruments, as disclosed, does not fully represent our entire value, nor the changes in our entire value.

      The following is a summary of the carrying value and estimated fair value of our financial instruments:

	At December 31

	2003			2002

	Carrying	Estimated		Carrying	Estimated
	Value	Fair Value	Difference	Value	Fair Value	Difference

	(In millions)
Assets:
Cash	$395.0	$395.0	—	$667.9	$667.9	—
Investment securities	10,545.0	10,545.0	—	6,707.6	6,707.6	—
Receivables	81,239.1	81,641.7	$402.6	74,828.4	77,176.9	$2,348.5
Derivative financial assets	2,939.7	2,939.7	—	1,805.0	1,805.0	—

Total assets	95,118.8	95,521.4	$402.6	84,008.9	86,357.4	2,348.5

Liabilities:
Due to affiliates	(2,107.7)	(2,112.0)	(4.3)	(86.9)	(86.9)	—
Commercial paper, bank and other borrowings	(7,983.8)	(7,983.8)	—	(4,143.3)	(4,143.3)	—
Senior and senior subordinated debt	(74,597.6)	(75,607.4)	(1,009.8)	(70,275.6)	(71,952.4)	(1,676.8)
Insurance policy and claim reserves	(1,127.0)	(1,123.7)	3.3	(890.9)	(1,212.3)	(321.4)
Derivative financial liabilities	(101.4)	(101.4)	—	(90.6)	(90.6)	—

Total liabilities	(85,917.5)	(86,928.3)	(1,010.8)	(75,487.3)	(77,485.5)	(1,998.2)

Total	$9,201.3	$8,593.1	$(608.2)	$8,521.6	$8,871.9	$350.3

      Cash: Carrying value approximates fair value due to cash’s liquid nature.

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

      Due to Affiliates: The estimated fair value of our fixed rate debt instruments was determined using either quoted market prices or by discounting future expected cash flows at interest rates offered for similar types of debt instruments. Carrying value is typically used to estimate the fair value of floating rate debt.

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

      Insurance Policy and Claim Reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates at December 31, 2003 and 2002. The fair value of other insurance reserves is not required to be determined in accordance with FAS No. 107.

      Derivative Financial Assets and Liabilities: All derivative financial assets and liabilities, which exclude amounts received from or paid to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using accepted and established valuation methods (including input from independent third parties) which consider the terms of the contracts and market expectations on the valuation date for forward interest rates (for interest rate contracts) or forward foreign currency exchange rates (for foreign exchange contracts). We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 11, “Derivative Financial Instruments and Concentrations of Credit Risk,” for additional discussion of the nature of these items.

13.	Leases

      We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $95.7 million in the period March 29 through December 31, 2003, $31.5 million in the period January 1 through March 28, 2003, $116.8 million in 2002 and $107.7 million in 2001.

      We have a lease obligation on a former office complex which has been subleased through 2010, the end of the lease period. The sublessee has assumed our future rental obligations on this lease.

      Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31	Payments	Income	Net

	(In millions)
2004	$149.7	$22.7	$127.0
2005	116.3	22.1	94.2
2006	106.1	21.8	84.3
2007	76.3	21.8	54.5
2008	62.9	21.8	41.1
Thereafter	165.2	32.6	132.6

Net minimum lease commitments	$676.5	$142.8	$533.7

14.	Employee Benefit Plans

      Defined Benefit Plans. Substantially all of our employees are covered by defined benefit pension plans which are sponsored by Household. At December 31, 2003, plan assets included an investment in 177,624 HSBC American depositary shares with a fair value of $14.0 million.

      The fair value of Household’s pension plan assets exceeded the projected benefit obligations by $53.2 million at December 31, 2003 and $9.9 million at December 31, 2002. The assumptions used in determining the benefit obligation of Household’s domestic defined benefit plans at December 31 were as follows:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.5%
Salary increase assumption	3.75	4.0	4.0

      Postretirement Plans Other Than Pensions. We participate in Household’s plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans are funded on a pay-as-you-go basis and cover substantially all employees who meet certain age and vested service requirements. Household has instituted dollar limits on its payments under the plans to control the cost of future medical benefits.

      Household recognizes the expected postretirement costs on an accrual basis, similar to pension accounting. The expected cost of postretirement benefits is required to be recognized over the employees’ years of service with the company instead of the period in which the benefits are paid. While no separate actuarial valuation has been made for our participation in Household’s plans for postretirement medical, dental and life benefits, our share of the liability and expense has been estimated. Household’s accumulated postretirement benefit obligation was $251.8 million at December 31, 2003 and $243.6 million at December 31, 2002. Our estimated share of Household’s accrued postretirement benefit obligation was $234.8 million at December 31, 2003 and $157.7 million at December 31, 2002. In addition, our estimated share of postretirement benefit expense recognized was $14.5 million in 2003, $12.8 million in 2002 and $14.5 million in 2001.

      Household’s accumulated postretirement benefit obligation was determined using the following assumptions:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.5%
Salary increase assumption	3.75	4.0	4.0

      A 12.8 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2003. This rate of increase is assumed to decline gradually to 5.6 percent in 2013.

      Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) Household’s service and interest costs and the postretirement benefit obligation as follows:

	1 Percent	1 Percent
	Increase	Decrease

	(In millions)
Effect on total of service and interest cost components	$.5	$(.4)
Effect on postretirement benefit obligation	11.0	(9.6)

      In December 2003, President Bush signed into law a new Medicare bill that provides prescription drug coverage to Medicare-eligible retirees. In its present form, our retiree medical plans provide prescription drugs to certain Medicare-eligible retirees. The results contained in these financial statements do not anticipate any changes to our retiree medical plans in light of the expected Medicare legislation. We are currently studying the impact of the new legislation and the resulting impact, if any, on our financial statements. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, may require us to change previously reported information.

      Supplemental Retirement Plan. Household also sponsors a non-qualified supplemental retirement plan. This plan, which is unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan based on average earnings, years of service and age at retirement.

      Defined Contribution Plans. We also participate in various 401(k) savings plans and profit sharing plans for employees meeting certain eligibility requirements. Under the Household plan, each participant’s contribution is matched by the company up to a maximum of 6 percent of the participant’s compensation. Prior to the merger with HSBC, company contributions were in the form of Household common stock. Subsequent to the merger, company contributions are in the form of cash. Our expense for these plans was $42.0 million in the period March 29 through December 31, 2003, $18.8 million in the period January 1 through March 28, 2003, $55.0 million in 2002 and $46.5 million in 2001.

      Stock Compensation Plans Our eligible employees may participate in various stock compensation plans which are currently sponsored by HSBC and were sponsored by Household prior to the merger.

      The HSBC Sharesave Contribution Plan (the “HSBC Sharesave Plan”), which replaced the former Household employee stock purchase plan, allows eligible employees to enter into savings contracts to save up to approximately $400 per month, with the option to use the savings to acquire shares. There are currently two types of plans offered which allow the participant to select saving contracts of either a 3 or 5 year length. The options are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted in 2003. Prior to the merger, Household also maintained an Employee Stock Purchase Plan (the “ESPP”). The ESPP provided a means for employees to purchase shares of Household’s common stock at 85 percent of the lesser of its market price at the beginning or end of a one-year subscription period. The ESPP was terminated on March 7, 2003.

      The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, is a long-term incentive compensation plan available to certain HFC employees. Grants are usually made each year. Options granted to HFC employees in 2003 will vest 75 percent in year 3 with the remaining 25 percent vesting in year 4 and expire 10 years from the date of grant. Options are granted at market value. Beginning in 2004, options granted under the Group Share Option Plan will be exercisable between the third and tenth anniversaries of the date of grant subject to vesting conditions. Prior to the merger with HSBC, certain Household employees were eligible to participate in Household’s stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of the merger with HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plans subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control.

      Subsequent to the merger, key employees are also provided awards in the form of restricted shares (“RSRs”) under HSBC’s Restricted Share Plan. Awards to HFC employees in 2003 generally vest over a 3 or 5 year period and do not require the achievement of performance targets. Beginning in 2004, awards granted under HSBC’s Restricted Share Plan will vest over five years and may require the achievement of certain performance targets. Prior to the merger, Household’s executive compensation plans also provided for issuance of RSRs which entitled an employee to receive a stated number of shares of Household common stock if the employee satisfied the conditions set by the Compensation Committee for the award. Upon completion of the merger with HSBC, all RSRs granted under the former Household plan prior to November 2002 vested and became outstanding shares of HSBC. RSRs granted under the former Household plan subsequent to October 2002 were converted into rights to receive HSBC ordinary shares. Upon vesting, the employee can elect to receive either HSBC ordinary shares or ADRs.

15.	Income Taxes

      Total income taxes were allocated as follows:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Provision for income taxes related to operations	$767.1	$240.6	$850.0	$949.8
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on investments and interest-only strip receivables, net	96.6	(16.5)	60.4	92.1
Unrealized gains (losses) on cash flow hedging instruments	47.8	63.4	(23.3)	(360.7)

Total	$911.5	$287.5	$887.1	$681.2

      Provisions for income taxes related to operations were:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
Current:
United States	$853.6	$102.7	$1,010.9	$927.2
Foreign	3.7	.6	2.9	2.9

Total current	857.3	103.3	1,013.8	930.1
Deferred — United States	(90.2)	137.3	(163.8)	19.7

Total income taxes	$767.1	$240.6	$850.0	$949.8

      Income before income taxes were:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
United States	$2,205.9	$699.5	$2,479.2	$2,669.3
Foreign	10.6	1.8	7.3	8.4

Total income before income taxes	$2,216.5	$701.3	$2,486.5	$2,677.7

      All components of deferred income tax provision are attributable to income from operations.

      Effective tax rates are analyzed as follows:

	March 29	January 1	Year Ended
	through	through	December 31
	December 31,	March 28,
	2003	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	1.6	1.6	2.5	2.8
Tax credits	(2.8)	(3.1)	(3.4)	(2.8)
Other	.8	.8	.1	.5

Effective tax rate	34.6%	34.3%	34.2%	35.5%

      Provision for U.S. income taxes had not been made at December 31, 2003 on $80.1 million of undistributed earnings of life insurance subsidiaries accumulated as policyholders’ surplus under tax laws in effect prior to 1984. If this amount was distributed, the additional income tax payable would be approximately $28 million.

      Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31

	2003	2002

	(In millions)
Deferred Tax Assets
Credit loss reserves	$1,985.0	$1,607.9
Debt	550.1	—
Market value adjustments	—	226.0
Settlement charge and related expenses	14.1	186.6
Other	491.5	431.6

Total deferred tax assets	$3,040.7	$2,452.1

Deferred Tax Liabilities
Receivables sold	$1,108.6	$1,016.4
Intangibles	813.5	—
Fee income	449.7	408.2
Receivables	373.1	—
Leveraged lease transactions, net	191.8	372.5
Deferred loan origination costs	87.8	223.8
Market value adjustments	27.3	—
Other	186.8	217.6

Total deferred tax liabilities	$3,238.6	$2,238.5

Net deferred tax asset (liability)	$(197.9)	$213.6

16.	Transactions with Affiliates

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

      In addition to funding received from HSBC and its subsidiaries, we periodically advance funds to Household and affiliates or receive amounts in excess of current requirements. Interest rates (both the underlying benchmark rate and credit spreads) on these advances are comparable to rates for third party debt with similar maturities. The maturities of HSBC debt, however, were generally shorter than those we would have issued to third parties. In early 2004 we received regulatory approval to extend the maturities of future debt issuances to a HSBC subsidiary, which will replace shorter-term affiliate funding issued in 2003. Amounts due to (from) affiliates consisted of the following:

	At December 31

	2003	2002

	(In millions)
HSBC and subsidiaries	$3,911.0	—
Parent company and other subsidiaries	(1,281.7)	$(159.2)
Household Global Funding, Inc.	(527.6)	264.9
Household Bank, f.s.b.	—	(18.8)

Due to affiliates	$2,101.7	$86.9

      Interest expense on amounts due (to) from affiliates was as follows:

	March 29	January 1	Year Ended
	through	through	December 31,
	December 31,	March 28,
	2003	2003	2002	2001

	(In millions)
HSBC and subsidiaries	$30.1	—	—	—
Parent company and other subsidiaries	(11.9)	$(1.2)	$(11.6)	$(5.5)
Household Global Funding, Inc.	1.9	3.4	(1.4)	(17.3)
Household Bank, f.s.b.	—	—	25.4	171.4

Net interest income (expense) on amounts due (to) from affiliates	$20.1	$2.2	$12.4	$148.6

      Transactions with HSBC and subsidiaries During 2003, we implemented a $2.5 billion revolving credit facility with HSBC, none of which has been drawn.

      During the third quarter of 2003, we began utilizing an affiliate, HSBC Bank USA, as the primary provider of new derivative products. At December 31, 2003, we had derivative contracts with a notional value of approximately $39.4 billion outstanding with this affiliate. Going forward, it is expected that most of our existing third party derivative contracts will be assigned to HSBC Bank USA making them our primary counterparty in derivative transactions.

      On December 31, 2003, we sold $2.8 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA. We recorded a pre-tax gain of $16.0 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from correspondents.

      During the period March 29 through December 31, 2003, we paid $26.8 million for various fees and services, primarily related to funding, to subsidiaries of HSBC. Included in this total were loan commitment fees, debt issuance costs, and fees for banking services. Fees paid to HSBC subsidiaries are consistent with amounts which would be paid to third parties. In many cases, these fees were based on third-party market quotes.

      During the fourth quarter of 2003, we reached an agreement with HSBC Bank USA whereby risk associated with HSBC Bank USA’s credit life and disability insurance policies was transferred to us. Also during the fourth quarter of 2003, our credit card services business entered into a credit card servicing and processing agreement and our auto finance business entered into a loan origination and servicing agreement with subsidiaries of HSBC. Fees received pursuant to such agreements were not significant.

      Transactions with parent company Household designated us, under a written contractual arrangement, as the issuer of new GM Card® accounts. In effect, Household licensed to us the GM Card® account relationships and GM’s obligation to administer its rebate program in an arrangement similar to an operating lease. License fees are paid monthly to Household based on the number of GM Card® account relationships. License fee expense is included in other operating expenses and was $35.1 million in the period March 29 through December 31, 2003, $11.7 million in the period January 1 through March 28, 2003, $47.9 million in 2002 and $52.2 million in 2001.

      We were allocated costs incurred on our behalf by Household for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other operating expenses and totaled approximately $26.8 million in the period March 29 through December 31, 2003, $12.5 million in the period January 1 through March 28, 2003, $42.2 million in 2002 and $64.8 million in 2001.

      Transactions with Household Global Funding, Inc. At December 31, 2003, we guaranteed $2.4 billion of our United Kingdom affiliate’s debt and $1.8 billion of our Canadian affiliate’s debt. We receive a fee for providing these guarantees.

      Transactions with Household Bank, f.s.b. Prior to July 1, 2002, our wholly owned bank subsidiary periodically bought and sold federal funds with Household Bank, f.s.b. (the “Thrift”). Sales to the Thrift were included in investment securities while purchases were included in commercial paper, bank and other borrowings. Net interest income on these sales totaled $.7 million in 2002 and $17.4 million in 2001.

      Historically, we had purchased receivables, at fair market value, under various agreements with the Thrift. During the fourth quarter of 2002, in conjunction with their efforts to make the most efficient use of capital and in recognition that the continued operation of the Thrift was not in their long-term strategic interest, Household completed the sale of substantially all of the assets and deposits of the Thrift. Our purchases from the Thrift in 2002 were as follows:

Year Ended
December 31,
2002

(In millions)
Delinquent receivables	$68.8
Receivables purchased in conjunction with disposition of Thrift assets	1,065.5
Other receivable purchases	1,966.4

Total	$3,100.7

      Prior to March 1, 2002, we also purchased real estate secured and personal non-credit card receivables at various stages of contractual delinquency from the Thrift. Delinquent loan purchases totaled $68.8 million in 2002. We also purchased $2.0 billion of non-delinquent real estate secured, auto and personal non-credit card receivables from the Thrift in 2002. A portion of the auto and personal non-credit card receivables were subsequently securitized.

      Under the terms of a former agreement between the Thrift and Household Tax Masters, Inc. (“Tax Masters”), a wholly owned subsidiary of HFC, the Thrift originated tax refund anticipation products for qualifying individuals who anticipated a tax refund. Tax Masters purchased the refund anticipation products from the Thrift within two days of originating the account. During 2002, we paid $42.2 million in fees on approximately 7.0 million accounts purchased.

      HFC and Household Credit Services, Inc., a wholly owned subsidiary of HFC, also had a market rate agreement with the Thrift for services such as underwriting, data processing, item processing, check clearing, bank operations, accounts payable and payroll processing. Fees received for these services totaled $160.9 million in 2002 and $68.1 million in 2001.

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

17. C	ommitments And Contingent Liabilities

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

      At December 31, 2003, our mortgage services business had commitments with numerous correspondents to purchase up to $1.8 billion of real estate secured receivables at fair market value, subject to availability based on underwriting guidelines specified by our mortgage services business and at prices indexed to underlying market rates. These commitments have terms of up to one year and can be renewed upon mutual agreement.

      See Note 13 for discussion of lease commitments.

18.     Attorney General Settlement

      On October 11, 2002, Household reached a preliminary agreement with a multi-state working group of state attorneys general and regulatory agencies to effect a nationwide resolution of alleged violations of federal and/or state consumer protection, consumer financing and banking laws and regulations with respect to secured real estate lending from HFC and Beneficial Corporation and their subsidiaries conducting retail branch consumer lending operations. This preliminary agreement, and related subsequent consent decrees and similar documentation entered into with each of the 50 states and the District of Columbia, are referred to collectively as the “Multi-State Settlement Agreement”, which became effective on December 16, 2002. Pursuant to the Multi-State Settlement Agreement, we funded a $484 million settlement fund that was divided among the states (and the District of Columbia), with each state receiving a proportionate share of the funds based upon the volume of the retail branch originated real estate secured loans we made in that state during the period of January 1, 1999 to September 30, 2002. No fines, penalties or punitive damages were assessed by the states pursuant to the Multi-State Settlement Agreement.

      In August 2003, notices of a claims procedure were distributed to holders of approximately 591,000 accounts identified as having potential claims. As of February 1, 2004, approximately 80% of customers had accepted funds in settlement and had executed a release of all civil claims against us relating to the specified consumer lending practices. The bulk of the checks were mailed in December 2003. Each state has agreed that the settlement resolves all current civil investigations and proceedings by the attorneys general and state lending regulators relating to the lending practices at issue.

      We recorded a pre-tax charge of $525.0 million ($333.2 million after-tax) during the third quarter of 2002 related to the Multi-State Settlement Agreement. The charge reflects the costs of this settlement agreement and related matters and has been reflected in the statement of income in total costs and expenses.

19.     Segment Reporting

      We have one reportable segment, Consumer, which is managed separately and characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment includes our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Our Consumer segment provides real estate secured, auto finance, MasterCard and Visa, private label and personal non-credit card loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, correspondents, direct mail, telemarketing, independent merchants or automobile dealers. MasterCard and Visa credit card loans are also offered via strategic affinity relationships. We also cross sell our credit cards to existing real estate secured, private label and Refund Anticipation Loan (“RAL”) customers. All businesses offer products and service customers through the Internet. Additionally, we may purchase loans of a similar nature from other lenders. The All Other caption includes our insurance and tax services, direct lending and commercial businesses, as well as our corporate and treasury activities, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standards No. 131 for determining reportable segments.

      The accounting policies for our Consumer segment are described in the summary of significant accounting policies. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. We evaluate performance and allocate resources based on income from operations after income taxes and returns on equity and managed assets.

      We allocate resources and provide information to management for decision making on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to our reported financial information in our consolidated financial statements. This adjustment reclassifies net interest margin, fee income and loss provision into securitization revenue.

      Income statement information included in the table for the year ended December 31, 2003 combines January 1 through March 28 2003 (the “predecessor period”) and March 29 to December 31, 2003 (the “successor period”) in order to present “combined” financial results for the year. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the year ended December 31, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to prior periods.

Reportable Segments — Managed Basis

						Managed
				Adjustments/		Basis			Owned Basis
		All		Reconciling		Consolidated	Securitization		Consolidated
	Consumer	Other	Totals	Items		Totals	Adjustments		Totals

	(In millions)
For the Year Ended December 31, 2003
Net interest margin	$9,365.1	$505.2	$9,870.3	—		$9,870.3	$(2,710.5	)(6)	$7,159.8
Fee income	1,798.2	7.6	1,805.8	—		1,805.8	(715.2	)(6)	1,090.6
Other revenues, excluding fee income	713.4	752.2	1,465.6	$(147.2	)(2)	1,318.4	1,248.3	(6)	2,566.7
Intersegment revenues	137.3	9.9	147.2	(147.2	)(2)	—	—		—
Provision for credit losses	5,872.8	3.4	5,876.2	6.8	(3)	5,883.0	(2,177.4	)(6)	3,705.6
Depreciation and amortization	67.9	294.2	362.1	—		362.1	—		362.1
Income tax expense (benefit)	922.9	140.5	1,063.4	(55.7	)(4)	1,007.7	—		1,007.7
Net income	1,570.8	437.6	2,008.4	(98.3)		1,910.1	—		1,910.1
Receivables	106,566.0	916.4	107,482.4	—		107,482.4	(25,078.2	)(7)	82,404.2
Assets	112,181.3	23,948.1	136,129.4	(8,091.3	)(5)	128,038.1	(25,078.2	)(7)	102,959.9
Expenditures for long- lived assets(1)	33.5	82.8	116.3	—		116.3	—		116.3

For the Year Ended December 31, 2002
Net interest margin	$8,533.4	$159.6	$8,693.0	—		$8,693.0	$(2,522.4	)(6)	$6,170.6
Fee income	1,532.1	6.1	1,538.2	—		1,538.2	(669.4	)(6)	868.8
Other revenues, excluding fee income	1,061.9	858.1	1,920.0	$(181.5	)(2)	1,738.5	1,353.0	(6)	3,091.5
Intersegment revenues	179.3	2.2	181.5	(181.5	)(2)	—	—		—
Provision for credit losses	5,238.4	81.5	5,319.9	(17.4	)(3)	5,302.5	(1,838.8	)(6)	3,463.7
Depreciation and amortization	79.8	113.5	193.3	—		193.3	—		193.3
Income tax expense (benefit)	840.8	69.2	910.0	(60.0	)(4)	850.0	—		850.0
Settlement charge and related expenses	525.0	—	525.0	—		525.0	—		525.0
Net income	1,380.1	360.6	1,740.7	(104.2)		1,636.5	—		1,636.5
Operating net income(8)	1,713.3	360.6	2,073.9	(104.2)		1,969.7	—		1,969.7
Receivables	97,421.7	1,210.2	98,631.9	—		98,631.9	(23,422.2	)(7)	75,209.7
Assets	103,563.2	16,424.8	119,988.0	(8,192.9	)(5)	111,795.1	(23,422.2	)(7)	88,372.9
Expenditures for long- lived assets(1)	31.1	95.7	126.8	—		126.8	—		126.8

For the Year Ended December 31, 2001
Net interest margin	$7,088.4	$102.2	$7,190.6	—		$7,190.6	$(1,944.1	)(6)	$5,246.5
Fee income	1,459.8	6.7	1,466.5	—		1,466.5	(638.8	)(6)	827.7
Other revenues, excluding fee income	510.9	788.1	1,299.0	$(230.3	)(2)	1,068.7	1,519.8	(6)	2,588.5
Intersegment revenues	228.6	1.7	230.3	(230.3	)(2)	—	—		—
Provision for credit losses	3,639.2	25.3	3,664.5	5.0	(3)	3,669.5	(1,063.1	)(6)	2,606.4
Depreciation and amortization	181.5	106.6	288.1	—		288.1	—		288.1
Income tax expense (benefit)	972.6	63.4	1,036.0	(86.2	)(4)	949.8	—		949.8
Net income	1,533.8	343.2	1,877.0	(149.1)		1,727.9	—		1,727.9
Receivables	86,552.5	548.4	87,100.9	—		87,100.9	(19,759.3	)(7)	67,341.6
Assets	90,109.1	12,512.7	102,621.8	(8,333.0	)(5)	94,288.8	(19,759.3	)(7)	74,529.5
Expenditures for long- lived assets(1)	20.0	115.7	135.7	—		135.7	—		135.7

(1)	Includes goodwill associated with purchase business combinations other than the HSBC merger and capital expenditures.
(2)	Eliminates intersegment revenues.
(3)	Eliminates bad debt recovery sales and reclassifies loss reserves between operating segments.
(4)	Tax benefit associated with items comprising adjustments/ reconciling items.
(5)	Eliminates investments in subsidiaries and intercompany borrowings.
(6)	Reclassifies net interest margin, fee income and loss provisions relating to securitized receivables to other revenues.
(7)	Represents receivables serviced with limited recourse.
(8)	Net income excluding settlement charge and related expenses of $333.2 million (after-tax). This is a non-GAAP financial measure which is presented for comparison of our operating trends only.

Managed Receivables

      The following summarizes our managed receivables, which includes both our owned receivables and receivables serviced with limited recourse:

	At December 31

	2003	2002	2001

	(In millions)
Real estate secured	$49,173.4	$44,508.4	$38,060.2
Auto finance	8,796.3	7,446.7	6,358.8
MasterCard/Visa	18,783.4	16,872.7	16,009.5
Private label	14,993.7	12,942.3	11,997.9
Personal non-credit card	15,338.9	16,404.6	14,232.0
Commercial and other	396.7	457.2	442.5

Managed receivables	$107,482.4	$98,631.9	$87,100.9

Geographic Data

      Identifiable assets, long-lived assets, revenues and income before income taxes in our Canadian insurance operations are not material.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Household Finance Corporation:

      We have audited the accompanying consolidated balance sheets of Household Finance Corporation (a Delaware corporation), a wholly-owned subsidiary of Household International, Inc., and subsidiaries as of December 31, 2003 (successor basis) and December 31, 2002 (predecessor basis) and the related consolidated statements of income, changes in common shareholder’s equity, and cash flows for the period January 1, 2003 through March 28, 2003 (predecessor basis), for the period March 29, 2003 through December 31, 2003 (successor basis), and for each of the years in the two-year period ended December 31, 2002 (predecessor basis). These consolidated financial statements are the responsibility of Household Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Household Finance Corporation and subsidiaries as of December 31, 2003 (successor basis), and the results of their operations and their cash flows for the period March 29, 2003 through December 31, 2003 (successor basis), in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Household Finance Corporation and subsidiaries as of December 31, 2002 (predecessor basis), and the results of their operations and their cash flows for the period January 1, 2003 through March 28, 2003 (predecessor basis) and for each of the years in the two-year period ended December 31, 2002 (predecessor basis), in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, effective March 28, 2003, HSBC Holdings plc acquired all of the outstanding stock of Household International, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Chicago, Illinois

March 1, 2004

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three	Three	Three
	months	months	months	March 29	January 1		Three months		Three months
	ended	ended	ended	through	through	Three months	ended	Three months	ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	March 28,	ended	Sept. 30,	ended	Mar. 31,
	2003	2003	2003	2003	2003	Dec. 31, 2002	2002	Jun. 30, 2002	2002

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In millions)
Finance and other interest income	$2,390.5	$2,357.1	$2,296.2	$67.7	$2,266.9	$2,359.7	$2,399.7	$2,272.6	$2,183.0
Interest expense	506.9	455.5	457.5	14.1	784.6	758.1	792.9	767.4	726.0

Net interest margin	1,883.6	1,901.6	1,838.7	53.6	1,482.3	1,601.6	1,606.8	1,505.2	1,457.0
Provision for credit losses on owned receivables	851.4	922.5	979.5	31.5	920.7	955.5	901.0	773.1	834.1

Net interest margin after provision for credit losses	1,032.2	979.1	859.2	22.1	561.6	646.1	705.8	732.1	622.9

Securitization revenue	328.7	373.5	273.1	8.2	413.2	549.5	505.7	465.3	490.5
Insurance revenue	120.7	128.3	124.5	4.0	118.8	129.4	131.2	135.7	130.1
Investment income	39.9	34.0	31.5	1.2	75.8	40.1	43.5	41.6	41.9
Fee income	293.4	279.4	239.1	8.1	270.6	261.4	244.0	177.4	186.0
Other income	99.4	33.1	122.6	4.6	231.6	44.5	125.7	58.3	158.5

Total other revenues	882.1	848.3	790.8	26.1	1,110.0	1,024.9	1,050.1	878.3	1,007.0

Salaries and fringe benefits	420.4	409.9	404.4	12.7	378.1	369.5	373.0	379.2	369.3
Sales incentives	59.8	72.1	78.5	1.3	34.8	71.1	57.3	64.1	51.7
Occupancy and equipment expenses	79.8	75.5	80.3	2.7	77.9	73.8	74.6	74.7	74.0
Other marketing expenses	141.4	130.9	130.2	4.4	127.5	113.1	126.0	123.9	128.0
Other servicing and administrative expenses	223.6	228.5	220.6	7.4	268.6	216.7	196.6	155.5	200.6
Amortization of acquired intangibles and goodwill	73.7	74.2	72.2	1.8	12.3	12.7	12.7	12.6	19.8
Policyholders’ benefits	63.7	72.6	78.5	2.3	71.1	73.0	85.6	72.8	73.8
Settlement charge and related expenses	—	—	—	—	—	—	525.0	—	—

Total costs and expenses	1,062.4	1,063.7	1,064.7	32.6	970.3	929.9	1,450.8	882.8	917.2

Income before income taxes	851.9	763.7	585.3	15.6	701.3	741.1	305.1	727.6	712.7
Income taxes	298.3	262.7	200.6	5.5	240.6	259.1	98.4	251.7	240.8

Net income	$553.6	$501.0	$384.7	$10.1	$460.7	$482.0	$206.7	$475.9	$471.9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Omitted.

Item 11.	Executive Compensation.

      Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Matters.

      Omitted.

Item 13.	Certain Relationships and Related Transactions.

      Omitted.

Item 14.	Principal Accountant Fees and Services.

      As described below, Household’s audit committee pre-approves fees paid to, and services performed by, external auditors for Household and its subsidiaries, including HFC. The aggregate fees described below are for professional services provided by KPMG LLP, principal accountants for Household and its subsidiaries, during the fiscal years ended December 31, 2003 and 2002, a significant but unallocated portion of which are attributable to services related to HFC.

      Audit Fees The aggregate amount billed by KPMG LLP for audit services performed for Household and its subsidiaries during the fiscal years ended December 31, 2003 and 2002, was $5,587,000 and $4,479,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits and the preparation of comfort letters, consents and review of registration statements.

      Audit Related Fees The aggregate amount billed by KPMG LLP in connection with audit related services performed for Household and its subsidiaries during the fiscal years ended December 31, 2003 and 2002, was $1,250,000 and $1,406,000, respectively. Audit related services include employee benefit plan audits, due diligence assistance, internal control review assistance and audit or attestation services not required by statute or regulation.

      Tax Fees Total fees billed by KPMG LLP for tax related services for Household and its subsidiaries during the fiscal years ended December 31, 2003 and 2002, were $779,000 and $540,000, respectively. These services include tax related research and general tax services in connection with transactions and legislation.

      All Other Other than those fees described above, there were no other fees billed for services performed by KPMG LLP for Household and its subsidiaries during the fiscal years ended December 31, 2003 and December 31, 2002.

      All of the fees described above were approved by Household’s audit committee.

      Audit Committee Pre-Approval Policies and Procedures Household’s audit committee pre-approves the audit and non-audit services performed by KPMG LLP for Household and its subsidiaries, including HFC, in order to assure that the provision of such services does not impair KPMG LLP’s independence. Unless a type of service to be provided by KPMG LLP has received general pre-approval, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approval cost levels will require specific pre-approval by the audit committee.

      The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. The audit committee will periodically revise the list of pre-approved services, based on subsequent determinations, and has delegated pre-approval authority to the Chairman and Vice Chairman of the audit committee. In the event the Chairman or Vice Chairman exercise such delegated authority, they shall report such pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 1, 2004 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Household Finance Corporation and Subsidiaries:
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Common Shareholder’s Equity
Notes to Consolidated Financial Statements
Independent Auditors’ Report
Selected Quarterly Financial Data (Unaudited)

     (b) Reports on Form 8-K.

For the three months ended December 31, 2003, HFC filed a Current Report on Form 8-K on November 23, 2003.

      (c) Exhibits.

3(i)	Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
3(ii)	Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4(a)	Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854 filed on June 26, 1992).
4(b)	Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-55561 filed on September 20, 1994).
4(c)	The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
23	Consent of KPMG LLP, Certified Public Accountants.
24	Power of Attorney (included on page 118 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratings of Household Finance Corporation and its significant subsidiaries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Household Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 1st day of March, 2004.

HOUSEHOLD FINANCE CORPORATION

By:	/s/ W.F. ALDINGER

W.F. Aldinger
Chief Executive Officer

      Each person whose signature appears below constitutes and appoints P.D. Schwartz, as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or their substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Household Finance Corporation and in the capacities indicated on the 1st day of March, 2004.

Signature	Title

/s/ W. F. ALDINGER (W. F. Aldinger)	Chief Executive Officer, Director

/s/ D. A. SCHOENHOLZ (D. A. Schoenholz)	Director, Chairman

/s/ J.A. VOZAR (J.A. Vozar)	Director

/s/ T.M. DETELICH (T.M. Detelich)	Director

/s/ S.C. PENNEY (S.C. Penney)	Chief Financial Officer (as Principal Financial Officer)

/s/ S.L. MCDONALD (S.L. McDonald)	Executive Vice President, Chief Accounting Officer and Controller (as Principal Accounting Officer)

EXHIBIT INDEX

3	(i)	Restated Certificate of Incorporation of Household Finance Corporation, as amended (incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
3	(ii)	Bylaws of Household Finance Corporation (incorporated by reference to Exhibit 3(ii) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	(a)	Standard Multiple-Series Indenture Provisions for Senior Debt Securities dated as of June 1, 1992 (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-48854 filed on June 26, 1992).
4	(b)	Indenture dated as of December 1, 1993 for Senior Debt Securities between HFC and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of our Registration Statement on Form S-3, No. 33-55561 filed on September 20, 1994).
4	(c)	The principal amount of debt outstanding under each other instrument defining the rights of holders of our long-term debt does not exceed 10 percent of our total assets on a consolidated basis. We agree to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term debt.
12		Statement of Computation of Ratio of Earnings to Fixed Charges.
23		Consent of KPMG LLP, Certified Public Accountants.
24		Power of Attorney (included on page 118 of this Form 10-K).
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Ratings of Household Finance Corporation and its significant subsidiaries.