Form 10-Q
period 2004-03-31
HOUSEHOLD FINANCE CORP
filed 2004-05-17
CIK 48681

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-8198

HOUSEHOLD FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-1239445
(State of Incorporation)	(I.R.S. Employer Identification No.)

2700 Sanders Road, Prospect Heights, Illinois	60070
(Address of principal executive offices)	(Zip Code)

(847) 564-5000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2004, there were 1,000 shares of the registrant’s common stock outstanding, all of which were owned by Household International, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31, 2004	March 29 through March 31, 2003	January 1 through March 28, 2003
(In millions)	(Successor)	(Successor)	(Predecessor)
Finance and other interest income	$2,285.1	$67.7	$2,266.9
Interest expense	510.7	14.1	784.6

Net interest margin	1,774.4	53.6	1,482.3
Provision for credit losses on owned receivables	849.0	31.5	920.7

Net interest margin after provision for credit losses	925.4	22.1	561.6

Securitization revenue	338.8	8.2	413.2
Insurance revenue	127.1	4.0	118.8
Investment income	36.4	1.2	75.8
Fee income	247.8	8.1	262.1
Other income	314.7	4.6	240.1

Total other revenues	1,064.8	26.1	1,110.0

Salaries and fringe benefits	375.7	12.7	378.1
Sales incentives	70.3	1.3	34.8
Occupancy and equipment expenses	60.4	2.7	77.9
Other marketing expenses	124.8	4.4	127.5
Other servicing and administrative expenses	172.5	7.4	268.6
Support services from affiliates	164.3	—	—
Amortization of acquired intangibles	106.2	1.8	12.3
Policyholders’ benefits	78.0	2.3	71.1

Total costs and expenses	1,152.2	32.6	970.3

Income before income taxes	838.0	15.6	701.3
Income taxes	285.8	5.5	240.6

Net income	$552.2	$10.1	$460.7

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
(In millions, except share data)	(Unaudited)
	(Successor)	(Successor)
Assets
Cash	$140.1	$395.0
Investment securities	6,166.9	10,545.0
Receivables, net	82,056.0	81,239.1
Acquired intangibles, net	2,521.1	2,627.3
Goodwill	2,315.0	2,107.7
Properties and equipment, net	372.5	391.6
Real estate owned	652.5	626.6
Derivative financial assets	3,098.1	2,939.7
Due from affiliates	698.9	—
Other assets	2,215.4	2,087.9

Total assets	$100,236.5	$102,959.9

Liabilities and Shareholder’s Equity
Debt:
Due to affiliates	—	$2,101.7
Commercial paper, bank and other borrowings	$8,127.8	7,983.8
Senior and senior subordinated debt (with original maturities over one year)	72,921.3	74,597.6

Total debt	81,049.1	84,683.1
Insurance policy and claim reserves	1,122.9	1,127.0
Derivative related liabilities	480.4	549.7
Other liabilities	3,320.6	2,872.6

Total liabilities	85,973.0	89,232.4
Common shareholder’s equity:
Common stock ($1.00 par value, 1,000 shares authorized, issued and outstanding) and additional paid-in capital	12,016.1	12,016.1
Retained earnings	2,001.6	1,449.4
Accumulated other comprehensive income	245.8	262.0

Total common shareholder’s equity	14,263.5	13,727.5

Total liabilities and shareholder’s equity	$100,236.5	$102,959.9

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Three months ended March 31, 2004	March 29 through March 31, 2003	January 1 through March 28, 2003
(In millions)
Common stock and additional paid-in capital
Balance at beginning of period	$12,016.1	$12,016.1	$3,790.8
Effect of push-down accounting of HSBC’s purchase price on net assets	—	—	8,225.3

Balance at end of period (successor)	$12,016.1	$12,016.1	$12,016.1

Retained earnings
Balance at beginning of period	$1,449.4	—	$6,642.4
Net income	552.2	$10.1	460.7
Effect of push-down accounting of HSBC’s purchase price on net assets	—	—	(7,103.1)

Balance at end of period (successor)	$2,001.6	$10.1	$—

Accumulated other comprehensive income
Balance at beginning of period	$262.0	—	$(391.7)
Other comprehensive income, net of tax:
Net gains (losses) on cash flow hedging instruments	(58.4)	$41.9	110.6
Net unrealized gains (losses) on investments and interest-only strip receivables	42.7	6.6	(30.7)
Foreign currency translation adjustments	(.5)	—	2.5

Other comprehensive income (loss), net of tax	(16.2)	48.5	82.4
Effect of push-down accounting of HSBC’s purchase price on net assets	—	—	309.3

Balance at end of period (successor)	$245.8	$48.5	$—

Total common shareholder’s equity	$14,263.5	$12,074.7	$12,016.1

Comprehensive income
Net income	$552.2	$10.1	$460.7
Other comprehensive income (loss)	(16.2)	48.5	82.4

Comprehensive income	$536.0	$58.6	$543.1

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2004	March 29 through March 31, 2003	January 1 through March 28, 2003
(In millions)	(Successor)	(Successor)	(Predecessor)
Cash Provided by Operations
Net income	$552.2	$10.1	$460.7
Adjustments to reconcile net income to net cash provided by (used in) operations:
Provision for credit losses on owned receivables	849.0	31.5	920.7
Insurance policy and claim reserves	(36.9)	2.3	65.3
Depreciation and amortization	127.8	2.0	46.1
Interest-only strip receivables, net change	108.9	5.1	32.4
Other assets	(113.6)	—	(532.3)
Other liabilities	203.4	(11.9)	178.4
Other, net	68.7	(82.2)	400.5

Cash provided by (used in) operations	1,759.5	(43.1)	1,571.8

Investments in Operations
Investment securities:
Purchased	(464.7)	—	(981.4)
Matured	438.9	—	534.5
Sold	59.3	—	768.4
Short-term investment securities, net change	4,402.4	457.8	(203.2)
Receivables:
Originations, net	(10,750.6)	(297.6)	(7,758.2)
Purchases and related premiums	(32.6)	(116.8)	(129.0)
Initial and fill-up securitizations	7,907.3	(154.2)	7,234.4
Sales to affiliates	855.6	—	—
Properties and equipment purchased	(7.6)	—	(16.0)
Properties and equipment sold	.5	—	.1

Cash increase (decrease) from investments in operations	2,408.5	(110.8)	(550.4)

Financing and Capital Transactions
Short-term debt, net change	144.0	243.2	(1,306.8)
Due to affiliates, net change	(2,800.6)	—	(627.3)
Senior and senior subordinated debt issued	927.5	—	4,232.8
Senior and senior subordinated debt retired	(2,677.1)	(53.6)	(3,566.1)
Policyholders’ benefits paid	(20.1)	(.7)	(26.8)
Cash received from policyholders	3.4	.6	.1

Cash increase (decrease) from financing and capital transactions	(4,422.9)	189.5	(1,294.1)

Increase (decrease) in cash	(254.9)	35.6	(272.7)
Cash at beginning of period	395.0	395.2	667.9

Cash at end of period	$140.1	$430.8	$395.2

Supplemental Cash Flow Information:
Interest paid	$772.5	$70.8	$754.9
Income taxes paid	104.0	—	147.7

Supplemental Noncash Financing and Capital Activities:
Push-down of purchase price by parent company	—	—	$12,016.1

See notes to interim condensed consolidated financial statements.

HOUSEHOLD FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Household Finance Corporation (“HFC”) and its subsidiaries, a wholly owned subsidiary of Household International, Inc. (“Household” or the “Parent Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HFC and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

HFC is a wholly owned subsidiary of Household which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household was acquired by a wholly owned subsidiary of HSBC on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting, which impacts comparability to our successor period.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

2.  Investment Securities

Investment securities consisted of the following available-for-sale investments:

	March 31, 2004		December 31, 2003
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$2,362.9	$2,422.5	$5,638.3	$5,649.1
U.S. government and federal agency debt securities	1,826.0	1,827.4	2,430.1	2,428.3
Time deposits	271.6	271.6	885.5	885.5
Money market funds	516.5	516.5	427.9	427.9
Non-government mortgage backed securities	316.6	319.8	371.1	371.4
Marketable equity securities	.1	.1	13.6	17.5
Other	760.3	769.5	724.7	726.1

Subtotal	6,054.0	6,127.4	10,491.2	10,505.8
Accrued investment income	39.5	39.5	39.2	39.2

Total investment securities	$6,093.5	$6,166.9	$10,530.4	$10,545.0

3.  Receivables

Receivables consisted of the following:

(In millions)	March 31, 2004	December 31, 2003
Real estate secured	$50,070.3	$48,979.8
Auto finance	4,938.6	4,121.5
MasterCard(1)/Visa(1)	9,170.0	9,530.3
Private label	8,880.9	9,732.4
Personal non-credit card	9,951.4	9,643.5
Commercial and other	378.9	396.7

Total owned receivables	83,390.1	82,404.2
Purchase accounting fair value adjustments	331.3	360.2
Accrued finance charges	1,249.2	1,315.6
Credit loss reserve for owned receivables	(3,486.6)	(3,542.9)
Unearned credit insurance premiums and claims reserves	(427.4)	(457.1)
Interest-only strip receivables	805.6	902.4
Amounts due and deferred from receivable sales	193.8	256.7

Total owned receivables, net	82,056.0	81,239.1
Receivables serviced with limited recourse	23,286.7	25,078.2

Total managed receivables, net	$105,342.7	$106,317.3

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $2.0 billion at March 31, 2004 and $2.2 billion at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $258.8 million at March 31, 2004 and $246.5 million at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

(In millions)	March 31, 2004	December 31, 2003
Real estate secured	$182.1	$193.6
Auto finance	4,092.7	4,674.8
MasterCard/Visa	8,803.0	9,253.1
Private label	5,261.3	5,261.3
Personal non-credit card	4,947.6	5,695.4

Total	$23,286.7	$25,078.2

The combination of receivables owned and receivables serviced with limited recourse, which comprise our managed portfolio, is shown below:

(In millions)	March 31, 2004	December 31, 2003
Real estate secured	$50,252.4	$49,173.4
Auto finance	9,031.3	8,796.3
MasterCard/Visa	17,973.0	18,783.4
Private label	14,142.2	14,993.7
Personal non-credit card	14,899.0	15,338.9
Commercial and other	378.9	396.7

Total	$106,676.8	$107,482.4

4.  Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended March 31,
(In millions)	2004	2003
Owned receivables:
Credit loss reserves at beginning of period	$3,542.9	$3,156.9
Provision for credit losses	849.0	952.2
Charge-offs	(972.7)	(878.4)
Recoveries	68.2	52.4
Other, net	(.8)	13.5

Credit loss reserves for owned receivables at March 31	3,486.6	3,296.6

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	2,246.3	1,638.3
Provision for credit losses	237.4	379.8
Charge-offs	(481.7)	(398.1)
Recoveries	25.9	18.8
Other, net	—	10.0

Credit loss reserves for receivables serviced with limited recourse at March 31	2,027.9	1,648.8

Credit loss reserves for managed receivables at March 31	$5,514.5	$4,945.4

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses of owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. If customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning and current levels of charge-offs and delinquencies.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

5.  Acquired Intangibles

Acquired intangibles consisted of the following:

(In millions)	Gross	Accumulated Amortization	Carrying Value
March 31, 2004
Purchased credit card relationships and related programs	$1,272.0	$160.7	$1,111.3
Retail services merchant relationships	270.1	54.7	215.4
Other loan related relationships	326.1	43.5	282.6
Trade names	700.0	—	700.0
Technology, customer lists and other contracts	281.0	69.2	211.8

Acquired intangibles	$2,849.2	$328.1	$2,521.1

December 31, 2003
Purchased credit card relationships and related programs	$1,272.0	$121.0	$1,151.0
Retail services merchant relationships	270.1	41.1	229.0
Other loan related relationships	326.1	33.8	292.3
Trade names	700.0	—	700.0
Technology, customer lists and other contracts	281.0	26.0	255.0

Acquired intangibles	$2,849.2	$221.9	$2,627.3

Estimated amortization expense associated with our acquired intangibles for each of the following years is as follows:

(In millions) Year ending December 31,
2004	$318.8
2005	298.1
2006	290.7
2007	273.0
2008	199.6

6.  Goodwill

In the process of finalizing our quarterly results and the purchase price allocation resulting from Household’s merger with HSBC, we determined that certain adjustments to prior fair value estimates were necessary which resulted in a net increase to goodwill in the amount of $207 million. The adjustments related principally to writing off several aged items remaining on intercompany accounts and to correcting errors noted in respect of various marketing, rent and payroll accruals that arose over several prior periods. Since we have completed the one-year anniversary of Household’s merger with HSBC, no further merger-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our merger with HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.”

7.  Income Taxes

Our effective tax rate was 34.1 percent for the quarter ended March 31, 2004 (successor), 35.3 percent for the period March 29 through March 31, 2003 (successor) and 34.3 percent for the period January 1 through March 28, 2003 (predecessor).

The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.  Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

(In millions)	March 31, 2004	December 31, 2003
Unrealized gains on cash flow hedging instruments	$30.4	$88.8
Unrealized gains on investments and interest-only strip receivables	207.2	164.5
Foreign currency translation adjustments	8.2	8.7

Accumulated other comprehensive income	$245.8	$262.0

9.  Related Party Transactions

In the normal course of business, we conduct transactions with HSBC, Household and subsidiaries of both HSBC and Household. The following summarizes significant related party transactions.

Funding and advances    Amounts due (to) from affiliates were as follows:

(In millions)	March 31, 2004	December 31, 2003
HSBC and subsidiaries	$(1,278.8)	$(3,911.0)
Parent company and other subsidiaries	1,471.8	1,281.7
Household Global Funding, Inc.	505.9	527.6

Due (to) from affiliates	$698.9	$(2,101.7)

Interest income (expense) on affiliate balances were as follows:

	Three months ended March 31,
(In millions)	2004	2003
HSBC and subsidiaries	$(11.6)	—
Parent company and other subsidiaries	5.1	$1.2
Household Global Funding, Inc.	7.4	(3.4)

Net interest income (expense) on affiliate balances	$.9	$(2.2)

This funding was at interest rates (both the underlying benchmark rate and credit spreads) comparable to third-party rates for debt with similar maturities.

Transactions with HSBC and subsidiaries    The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $47.0 billion at March 31, 2004 and $39.4 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $1.0 billion at March 31, 2004 and $.5 billion at December 31, 2003.

On March 31, 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA. We recorded a pre-tax gain of $15.3 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from correspondents. As of March 31, 2004, we were servicing $3.8 billion of real estate secured receivables for HSBC Bank USA. Servicing fee revenue totaled $2.3 million for the quarter ended March 31, 2004. We received an additional $.6 million from HSBC Bank USA during the quarter ended March 31, 2004 pursuant to a service level agreement under which we sourced, underwrote and priced $.4 billion of real estate secured receivables purchased by HSBC Bank USA. These revenues have been recorded as other income.

Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income and totaled approximately $1.0 million during the quarter ended March 31, 2004.

As part of ongoing integration efforts, HSBC has instituted certain changes to its North American organization structure. Among these initiatives was the creation of a new technology services company, HSBC Technology and Services (USA) Inc. (“HTSU”). Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by HFC prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. As a result of these changes, operating expenses relating to services provided by HTSU, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses or other servicing and administrative expenses, are now reported as support services from affiliates. Support services from affiliates for the quarter ended March 31, 2004 includes $161.7 million related to services provided by HTSU and $2.6 million for banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. HTSU also paid us $7.7 million during the current quarter for certain office space which we have rented to them, which has been recorded as a reduction of occupancy and equipment expenses. In addition, $3.2 million of revenue was received from HTSU for administrative costs and has been recorded as other income during the current quarter.

During the fourth quarter of 2003, we reached an agreement with HSBC Bank USA whereby risk associated with HSBC Bank USA’s credit life and disability insurance policies was transferred to us. This transaction did not have a significant impact on our results.

Transactions with parent company    Household has designated us, under a written contractual arrangement, as the issuer of new GM Card® accounts. In effect, Household licensed to us the GM Card® account relationships and GM’s obligation to administer its rebate program in an arrangement similar to an operating lease. License fees are paid monthly to Household based on the number of GM Card® account relationships. License fee expense is included in other marketing expenses.

We were allocated costs incurred on our behalf by Household for administrative expenses, including insurance, credit administration, legal and other fees. These administrative expenses were recorded in other servicing and administrative expenses.

Fees and costs associated with transactions with our parent company were as follows:

	Three months ended March 31,
	2004	2003
(In millions)
GM Card® license fees	$12.0	$11.7
Allocated costs	14.4	12.5

10.  New Accounting Pronouncements

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

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment. This new guidance is effective for reporting periods beginning after June 15, 2004.

11.  Segment Reporting

We have one reportable segment, Consumer, which consists of our consumer lending, mortgage services, retail services, credit card services and auto finance businesses. Effective January 1, 2004, our direct lending business, which has previously been reported in our “All Other” caption, was consolidated into our consumer lending business and as a result is now included in our Consumer segment. Prior periods have not been restated as the impact was not material. There have been no other changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2003 Form 10-K.

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

Income statement information included in the table for the three months ended March 31, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to March 31, 2003 (the “successor period”) in order to present “combined” financial results for the three months ended March 31, 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the period ended March 31, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.

Reportable Segments—Managed Basis

(In millions)	Consumer	All Other	Totals	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
Three months ended March 31, 2004
Net interest margin	$2,418.6	$68.2	$2,486.8	—		$2,486.8	$(712.4	)(4)	$1,774.4
Fee income	444.0	.9	444.9	—		444.9	(197.1	)(4)	247.8
Other revenues, excluding fee income	(126.8)	304.1	177.3	(32.4	)(1)	144.9	672.1	(4)	817.0
Intersegment revenues	30.1	2.3	32.4	(32.4	)(1)	—	—		—
Provision for credit losses	1,086.7	(.7)	1,086.0	.4	(2)	1,086.4	(237.4	)(4)	849.0
Net income	462.8	110.4	573.2	(21.0)		552.2	—		552.2
Receivables	106,307.2	369.6	106,676.8	—		106,676.8	(23,286.7	)(5)	83,390.1
Assets	110,705.3	20,865.0	131,570.3	(8,047.1	)(3)	123,523.2	(23,286.7	)(5)	100,236.5

Three months ended March 31, 2003
Net interest margin	$2,234.8	$(15.0)	$2,219.8	—		$2,219.8	$(683.9	)(4)	$1,535.9
Fee income	423.7	1.1	424.8	—		424.8	(154.6	)(4)	270.2
Other revenues, excluding fee income	74.8	368.8	443.6	(36.4	)(1)	407.2	458.7	(4)	865.9
Intersegment revenues	34.5	1.9	36.4	(36.4	)(1)	—	—		—
Provision for credit losses	1,331.0	(.3)	1,330.7	1.3	(2)	1,332.0	(379.8	)(4)	952.2
Net income	349.1	146.0	495.1	(24.3)		470.8	—		470.8
Receivables	97,576.3	939.2	98,515.5	—		98,515.5	(22,948.9	)(5)	75,566.6
Assets	103,074.4	21,762.3	124,836.7	(8,249.8	)(3)	116,586.9	(22,948.9	)(5)	93,638.0

(1)	Eliminates intersegment revenues.
(2)	Eliminates bad debt recovery sales between operating segments.
(3)	Eliminates investments in subsidiaries and intercompany borrowings.
(4)	Reclassifies net interest margin, fee income and provision for credit losses relating to securitized receivables to other revenues.
(5)	Represents receivables serviced with limited recourse.

Item 2.  Management’s Discussion and Analysis of Financial Condition

FINANCIAL HIGHLIGHTS

On March 28, 2003, HSBC Holdings plc (“HSBC”) acquired Household International, Inc. (“Household”). This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period. To assist in the comparability of our financial results, the “predecessor period” (January 1 to March 28, 2003) has been combined with the “successor period” (March 29 to March 31, 2003) to present “combined” results for the quarter ended March 31, 2003.

	Three months ended March 31, 2004	Three months ended March 31, 2003	March 29 through March 31, 2003	January 1 through March 28, 2003
(Dollar amounts are in millions)	(Successor)	(Combined)	(Successor)	(Predecessor)
Net income	$552.2	$470.8	$10.1	$460.7
Net interest margin	1,774.4	1,535.9	53.6	1,482.3
Provision for credit losses on owned receivables	849.0	952.2	31.5	920.7
Owned Basis Ratios:
Return on average owned assets	2.13%	2.08%
Return on average common shareholder’s equity	15.8	18.1
Net interest margin	7.94	7.55
Consumer net charge-off ratio, annualized	4.37	4.39
Reserves as a percentage of net charge-offs, annualized	96.4	99.8
Efficiency ratio(1)	38.9	35.8
Managed Basis Ratios:(2)
Return on average managed assets	1.73%	1.66%
Net interest margin	8.76	8.53
Consumer net charge-off ratio, annualized	5.09	4.92
Reserves as a percentage of net charge-offs, annualized	101.3	102.6
Efficiency ratio(1)	35.8	31.2

	Owned Basis		Managed Basis(2)
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
(Dollar amounts are in millions)	(Successor)	(Successor)	(Successor)	(Successor)
Total assets	$100,236.5	$102,959.9	$123,523.2	$128,038.1
Receivables	83,390.1	82,404.2	106,676.8	107,482.4
Two-month-and-over contractual delinquency ratio	5.05	5.48%	5.09%	5.48%
Reserves as a percentage of receivables	4.18	4.30	5.17	5.39
Reserves as a percentage of nonperforming loans	99.6	95.7	122.5	120.0
Common equity to owned assets	14.23	13.33	n/a	n/a
Tangible shareholder’s equity to tangible managed assets(3)	n/a	n/a	8.40	7.69

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest margin and other revenues less policyholders’ benefits.
(2)	We monitor our operations and evaluate trends on both an owned basis as shown in our financial statements and on a managed basis. Managed basis reporting adjustments assume that securitized receivables have not been sold and are still on our balance sheet. Managed basis information is intended to supplement, and should not be considered a substitute for, owned basis reporting and should be read in conjunction with reported owned basis results. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.
(3)	Tangible shareholder's equity to tangible managed assets (“TETMA”) is a non-GAAP financial ratio used by HFC management to evaluate capital adequacy and may differ from similarly named measures presented by other companies. Common equity to owned assets is the most directly comparable GAAP financial measure. Excluding the impact of “push-down” accounting on our assets and common shareholder’s equity, TETMA would have been 10.25 percent at March 31, 2004 and 9.37 percent at December 31, 2003. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Executive Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements which involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important factors that may affect our actual results, see Cautionary Statement on Forward Looking Statements in Part I, Item 1 of our 2003 Form 10-K.

HFC is a wholly owned subsidiary of Household International, Inc. (“Household” or the “Parent Company”). Household is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HFC may also be referred to in MD&A as “we”, “us”, or “our”.

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the quarter ended March 31, 2003, the “predecessor” period contributed $460.7 million of net income and the “successor” period contributed $10.1 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor period” (January 1 to March 28, 2003) with the “successor period” (March 29 to March 31, 2003) to present “combined” results for the quarter ended March 31, 2003.

In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

In measuring our results, management’s primary focus is on receivable growth and net income. Net income was $552.2 million for the quarter ended March 31, 2004 compared to $470.8 million for the first quarter of 2003. The increase was primarily due to higher net interest margin and lower provision for credit losses due to improving credit quality, partially offset by lower other revenues due to lower securitization activity and higher operating expenses. The increase in net interest margin was primarily due to lower funding costs, including the impact of purchase accounting adjustments, and higher average receivables, partially offset by lower yields on our receivables, particularly in real estate secured receivables. The increase in operating expenses was due to receivable growth and amortization of intangibles established in conjunction with the HSBC merger. Amortization of purchase accounting fair value adjustments increased net income by $2.6 million for the quarter ended March 31, 2004 as amortization of fair value adjustments to our receivables and external debt obligations, including derivatives, which collectively increased net interest margin, was substantially offset by intangible and other amortization expense.

Owned receivables were $83.4 billion at March 31, 2004, $82.4 billion at December 31, 2003 and $75.6 billion at March 31, 2003. Real estate secured receivables were the primary driver of the growth despite sales to HSBC Bank USA. Real estate secured receivables reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003 and purchases directly by HSBC Bank USA in the first quarter of 2004 of $.4 billion of correspondent receivables, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables over both periods. Compared with December 31, 2003, growth was partially offset by normal seasonal run-off in our credit card portfolios.

Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We will, however, maintain the customer account relationships. We currently expect that approximately $10 billion in private label receivables ($14 billion on a managed basis) and $6 billion in MasterCard and Visa receivables ($13 billion on a managed basis), subject to these approvals, will be transferred to HSBC Bank USA in 2004. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to HFC for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

Our owned basis two-months-and-over-contractual delinquency ratio decreased to 5.05 percent at March 31, 2004, compared to 5.48 percent at December 31, 2003 and 5.58 percent at March 31, 2003. The decrease is consistent with improvements in early delinquency roll rate trends experienced in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. The decrease during the current quarter also reflects seasonal improvement in collections as customers use their tax refunds to reduce their outstanding balances.

Net charge-offs of 4.37 percent for the March 2004 quarter increased over net charge-offs of 3.89 percent for the December 2003 quarter as higher delinquencies in prior quarters as a result of adverse economic conditions continue to charge off. Net charge-offs for the current quarter decreased from March 2003 net charge-offs of 4.39 percent as a result of a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio.

During the current quarter, we decreased affiliate and third-party debt and initial securitization levels as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA to assist in the funding of our businesses. Because we are now a subsidiary of HSBC, our credit spreads relative to treasuries have tightened. We recognized cash funding expense savings, primarily as a result of tightened credit spreads, in excess of $70 million for the current quarter and less than $5 million for the prior-year quarter compared to the funding costs we would have incurred using average spreads from the first half of 2002.

Basis of Reporting

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The discussion of our financial condition and results of operations included in MD&A is presented on an owned basis of reporting.

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through March 31, 2003) to present “combined” results for the quarter ended March 31, 2003.

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-GAAP basis:

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

Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios.

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

Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures    For a reconciliation of managed basis net interest margin, fee income and provision for credit losses to the comparable owned basis amounts, see Note 11, “Segment Reporting,” to the accompanying condensed consolidated financial statements. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 3, “Receivables,” to the accompanying condensed consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”

Operations Summary

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. During the quarter ended

March 31, 2003, the “predecessor” period contributed $460.7 million of net income and the “successor” period contributed $10.1 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through March 31, 2003) to present “combined” results for the quarter ended March 31, 2003.

Net income was $552.2 million for the quarter ended March 31, 2004 compared to $470.8 million for the first quarter of 2003. The increase was primarily due to higher net interest margin and lower provision for credit losses due to improving credit quality, partially offset by lower other revenues due to lower securitization activity and higher operating expenses. The increase in net interest margin was primarily due to lower funding costs, including the impact of purchase accounting adjustments, and higher average receivables, partially offset by lower yields on our receivables, particularly in real estate secured receivables. The increase in operating expenses was due to receivable growth and amortization of intangibles established in conjunction with the HSBC merger. Amortization of purchase accounting fair value adjustments increased net income by $2.6 million for the quarter ended March 31, 2004 as amortization of fair value adjustments to our receivables and external debt obligations, including derivatives, which collectively increased net interest margin, was substantially offset by intangible and other amortization expense.

In March 2004, we sold $.9 billion of our higher quality non-conforming real estate secured receivables to HSBC Bank USA and a pre-tax gain of $15.3 million was recorded. A similar sale of $2.8 billion with a pre-tax gain of $16.0 million was completed in December 2003. Similar real estate secured loan originations from correspondents totaling $.4 billion were purchased directly by HSBC Bank USA in the current quarter, a portion of which we otherwise would have purchased. We are paid a fee for each such loan purchased by HSBC Bank USA. Under a separate servicing agreement, we service all real estate secured loans sold to HSBC Bank USA including all business they purchase from correspondents.

Subject to receipt of regulatory and other approvals, we also intend to transfer substantially all of our private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. We will, however, maintain the customer account relationships. We currently expect that approximately $10 billion in private label receivables ($14 billion on a managed basis) and $6 billion in MasterCard and Visa receivables ($13 billion on a managed basis), subject to these approvals, will be transferred to HSBC Bank USA in 2004. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. As a result of these contemplated sales, our net interest margin and fee income will be substantially reduced, but our other income will substantially increase as we record gains from these sales. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for those MasterCard and Visa and private label credit card receivables which will remain on our balance sheet. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the financial impact to HFC for 2004 at this time. Additional information on the financial impact of these proposed asset transfers will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

Segment Results—Managed Basis

Consumer Segment    Our Consumer segment reported net income of $462.8 million for the first quarter of 2004 compared to $349.1 million in the year-ago quarter. Increases in net interest margin and decreases in provision for credit losses were partially offset by higher operating expenses and substantially lower other revenues, excluding fee income. Net interest margin increased $183.8 million, or 8 percent, to $2.4 billion for the quarter as a result of higher receivable levels. Net interest margin as a percentage of average interest-earning assets, annualized, was 8.77 percent for the first quarter of 2004 compared to 8.91 percent for the first quarter of

2003. The decrease is primarily attributable to lower yields on real estate secured receivables as a result of reduced pricing as well as the run-off of higher yielding real estate secured receivables, including second lien loans. Our auto finance business also reported lower net interest margin as a percentage of average interest-earning assets as we have intentionally targeted lower yielding but higher credit quality customers. Other revenues, excluding fee income, decreased $201.6 million, or more than 100 percent, to ($126.8) million for the quarter as a result of a $247.6 million decline in securitization revenue. Initial securitization levels were much lower in 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in funding our operations. Operating expenses increased $70.0 million, or 8 percent, to $914.9 million for the quarter as the result of additional operating costs to support the increased receivable levels including higher salaries and sales incentives.

During the quarter, we experienced improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased $244.3 million, or 18 percent, to $1.1 billion for the quarter. Although we experienced higher net charge-offs in our owned portfolio during the quarter as a result of higher delinquency levels in prior quarters, our overall owned provision for credit losses was lower than net charge-offs in the current quarter because charge-offs are a lagging indicator of changes in credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors resulted in a decrease in managed loss reserves during the current quarter as net charge-offs were greater than the provision for credit losses by $273.9 million. For the 2003 quarter, we increased managed loss reserves by recording loss provision greater than net charge-offs of $127.9 million.

Managed receivables of $106.3 billion at March 31, 2004 were comparable to $106.6 billion at December 31, 2003 and increased 9 percent compared to $97.6 billion at March 31, 2003. Compared to December 31, 2003, growth in real estate secured receivables in both our correspondent and branch-based consumer lending businesses and in our auto finance portfolio was more than offset by $.9 billion of real estate secured receivables sold to HSBC Bank USA and $.4 billion of correspondent receivables purchased directly by HSBC Bank USA (a portion of which we otherwise would have purchased), seasonal run-off in our MasterCard and Visa and private label portfolios, and continued reduction of our personal non-credit card portfolio as we reduced the size of this portfolio through tightened underwriting and decreased marketing in our branches.

Compared to March 31, 2003, receivable growth was strongest in our real estate secured portfolio despite sales to HSBC Bank USA. Real estate secured receivables reflect sales to HSBC Bank USA totaling $3.7 billion and $.4 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network and strategic alliances established during 2003. Growth in MasterCard and Visa receivables is largely attributable to portfolio acquisitions totaling $.9 billion and organic growth in our GM and subprime portfolios. Increases in private label receivables were the result of portfolio acquisitions as well as organic growth. Personal non-credit card receivables declined as we reduced the size of this portfolio through tightened underwriting and decreased marketing in our branches.

Return on average managed assets (“ROMA”) was 1.66 percent in the first quarter of 2004 compared to 1.35 percent in the year-ago quarter. The increase in the ratio reflects higher net income as discussed above.

Receivable Review

Owned receivables at March 31, 2004 and increases (decreases) over prior periods are shown in the following table:

	March 31, 2004	Increase (decrease) from December 31, 2003		Increase (decrease) from March 31, 2003
(Dollar amounts are in millions)		$	%	$	%
Real estate secured	$50,070.3	$1,090.5	2%	$4,645.5	10%
Auto finance	4,938.6	817.1	20	2,777.3	129
MasterCard(1)/Visa(1)	9,170.0	(360.3)	(4)	2,313.5	34
Private label	8,880.9	(851.5)	(9)	(310.3)	(3)
Personal non-credit card(2)	9,951.4	307.9	3	(1,529.9)	(13)
Commercial and other	378.9	(17.8)	(4)	(72.6)	(16)

Total owned receivables	$83,390.1	$985.9	1%	$7,823.5	10%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
(2)	Personal non-credit card receivables are comprised of the following:

(In millions)	March 31, 2004	December 31, 2003	March 31, 2003
Personal non-credit card	$5,926.6	$5,627.5	$6,529.5
Union Plus personal non-credit card	640.4	713.8	977.6
Personal homeowner loans	3,384.4	3,302.2	3,974.2

Total personal non-credit card	$9,951.4	$9,643.5	$11,481.3

Owned receivables of $83.4 billion at March 31, 2004 increased $7.8 billion from a year ago. Driven by growth in our correspondent business, real estate secured receivables increased $4.6 billion over the year-ago period despite sales to HSBC Bank USA. Real estate secured receivables reflect sales to HSBC Bank USA of $.9 billion on March 31,2004 and $2.8 billion on December 31, 2003 and $.4 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Real estate secured receivable levels in our branch-based consumer lending business continue to improve, as sales volumes remain higher than the first half of 2003 following our intentional fourth quarter 2002 slowdown and we continue to emphasize real estate secured loans in our branches. Auto finance receivables increased $2.8 billion year-over-year to $4.9 billion at March 31, 2004 due to newly originated loans acquired from our dealer network and strategic alliances established during 2003 and lower securitization levels. MasterCard and Visa receivables increased $2.3 billion to $9.2 billion at March 31, 2004 and reflect a $.9 billion portfolio acquisition during 2003, organic growth especially in our GM and subprime portfolios and reduced securitization levels. Private label receivables decreased $.3 billion to $8.9 billion as portfolio acquisitions of $.8 billion during the second quarter of 2003 as well as organic growth through existing merchants was more than offset by higher securitization levels. Personal non-credit card receivables declined $1.5 billion to $10.0 billion as we decreased the size of this portfolio through tightened underwriting in our branches and decreased marketing in our branches and Union Plus portfolio.

Compared to December 31, 2003, both our correspondent and branch businesses reported growth in their real estate secured portfolios. Our MasterCard and Visa and private label portfolios reflect seasonal run-off. Growth in our auto finance and personal non-credit card portfolios reflects lower levels of securitizations. Our auto finance business also generated organic growth through its dealer network.

Liquidity and Capital Resources

The funding synergies resulting from Household’s merger with HSBC have allowed us to reduce our reliance on traditional sources to fund our growth. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we decreased affiliate and third-party debt and initial securitization levels during the current quarter as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA to assist in the funding of our businesses.

Because we are now a subsidiary of HSBC, our credit spreads relative to treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads, in excess of $70 million for the current quarter and less than $5 million for the prior-year quarter compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HFC will depend in large part upon the amount and timing of the proposed private label and MasterCard and Visa credit card receivable transfers to HSBC Bank USA and other initiatives between HFC and HSBC subsidiaries.

Investment securities    Investment securities totaled $6.2 billion at March 31, 2004 and $10.5 billion at December 31, 2003. Included in the March 31, 2004 balance was $2.2 billion dedicated to our credit card bank and $2.7 billion held by our insurance subsidiaries. Included in the December 31, 2003 balance was $2.4 billion dedicated to our credit card bank and $2.6 billion held by our insurance subsidiaries. Our investment securities balance at December 31, 2003 was unusually high as a result of the cash received from the $2.8 billion real estate secured loan sale to HSBC Bank USA on December 31, 2003 as well as excess liquidity.

Commercial paper, bank and other borrowings    Commercial paper, bank and other borrowings totaled $8.1 billion at March 31, 2004 and $8.0 billion at December 31, 2003. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.0 billion at March 31, 2004 and $2.8 billion at December 31, 2003.

Due to affiliates and other HSBC related funding    As of March 31, 2004, HSBC related funding totaled $8.9 billion, compared to $9.9 billion at December 31, 2003, as detailed in the table below.

(In billions)	March 31, 2004	December 31, 2003
Debt issued to HSBC subsidiaries:
Short-term borrowings	—	$2.6
Term debt	$1.3	1.3

Total debt issued to HSBC subsidiaries	1.3	3.9

Debt issued to HSBC clients:
Euro commercial paper	3.0	2.8
Term debt	.5	.4

Total debt issued to HSBC clients	3.5	3.2
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents	.4	—

Total real estate secured receivable activity with HSBC Bank USA	4.1	2.8

Total HSBC related funding	$8.9	$9.9

Proceeds from the December 2003 sale of $2.8 billion of real estate secured loans to HSBC Bank USA, which at year-end 2003 had been temporarily held as investment securities, were used to pay-down short-term borrowings in the first quarter of 2004. Proceeds from the March 2004 real estate secured receivable sale were used to pay-down commercial paper balances which had been used as temporary funding in the first quarter of

2004 and to fund various debt maturities. In April 2004, we received $1 billion from medium-term notes with a 10-year maturity sold to a subsidiary of HSBC. An additional $900 million of medium-term notes with maturities of 2–3 years were sold to a subsidiary of HSBC in May 2004.

As of March 31, 2004, we had revolving credit facilities with HSBC of $2.5 billion. There have been no draws on this line. We also had derivative contracts with a notional value of approximately $47.0 billion, or approximately 73 percent of total derivative contracts, outstanding with HSBC affiliates.

Senior and senior subordinated debt    Senior and senior subordinated debt (with original maturities over one year) decreased to $72.9 billion at March 31, 2004 from $74.6 billion at December 31, 2003. The decrease in senior and senior subordinated debt was the result of debt maturities and reduced issuances. Issuances during the quarter included the following:

•	$350 million of domestic medium-term notes

•	$140 million of foreign currency-denominated bonds (all of which were issued to customers of HSBC)

•	$450 million of InterNotes(SM) (retail-oriented medium-term notes)

Selected capital ratios were as follows:

	March 31, 2004	December 31, 2003
Common equity to owned assets	14.23%	13.33%
TETMA(1)	8.40	7.69
TETMA excluding purchase accounting adjustments(1)	10.25	9.37

(1)	Represents a non-GAAP financial measure that is used by HFC to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

In April 2004, Fitch Ratings revised our Rating Outlook to Positive from Stable and raised our Support Rating to “1” from “2”. In addition, Fitch affirmed our “A” senior long-term and “F1” commercial paper ratings. We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.

Securitizations and secured financings    Securitizations  (which are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (which do not receive sale treatment under SFAS No. 140) of consumer receivables are used to limit our reliance on the unsecured debt markets and often are more cost-effective than alternative funding sources.

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

Receivables securitized (excluding replenishments of certificateholder interests) were as follows:

	Three months ended March 31,
(In millions)	2004	2003
Auto finance	—	$410.8
MasterCard/Visa	$50.0	320.0
Personal non-credit card	—	510.0

Total	$50.0	$1,240.8

Securitization levels were much lower in 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in funding our operations.

Our securitized receivables totaled $23.3 billion at March 31, 2004, compared to $25.1 billion at December 31, 2003. As of March 31, 2004, closed-end real estate secured receivables totaling $6.2 billion secured $5.1 billion of outstanding debt related to securitization transactions which were structured as secured financings. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt related to secured financing transactions. Securitizations structured as sales represented 22 percent and secured financings represented 5 percent of the funding associated with our managed portfolio at March 31, 2004. At December 31, 2003, securitizations structured as sales represented 23 percent and secured financings represented 6 percent of the funding associated with our managed portfolio.

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of our funding and liquidity. We currently anticipate, however, that we will rely less on securitizations and secured financings in 2004 compared to 2003 and in the future as we receive funding from HSBC and its clients to partially fund our operations. Under U.K. GAAP, as reported by HSBC, securitizations are treated as secured financings. Therefore, we may structure more of our securitization transactions as financings under U.S. GAAP in the future in order to more closely align our accounting treatment with HSBC’s U.K. GAAP treatment for these transactions.

2004 funding strategy    Our current estimated funding needs and sources for 2004 are summarized in the table that follows. Because we cannot predict with any degree of certainty the timing as to when or if all approvals will be received for our proposed transfer of receivables to HSBC Bank USA, these transfers are not contemplated in the following 2004 funding plan. If these proposed transfers do occur, our external funding needs will decrease.

(In billions)
Funding needs:
Net asset growth	$14–16
Commercial paper, term debt and securitization maturities	24–26
Other	2–5

Total funding needs, including growth	$40–47

Funding sources:
External funding, including HSBC clients	$32–36
HSBC and HSBC subsidiaries	8–11

Total funding sources	$40–47

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statements of income.

Net interest margin    Net interest margin on an owned basis was $1.8 billion for the first quarter of 2004, compared to $1.5 billion in the prior-year quarter. The increase was due to lower funding costs, including the impact of purchase accounting adjustments, and higher average receivables, partially offset by lower yields on our receivables, particularly in real estate secured receivables. The lower yields reflect reduced pricing as well as the run-off of higher yielding real estate secured receivables, including second lien loans. The HSBC merger-related purchase accounting adjustments include both amortization of fair value adjustments to our external debt obligations, including derivative financial instruments, (which reduced interest expense) and to our receivables (which reduced finance income). Excluding amortization of purchase accounting adjustments, which totaled $160.3 million in 2004 and $5.9 million in 2003, net interest margin on an owned basis was $1.6 billion in the current quarter and $1.5 billion in the prior-year quarter.

Net interest margin as a percent of average owned interest-earning assets, annualized, was 7.94 percent in the quarter compared to 7.55 percent in the year-ago period. As discussed above, the increase was primarily attributable to lower funding costs, including the impact of purchase accounting fair value adjustments. Excluding the purchase accounting impact, the net interest margin ratio would have declined as a result of lower yields on our receivables as discussed above, partially offset by lower cost of funds.

Our net interest margin on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest margin was $2.5 billion in the first quarter of 2004 and $2.2 billion in the year-ago quarter. Net interest margin as a percent of average managed interest-earning assets, annualized, was 8.76 percent in the current quarter, compared to 8.53 percent in the year-ago period. As discussed above, the increase was due to lower funding costs, including the impact of purchase accounting fair value adjustments, and higher average receivables, partially offset by lower yields on our receivables, particularly in real estate secured receivables. Net interest margin as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses    The provision for credit losses on owned receivables was $849.0 million for the first quarter of 2004 and $952.2 million in the prior-year quarter. Improving credit quality, partially offset by receivable growth, contributed to the decrease in the provision for credit losses. The provision as a percent of average owned receivables, annualized, was 4.09 percent in the first quarter of 2004 and 5.03 percent in the first quarter of 2003. During the quarter ended March 31, 2004, credit loss reserves decreased as the provision for owned credit losses was $55.5 million less than net charge-offs. In the first quarter of 2003, provision for owned credit losses was $126.2 million greater than net charge-offs. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 4, “Credit Loss Reserves” to the accompanying condensed consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues    Total other revenues included the following:

	Three months ended March 31,
	2004	2003
(In millions)		(Combined)
Securitization revenue	$338.8	$421.4
Insurance revenue	127.1	122.8
Investment income	36.4	77.0
Fee income	247.8	270.2
Other income	314.7	244.7

Total other revenues	$1,064.8	$1,136.1

Securitization revenue is the result of the securitization of our receivables and included the following:

	Three months ended March 31,
	2004	2003
(In millions)		(Combined)
Net initial gains(1)	$2.9	$35.3
Net replenishment gains(1)	119.8	128.8
Servicing revenue and excess spread	216.1	257.3

Total	$338.8	$421.4

(1)	Net of our estimate of probable credit losses under the recourse provisions

The decrease in securitization revenue was due to decreases in the level of receivables securitized during the first quarter of 2004 as a result of the use of alternative funding sources and lower excess spread which included amortization of purchase accounting fair value adjustments to our interest-only strip receivables. Under U.K. GAAP as reported by HSBC, our securitizations are treated as financing transactions. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $108.9 million in the first quarter of 2004 and $37.5 million in the first quarter of 2003 as securitized receivables decreased.

Insurance revenue was $127.1 million in the first quarter of 2004 compared to $122.8 million in the year-ago period. The increase was primarily due to higher revenues in our legacy life insurance business which is consistent with the higher benefit payments reported as policyholder benefits.

Investment income, which includes income on investment securities in our insurance business as well as realized gains and losses from the sale of investment securities, was $36.4 million in the first quarter of 2004 compared to $77.0 million in the year-ago period. The decrease was attributable to lower gains from security sales, lower interest income and the amortization of purchase accounting adjustments.

Fee income, which includes revenues from fee-based products such as credit cards, was $247.8 million in the first quarter of 2004 compared to $270.2 million in the year-ago period. The decrease was primarily due to higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See Note 11, “Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, was $314.7 million in the first quarter of 2004 compared to $244.7 million in the year-ago period. The increase reflects higher revenues from our tax refund lending business which was primarily due to lower funding costs as a result of the HSBC merger and higher revenues from our mortgage operations, including the $15.3 million gain on the sale of real estate secured receivables to HSBC Bank USA.

Expenses    As discussed earlier, effective January 1, 2004, our technology services employees were transferred to HSBC Technology and Services (USA) Inc. (“HTSU”). As a result, operating expenses relating to information technology as well as certain item processing and statement processing activities, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses, or other servicing and administrative expenses are now billed to us by HTSU and reported as support services from affiliates. Support services from affiliates also includes banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.

Total costs and expenses increased $149.3 million, or 15 percent, to $1.2 billion for the first quarter of 2004. The increase was primarily due to amortization of acquired intangibles established in conjunction with the HSBC merger and higher salaries and fringe benefits and sales incentives, excluding the HTSU transfer.

Total costs and expenses included the following:

	Three months ended March 31,
	2004	2003
(In millions)		(Combined)
Salaries and fringe benefits	$375.7	$390.8
Sales incentives	70.3	36.1
Occupancy and equipment expenses	60.4	80.6
Other marketing expenses	124.8	131.9
Other servicing and administrative expenses	172.5	276.0
Support services from affiliates	164.3	—
Amortization of acquired intangibles	106.2	14.1
Policyholders’ benefits	78.0	73.4

Total costs and expenses	$1,152.2	$1,002.9

Our owned basis efficiency ratio was 38.9 percent for the first quarter of 2004 and 35.8 percent for the year-ago quarter. The increase was primarily attributable to an increase in expenses, particularly intangible amortization. Lower securitization revenue also contributed to the increase. See “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of our operating efficiency ratio to our owned basis GAAP efficiency ratio.

Salaries and fringe benefits for the first quarter of 2004 were $375.7 million compared to $390.8 million in the first quarter of 2003. The decrease was primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and fringe benefits increased $37.6 million as a result of increases in substantially all of our business units.

Sales incentives for the first quarter of 2004 were $70.3 million compared to $36.1 million in the comparable prior-year period. The increase was primarily due to higher volumes in our branches as well as a special incentive program in our branches during the current quarter.

Occupancy and equipment expenses for the first quarter of 2004 were $60.4 million compared to $80.6 million in the comparable prior-year period. Substantially all of the decrease was due to the formation of HTSU as discussed above.

Other marketing expenses for the first quarter of 2004 were $124.8 million compared to $131.9 million in the comparable prior-year period. The decrease is primarily due to decreased credit card marketing.

Other servicing and administrative expenses for the first quarter of 2004 were $172.5 million compared to $276.0 million in the comparable prior-year period. Substantially all of the decrease was due to the transfer of certain item processing and statement processing services to HTSU.

Support services from affiliates of $164.3 million for the first quarter of 2004 includes $161.7 million of information technology as well as certain item processing and statement processing services which are now charged to us by HTSU and $2.6 million of banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.

Amortization of acquired intangibles for the first quarter of 2004 were $106.2 million compared to $14.1 million in the comparable prior-year period. The increase was attributable to the amortization of acquired intangibles established in conjunction with the HSBC merger.

Policyholders’ benefits for the first quarter of 2004 were $78.0 million compared to $73.4 million in the comparable prior-year period. The increase is primarily attributable to amortization of fair value adjustments and higher expenses in our legacy life insurance business, which were partially offset by lower expenses in our insurance business.

Credit Quality

Subject to receipt of regulatory and other approvals, we intend to transfer substantially all of our private label credit card portfolio and our General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA. Contingent upon receiving regulatory approval for these asset transfers in 2004, we would also expect to adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for those MasterCard and Visa and private label credit card receivables which remain on our balance sheet. See “Operations Summary” for further discussion.

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and intended to be adequate but not excessive. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. See Note 3, “Receivables,” in the accompanying condensed consolidated financial statements for receivables by product type and Note 4, “Credit Loss Reserves,” for our credit loss reserve methodology and an analysis of changes in the credit loss reserves.

The following table sets forth owned basis credit loss reserves for the periods indicated:

(Dollar amounts are in millions)	March 31, 2004	December 31, 2003	March 31, 2003
Owned credit loss reserves	$3,486.6	$3,542.9	$3,296.6
Reserves as a percent of:
Receivables	4.18%	4.30%	4.36%
Net charge-offs(1)	96.4	107.4	99.8
Nonperforming loans	99.6	95.7	95.3

(1)	Quarter-to-date, annualized

During the quarter ended March 31, 2004, credit loss reserves decreased as the provision for owned credit losses was $55.5 million less than net charge-offs. In the first quarter of 2003, provision for owned credit losses was $126.2 million greater than net charge-offs. Reserve levels at March 31, 2004 reflect improving credit quality.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table sets forth managed credit loss reserves for the periods indicated:

(All dollar amounts are stated in millions)	March 31, 2004	December 31, 2003	March 31, 2003
Managed credit loss reserves	$5,514.5	$5,789.2	$4,945.4
Reserves as a percent of:
Receivables	5.17%	5.39%	5.02%
Net charge-offs(1)	101.3	117.8	102.6
Nonperforming loans	122.5	120.0	112.9

(1)	Quarter-to-date, annualized

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency—Owned Basis

Two-Months-and-Over Contractual Delinquency (as a percent of consumer receivables):

	March 31 2004	December 31, 2003	March 31, 2003
Real estate secured	3.88%	4.35%	4.13%
Auto finance	1.68	2.52	2.74
MasterCard/Visa	6.40	6.27	7.71
Private label	6.04	6.10	6.55
Personal non-credit card	10.54	11.07	9.78

Total	5.05%	5.48%	5.58%

Total owned delinquency decreased $302 million and 43 basis points compared to the prior quarter. This decrease is consistent with improvements in early delinquency roll rate trends experienced in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. The decrease also reflects seasonal improvement in collections as customers use their tax refunds to reduce their outstanding balances. These improvements were partially offset in our real estate secured and total delinquency ratios by the negative impact of the sale of predominantly non-delinquent real estate secured receivables to HSBC Bank USA. The overall decrease in our real estate secured portfolio reflects receivable growth and improved collection efforts which were partially offset by the seasoning and maturation of the portfolio. The decrease in auto finance delinquency is consistent with historical seasonal trends and also reflects the positive impact of tightened underwriting and higher receivable levels as a result of acquisitions from strategic alliances and lower securitization levels. Lower levels of receivables due to normal seasonal run-off, partially offset by lower securitization levels, had a negative impact on both MasterCard and Visa and private label delinquency. In our private label portfolio, this negative impact was more than offset by improved underwriting, collections and credit models. The decrease in personal non-credit card delinquency reflects the positive impact of tightened underwriting and reduced marketing in our branches as well as improved collection efforts.

Compared to a year ago, total delinquency decreased 53 basis points as all products, other than personal non-credit card, reported lower delinquency levels. The improvements are generally the result of improvements in the economy, receivable growth and better underwriting. The increase in our personal non-credit card portfolio reflects maturation of the portfolio as well as reduced originations.

Net Charge-offs of Consumer Receivables—Owned Basis

Net Charge-offs of Consumer Receivables (as a percent, annualized, of average consumer receivables):

	March 31, 2004	December 31, 2003	March 31, 2003
Real estate secured	1.18%	.96%	1.14%
Auto finance	4.65	3.36	7.69
MasterCard/Visa	9.78	9.77	10.84
Private label	6.10	5.65	6.82
Personal non-credit card	13.57	11.85	10.06

Total	4.37%	3.89%	4.39%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.69%	1.41%	1.56%

Net charge-offs increased 48 basis points compared to the quarter ended December 31, 2003 as higher delinquencies in prior quarters as a result of adverse economic conditions continue to charge off. The increase in auto finance net charge-offs reflects a normal seasonal pattern related to higher delinquencies in the fourth quarter. The increase in private label net charge-offs is primarily attributable to the seasonal timing of promotion expirations. Increases in our personal non-credit card portfolio reflect continued maturation of older loans.

Total net charge-offs for the current quarter decreased slightly from March 2003 net charge-offs levels as a result of a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio. Excluding the adoption of FSP 144-1, which resulted in the reclassification of sales commissions related to the sale of foreclosed assets from other servicing and administrative expenses to charge-offs, real estate secured net charge-offs would have declined compared to the March 2003 quarter. Auto finance, MasterCard and Visa and private label reported lower net charge-off levels generally as a result of receivable growth and better underwriting, including both improved modeling and improved credit quality of originations. Auto finance net charge-offs also reflect improved used auto prices which resulted in lower loss severities. The increase in our personal non-credit card portfolio reflects maturation of the portfolio as well as reduced originations.

The increase in real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables for the current quarter compared to the quarter ended December 31, 2003 reflects improved efficiencies in the foreclosure process which have resulted in an increase in the number of completed foreclosures.

Owned Nonperforming Assets

(Dollar amounts are in millions)	March 31, 2004	December 31, 2003	March 31, 2003
Nonaccrual receivables	$2,655.9	$2,828.0	$2,607.2
Accruing consumer receivables 90 or more days delinquent	843.9	872.4	850.2

Total nonperforming receivables	3,499.8	3,700.4	3,457.4
Real estate owned	652.5	626.6	441.4

Total nonperforming assets	$4,152.3	$4,327.0	$3,898.8

Credit loss reserves as a percent of nonperforming receivables	99.6%	95.7%	95.3%

Compared to December 31, 2003, the decrease in nonaccrual receivables and total nonperforming assets is primarily attributable to a decrease in our real estate secured portfolio due to improved credit quality and collection efforts. Accruing consumer receivables 90 or more days delinquent includes MasterCard and Visa and private label credit card receivables, consistent with industry practice.

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible.

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

	March 31, 2004	December 31, 2003	March 31, 2003
Total Restructured by Restructure Period—Managed Basis(1)
Never restructured	84.7%	84.4%	83.3%
Restructured:
Restructured in the last 6 months	6.2	6.7	7.5
Restructured in the last 7–12 months	3.9	3.8	3.6
Previously restructured beyond 12 months	5.2	5.1	5.6

Total ever restructured	15.3	15.6	16.7

Total	100.0%	100.0%	100.0%

Total Restructured by Product—Managed Basis(1)
(In millions)
Real estate secured	$9,506.0	$9,548.5	$9,163.4
Auto finance	1,255.0	1,295.5	1,247.7
MasterCard/Visa	504.6	583.7	549.2
Private label	990.0	1,064.6	1,225.8
Personal non-credit card	3,913.3	4,074.9	4,127.5

Total	$16,168.9	$16,567.2	$16,313.6

(As a percent of managed receivables)
Real estate secured	18.9%	19.4%	20.0%
Auto finance	13.9	14.7	16.9
MasterCard/Visa	2.8	3.1	3.4
Private label	7.0	7.1	9.6
Personal non-credit card	26.3	26.6	25.8

Total	15.3%	15.6%	16.7%

(1)	Excludes commercial and other. Amounts also include accounts as to which the delinquency status has been reset to current for reasons other than restructuring (e.g. correcting the misapplication of a timely payment).

The amount of managed receivables in forbearance, modification, credit card services approved consumer credit counseling accommodations, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.9 billion or .8 percent of managed receivables at March 31, 2004, approximately $.9 billion or .9 percent of managed receivables at December 31, 2003 and approximately $1.0 billion or .9 percent of managed receivables at March 31, 2003.

Reconciliations to GAAP Financial Measures

	Three months ended
(Dollar amounts are in millions)	March 31, 2004	March 31, 2003
Return on Average Assets:
Net income	$552.2	$470.8
Average assets:
Owned basis	$103,859.9	$90,647.0
Serviced with limited recourse	24,162.9	22,677.2

Managed basis	$128,022.8	$113,324.2

Return on average owned assets	2.13%	2.08%
Return on average managed assets	1.73	1.66

Net Interest Margin:
Net Interest Margin:
Owned basis	$1,774.4	$1,535.9
Serviced with limited recourse	712.4	683.9

Managed basis	$2,486.8	$2,219.8

Average interest-earning assets:
Owned basis	$89,359.0	$81,415.3
Serviced with limited recourse	24,162.9	22,677.2

Managed basis	$113,521.9	$104,092.5

Owned basis net interest margin	7.94%	7.55%
Managed basis net interest margin	8.76	8.53

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,074.2	$929.5
Net interest margin and other revenues less policyholders’ benefits:
Owned basis	$2,761.2	$2,598.6
Serviced with limited recourse	237.4	379.8

Managed basis	$2,998.6	$2,978.4

Owned basis efficiency ratio	38.9%	35.8%
Managed basis efficiency ratio	35.8	31.2

	Three months ended
(Dollar amounts are in millions)	March 31, 2004	March 31, 2003	December 31, 2003

Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$904.5	$826.0	$824.9
Serviced with limited recourse	455.8	379.3	404.7

Managed basis	$1,360.3	$1,205.3	$1,229.6

Average consumer receivables:
Owned basis	$82,738.3	$75,320.6	$84,746.9
Serviced with limited recourse	24,162.9	22,677.2	23,456.4

Managed basis	$106,901.2	$97,997.8	$108,203.3

Owned basis consumer net charge-off ratio	4.37%	4.39%	3.89%
Managed basis consumer net charge-off ratio	5.09	4.92	4.55

Reserves as a Percentage of Net Charge-offs
Loss reserves:
Owned basis	$3,486.6	$3,296.6	$3,542.9
Serviced with limited recourse	2,027.9	1,648.8	2,246.3

Managed basis	$5,514.5	$4,945.4	$5,789.2

Net charge-offs:
Owned basis	$904.5	$826.0	$824.4
Serviced with limited recourse	455.8	379.3	404.7

Managed basis	$1,360.3	$1,205.3	$1,229.1

Owned basis reserves as a percentage of net charge-offs	96.4%	99.8%	107.4%
Managed basis reserves as a percentage of net charge-offs	101.3	102.6	117.8

(Dollar amounts are in millions)	March 31, 2004	December 31, 2003	March 31, 2003
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,196.0	$4,497.8	$4,192.7
Serviced with limited recourse	1,217.0	1,369.6	1,126.2

Managed basis	$5,413.0	$5,867.4	$5,318.9

Consumer receivables:
Owned basis	$83,040.4	$82,039.5	$75,152.7
Serviced with limited recourse	23,286.7	25,078.2	22,948.9

Managed basis	$106,327.1	$107,117.7	$98,101.6

Consumer two-months-and-over-contractual delinquency:
Owned basis	5.05%	5.48%	5.58%
Managed basis	5.09	5.48	5.42

Reserves as a Percentage of Receivables:
Loss reserves:
Owned basis	$3,486.6	$3,542.9	$3,296.6
Serviced with limited recourse	2,027.9	2,246.3	1,648.8

Managed basis	$5,514.5	$5,789.2	$4,945.4

Receivables:
Owned basis	$83,390.1	$82,404.2	$75,566.6
Serviced with limited recourse	23,286.7	25,078.2	22,948.9

Managed basis	$106,676.8	$107,482.4	$98,515.5

Reserves as a percentage of receivables:
Owned basis	4.18%	4.30%	4.36%
Managed basis	5.17	5.39	5.02

Reserves as a Percentage of Nonperforming Loans:
Loss reserves:
Owned basis	$3,486.6	$3,542.9	$3,296.6
Serviced with limited recourse	2,027.9	2,246.3	1,648.8

Managed basis	$5,514.5	$5,789.2	$4,945.4

Nonperforming loans:
Owned basis	$3,499.8	$3,700.4	$3,457.4
Serviced with limited recourse	1,003.0	1,124.5	922.4

Managed basis	$4,502.8	$4,824.9	$4,379.8

Reserves as a percentage of nonperforming loans:
Owned basis	99.6%	95.7%	95.3%
Managed basis	122.5	120.0	112.9

(Dollar amounts are in millions)	March 31, 2004	December 31, 2003
Tangible shareholder’s equity:
Common shareholder’s equity	$14,263.5	$13,727.5
Exclude:
Unrealized gains on cash flow hedging instruments	(30.4)	(88.8)
Unrealized gains on investments and interest-only strip receivables	(207.2)	(164.5)
Acquired intangibles	(2,521.1)	(2,627.3)
Goodwill	(2,315.0)	(2,107.7)
Adjustable Conversion-Rate Equity Security Units	521.8	519.1

Tangible shareholder’s equity	9,711.6	9,258.3
Purchase accounting adjustments	2,099.8	1,988.8

Tangible shareholder’s equity, excluding purchase accounting adjustments	$11,811.4	$11,247.1

Tangible managed assets:
Owned assets	$100,236.5	$102,959.9
Receivables serviced with limited recourse	23,286.7	25,078.2

Managed assets	123,523.2	128,038.1
Exclude:
Acquired intangibles	(2,521.1)	(2,627.3)
Goodwill	(2,315.0)	(2,107.7)
Derivative financial assets	(3,098.1)	(2,939.7)

Tangible managed assets	115,589.0	120,363.4
Purchase accounting adjustments	(338.8)	(370.8)

Tangible managed assets, excluding purchase accounting adjustments	$115,250.2	$119,992.6

Equity ratios:
Common equity to owned assets	14.23%	13.33%
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	8.40	7.69
Tangible shareholder’s equity to tangible managed assets (“TETMA”), excluding purchase accounting adjustments	10.25	9.37

Item 4.   Controls and Procedures

Internal Controls. In the process of finalizing our quarterly results and the purchase price allocation resulting from our merger with HSBC, we identified certain matters indicative of control weaknesses. On investigation and analysis, our inquiries indicated some weaknesses in internal controls as related to certain of our processes and we reported these to the Audit Committee. Consequently, we determined that certain adjustments to prior fair value estimates were necessary which resulted in a net increase to goodwill in the amount of $159 million. The adjustments related principally to writing off several aged items remaining on intercompany accounts and to correcting errors noted in respect of various marketing, rent and payroll accruals that arose over several prior periods.

Management has undertaken measures to strengthen the corporation’s internal controls by dedicating additional personnel to the account reconciliation function and by reinforcing the corporation’s accounting policies governing such items. Management and the Audit Committee continue to review these exceptions to determine whether additional measures are required.

Disclosure Controls. As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures are effective in timely alerting them to material information relating to Household Finance Corporation required to be included in our periodic reports with the Securities and Exchange Commission.

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

Merger Litigation    Several lawsuits were filed alleging violations of law with respect to Household’s merger with HSBC. We believe that the claims lack merit and the defendants deny the substantive allegations of the lawsuits. These lawsuits are described below.

Consumer Lending Litigation    During the past several years, the press has widely reported certain industry related concerns that may impact us. Some of these involve the amount of litigation instituted against finance and insurance companies operating in certain states and the large awards obtained from juries in those states (Alabama and Mississippi are illustrative). Like other companies in this industry, some of our subsidiaries are involved in a number of lawsuits pending against them in these states. The Alabama and Mississippi cases, in particular, generally allege inadequate disclosure or misrepresentation of financing terms. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. Several of these suits purport to be class actions or have multiple plaintiffs. The judicial climate in these states is such that the outcome of all of these cases is unpredictable. Although our subsidiaries believe they have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Appropriate insurance carriers have been notified of each claim, and a number of reservations of rights letters have been received. Certain of the financing of merchandise claims have been partially covered by insurance.

On November 25, 2003, Household announced the proposed settlement of nationwide class action litigation with the Association of Community Organizations for Reform Now (“ACORN”) and certain borrowers relating to the mortgage lending practices of HFC’s retail branch consumer lending operations (the “ACORN Settlement Agreement”). Pursuant to the ACORN Settlement Agreement, HFC will provide monetary relief for certain class members who did not participate in the settlement with the state attorneys general and regulatory agencies and non-monetary relief for all class members, including those who participated in the settlement, amongst other relief. The ACORN Settlement Agreement was approved by the United States District Court for the Northern District of California on April 30, 2004. The agreed upon relief will not have a material impact to our financial condition or operating model.

Securities Litigation    In August 2002, we restated previously reported consolidated financial statements. The restatement related to a MasterCard and Visa affinity credit card relationship and a third party marketing agreement, which were entered into between 1996 and 1999. All were part of our credit card services business. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $70.2 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g. the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about Household’s common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household’s sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, Household, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendant’s motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. Discovery has begun.

Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household’s Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household stock and failing to disclose information to Plan participants. A motion to dismiss the complaint was filed in June 2003. On March 30, 2004, the Court granted in part, and denied in part, the defendants’ motion to dismiss the complaint. The Court dismissed all claims alleging that some or all of the defendants breached their co-fiduciary obligations; misrepresented the prudence of investing in Household stock; failed to disclose nonpublic information regarding alleged accounting and lending improprieties; and failed to provide other defendants with non-public information. The claims that remain essentially allege that some or all of the defendants failed to prudently manage plan assets by continuing to invest in, or provide matching contributions of, Household stock. Discovery has begun.

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of Household, and claims that those directors’ due diligence of the Company at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, Household’s common shares lost value. Under the merger agreement with Beneficial Corporation, Household assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss. Plaintiffs conducted limited discovery relating to the jurisdictional issues raised in the defendants’ motion to dismiss. Briefs for that motion are being prepared. The insurance carriers for Beneficial Corporation have been notified of the action.

With respect to these securities litigation matters, we believe that we have not, and our officers and directors have not, committed any wrongdoing and in each instance there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt Ratings.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Registrant during the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION (Registrant)

Date:	May 17, 2004	/s/ SIMON C. PENNEY
Simon C. Penney Chief Financial Officer

EXHIBIT INDEX

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt Ratings.