Form 10-Q
period 2004-06-30
HOUSEHOLD FINANCE CORP
filed 2004-08-02
CIK 48681

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At July 31, 2004, there were 1,000 shares of the registrant’s common stock outstanding, all of which were owned by Household International, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Household Finance Corporation

Form 10-Q

Part I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Household Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

	Three months ended June 30,		Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003
	2004	2003
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Finance and other interest income	$2,398.4	$2,296.2	$4,683.5	$2,363.9	$2,266.9
Interest expense	510.3	457.5	1,021.0	471.6	784.6

Net interest income	1,888.1	1,838.7	3,662.5	1,892.3	1,482.3
Provision for credit losses	924.6	979.5	1,773.6	1,011.0	920.7

Net interest income after provision for credit losses	963.5	859.2	1,888.9	881.3	561.6

Other revenues:
Securitization revenue	249.1	273.1	587.9	281.3	413.2
Insurance revenue	121.5	124.5	248.6	128.5	118.8
Investment income	25.1	31.5	61.5	32.7	75.8
Fee income	223.2	207.9	471.0	215.9	262.1
Other income	171.7	153.8	486.4	158.5	240.1

Total other revenues	790.6	790.8	1,855.4	816.9	1,110.0

Costs and expenses:
Salaries and employee benefits	352.5	404.4	728.2	417.1	378.1
Sales incentives	86.6	78.5	156.9	79.8	34.8
Occupancy and equipment expenses	57.5	80.3	117.9	83.0	77.9
Other marketing expenses	125.8	130.2	250.6	134.6	127.5
Other servicing and administrative expenses	163.6	220.6	336.1	228.0	268.6
Support services from HSBC affiliates	181.9	-	346.2	-	-
Amortization of intangibles	69.3	72.2	175.5	73.9	12.3
Policyholders’ benefits	59.0	78.5	137.0	80.9	71.1

Total costs and expenses	1,096.2	1,064.7	2,248.4	1,097.3	970.3

Income before income tax expense	657.9	585.3	1,495.9	600.9	701.3
Income tax expense	217.8	200.6	503.6	206.1	240.6

Net income	$440.1	$384.7	$992.3	$394.8	$460.7

The accompanying notes are an integral part of the consolidated financial statements.

Household Finance Corporation

CONSOLIDATED BALANCE SHEET

	June 30, 2004	December 31, 2003
	(Successor)	(Successor)
	(in millions, except share data)
Assets
Cash	$89.4	$395.0
Securities	6,387.8	10,545.0
Receivables, net	87,508.5	81,239.1
Intangible assets, net	2,451.8	2,627.3
Goodwill	2,326.9	2,107.7
Properties and equipment, net	361.8	391.6
Real estate owned	620.7	626.6
Derivative financial assets	2,088.8	2,939.7
Other assets	1,985.0	2,087.9

Total assets	$103,820.7	$102,959.9

Liabilities
Debt:
Commercial paper, bank and other borrowings	$10,018.0	$7,983.8
Due to affiliates	1,556.9	2,101.7
Senior and senior subordinated debt (with original maturities over one year)	73,047.4	74,597.6

Total debt	84,622.3	84,683.1

Insurance policy and claim reserves	1,145.1	1,127.0
Derivative related liabilities	458.2	549.7
Other liabilities	2,699.6	2,872.6

Total liabilities	88,925.2	89,232.4

Shareholder’s equity
Common shareholder’s equity:
Common stock ($1.00 par value, 1,000 shares authorized, issued and outstanding) and additional paid-in capital	12,016.1	12,016.1

Retained earnings	2,441.7	1,449.4
Accumulated other comprehensive income	437.7	262.0

Total common shareholder’s equity	14,895.5	13,727.5

Total liabilities and shareholder’s equity	$103,820.7	$102,959.9

The accompanying notes are an integral part of the consolidated financial statements.

Household Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003
	(in millions)
Common shareholder’s equity
Common stock and additional paid-in capital
Balance at beginning of period	$12,016.1	$12,016.1	$3,790.8
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	8,225.3

Balance at end of period (successor)	$12,016.1	$12,016.1	$12,016.1

Retained earnings
Balance at beginning of period	$1,449.4	$-	$6,642.4
Net income	992.3	394.8	460.7
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(7,103.1)

Balance at end of period (successor)	$2,441.7	$394.8	$-

Accumulated other comprehensive income
Balance at beginning of period	$262.0	$-	$(391.7)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	185.6	(7.5)	110.6
Securities available for sale and interest-only strip receivables	(6.7)	140.6	(30.7)
Foreign currency translation adjustment	(3.2)	6.4	2.5

Other comprehensive income, net of tax	175.7	139.5	82.4
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	309.3

Balance at end of period (successor)	$437.7	$139.5	$-

Total common shareholder’s equity	$14,895.5	$12,550.4	$12,016.1

Comprehensive income
Net income	$992.3	$394.8	$460.7
Other comprehensive income	175.7	139.5	82.4

Comprehensive income	$1,168.0	$534.3	$543.1

The accompanying notes are an integral part of the consolidated financial statements.

Household Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2004	March 29 through June 30, 2003	January 1 through March 28, 2003
	(Successor)	(Successor)	(Predecessor)

	(in millions)
Cash flows from operating activities
Net income	$992.3	$394.8	$460.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,773.6	1,011.0	920.7
Insurance policy and claim reserves	(25.2)	(29.6)	65.3
Depreciation and amortization	219.9	108.4	46.1
Net change in interest-only strip receivables	283.0	184.4	32.4
Net change in other assets	105.5	(223.1)	(532.3)
Net change in other liabilities	(457.4)	(152.8)	178.4
Other, net	(457.7)	1,239.7	400.5

Net cash provided by (used in) operating activities	2,434.0	2,532.8	1,571.8

Cash flows from investing activities
Securities:
Purchased	(823.1)	(1,166.0)	(981.4)
Matured	846.4	540.3	534.5
Sold	496.6	234.6	768.4
Net change in short-term securities available for sale	3,605.5	1,018.2	(203.2)
Receivables:
Originations, net of collections	(25,511.0)	(12,380.8)	(7,758.2)
Purchases and related premiums	(542.7)	(1,361.3)	(129.0)
Initial and fill-up securitizations	16,685.4	9,078.1	7,234.4
Sales to affiliates	855.6	-	-
Properties and equipment:
Purchases	(23.5)	(23.9)	(16.0)
Sales	.5	-	.1

Net cash provided by (used in) investing activities	(4,410.3)	(4,060.8)	(550.4)

Cash flows from financing activities
Debt:
Net change in short-term debt	2,034.2	3,626.6	(1,306.8)
Net change in due to affiliates	(544.8)	1,308.6	(627.3)
Senior and senior subordinated debt issued	7,332.2	990.5	4,232.8
Senior and senior subordinated debt retired	(7,110.2)	(4,512.0)	(3,566.1)
Insurance:
Policyholders’ benefits paid	(47.0)	(30.0)	(26.8)
Cash received from policyholders	6.3	.6	.1

Net cash provided by (used in) financing activities	1,670.7	1,384.3	(1,294.1)

Net change in cash	(305.6)	(143.7)	(272.7)
Cash at beginning of period	395.0	395.2	667.9

Cash at end of period	$89.4	$251.5	$395.2

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Household Finance Corporation and its subsidiaries (collectively, “HFC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HFC may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Household Finance Corporation is a wholly owned subsidiary of Household International, Inc. (“Household” or the “Parent Company”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). Household was acquired by a wholly owned subsidiary of HSBC on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003. Information relating to all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting, which impacts comparability to our successor period.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Interim financial statement disclosures required by U.S. GAAP regarding segments are included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-Q.

2.	Securities

Securities consisted of the following available-for-sale investments:

June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$2,433.2	$6.9	$(39.0)	$2,401.1
Money market funds	493.5	-	-	493.5
Time deposits	19.6	-	-	19.6
U.S. government and federal agency debt securities	2,520.7	-	(6.9)	2,513.8
Marketable equity securities	.1	-	-	.1
Non-government mortgage backed securities	84.9	.1	(.4)	84.6
Other	843.1	.5	(5.9)	837.7

Subtotal	6,395.1	7.5	(52.2)	6,350.4
Accrued investment income	37.4	-	-	37.4

Total securities available for sale	$6,432.5	$7.5	$(52.2)	$6,387.8

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$5,638.3	$10.8	$-	$5,649.1
Money market funds	427.9	-	-	427.9
Time deposits	885.5	-	-	885.5
U.S. government and federal agency debt securities	2,430.1	-	(1.8)	2,428.3
Marketable equity securities	13.6	3.9	-	17.5
Non-government mortgage backed securities	371.1	.6	(.3)	371.4
Other	724.7	1.6	(.2)	726.1

Subtotal	10,491.2	16.9	(2.3)	10,505.8
Accrued investment income	39.2	-	-	39.2

Total securities available for sale	$10,530.4	$16.9	$(2.3)	$10,545.0

A summary of gross unrealized losses and related fair values as of June 30, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
June 30, 2004	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(in millions)
Corporate debt securities	537	$(38.5)	$1,713.9	20	$(.5)	$17.3
U.S. government and federal agency debt securities	78	(6.1)	374.4	18	(.8)	56.4
Non-government mortgage backed securities	8	(.4)	19.5	-	-	-
Other	76	(5.9)	339.3	-	-	-

Gross unrealized losses on our securities available for sale have increased during the first half of 2004 due to a general increase in interest rates. Since substantially all of these securities are rated A- or better, no permanent impairment is expected to be realized.

The amortized cost of our securities available for sale was adjusted to fair market value at the time of the merger with HSBC. As a result, at December 31, 2003 gross unrealized losses had existed less than one year.

3.	Receivables

Receivables consisted of the following:

	June 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$53,599.9	$48,979.8
Auto finance	5,461.0	4,121.5
MasterCard(1)/Visa(1)	9,095.9	9,530.3
Private label	9,984.5	9,732.4
Personal non-credit card	10,495.0	9,643.5
Commercial and other	342.7	396.7

Total owned receivables	88,979.0	82,404.2
Purchase accounting fair value adjustments	316.5	360.2
Accrued finance charges	1,299.5	1,315.6
Credit loss reserve for owned receivables	(3,528.0)	(3,542.9)
Unearned credit insurance premiums and claims reserves	(391.0)	(457.1)
Interest-only strip receivables	662.9	902.4
Amounts due and deferred from receivable sales	169.6	256.7

Total owned receivables, net	87,508.5	81,239.1
Receivables serviced with limited recourse	21,837.8	25,078.2

Total managed receivables, net	$109,346.3	$106,317.3

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1.8 billion at June 30, 2004 and $2.2 billion at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $290.1 million at June 30, 2004 and $246.5 million at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

	June 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$175.3	$193.6
Auto finance	3,877.1	4,674.8
MasterCard/Visa	8,619.7	9,253.1
Private label	4,722.7	5,261.3
Personal non-credit card	4,443.0	5,695.4

Total	$21,837.8	$25,078.2

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	June 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$53,775.2	$49,173.4
Auto finance	9,338.1	8,796.3
MasterCard/Visa	17,715.6	18,783.4
Private label	14,707.2	14,993.7
Personal non-credit card	14,938.0	15,338.9
Commercial and other	342.7	396.7

Total	$110,816.8	$107,482.4

4.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,486.6	$3,296.6	$3,542.9	$3,156.9
Provision for credit losses	924.6	979.5	1,773.6	1,931.7
Charge-offs	(978.3)	(934.8)	(1,951.0)	(1,813.2)
Recoveries	81.4	59.8	149.6	112.2
Other, net	13.7	48.1	12.9	61.6

Credit loss reserves for owned receivables at June 30	3,528.0	3,449.2	3,528.0	3,449.2

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	2,027.9	1,648.8	2,246.3	1,638.3
Provision for credit losses	127.2	591.6	364.6	971.4
Charge-offs	(408.3)	(417.8)	(890.0)	(815.9)
Recoveries	22.7	22.1	48.6	40.9
Other, net	-	10.1	-	20.1

Credit loss reserves for receivables serviced with limited recourse at June 30	1,769.5	1,854.8	1,769.5	1,854.8

Credit loss reserves for managed receivables at June 30	$5,297.5	$5,304.0	$5,297.5	$5,304.0

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses of owned consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, consumer credit counseling accommodations, loan rewrites and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this is reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this is captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate is applied to receivables in all respective delinquency buckets, which increases the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing overall loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge-offs and delinquencies.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

5.	Intangible Assets

Intangible assets consisted of the following:

June 30, 2004	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,272.0	$198.8	$1,073.2
Retail services merchant relationships	270.1	68.2	201.9
Other loan related relationships	326.1	52.8	273.3
Trade names	700.0	-	700.0
Technology, customer lists and other contracts	281.0	77.6	203.4

Intangible assets	$2,849.2	$397.4	$2,451.8

December 31, 2003	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,272.0	$121.0	$1,151.0
Retail services merchant relationships	270.1	41.1	229.0
Other loan related relationships	326.1	33.8	292.3
Trade names	700.0	-	700.0
Technology, customer lists and other contracts	281.0	26.0	255.0

Intangible assets	$2,849.2	$221.9	$2,627.3

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,	(in millions)
2004	$318.8
2005	298.1
2006	290.7
2007	273.0
2008	199.6

6.	Goodwill

Since the one-year anniversary of our merger with HSBC was completed in the first quarter of 2004, no further merger-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our merger with HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.” During the second quarter of 2004, we increased our goodwill balance by approximately $11.9 million as a result of such changes in tax estimates.

7.	Income Taxes

Our effective tax rates were as follows:

Three months ended June 30:
2004 (successor)	33.1%
2003 (successor)	34.3
Six months ended June 30, 2004 (successor)	33.7
March 29 through June 30, 2003 (successor)	34.3
January 1 through March 28, 2003 (predecessor)	34.3

The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits.

8.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC, Household and subsidiaries of both HSBC and Household. The following tables present related party balances and the income and (expense) generated by related party transactions:

	June 30, 2004	December 31, 2003
	(in millions)
Assets/(Liabilities):
Derivative financial assets, net	$1,649.8	$1,793.2
Other assets	.5	.9
Due to affiliates:
HSBC and subsidiaries	(3,778.2)	(3,911.0)
Parent Company and other subsidiaries	1,758.7	1,281.7
Household Global Funding	462.6	527.6
Other liabilities	58.3	46.6

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Income/(Expense):
Interest:
HSBC and subsidiaries	$(14.0)	$(3.4)	$(25.6)	$(3.4)
Parent Company and other subsidiaries	6.0	3.1	11.1	4.3
Household Global Funding	6.9	(1.3)	14.3	(4.7)
HSBC Bank USA, National Association:
Real estate secured servicing revenues	3.3	-	5.6	-
Real estate secured sourcing, underwriting and pricing revenues	1.7	-	2.3	-
Other servicing, processing, origination and support revenues	2.4	-	3.4	-
HSBC Technology and Services (USA) Inc. (“HTSU”):
Technology and other services from HSBC affiliates	(176.5)	-	(338.3)	-
Rental revenue	8.4	-	16.1	-
Administrative services revenue	3.5	-	6.7	-
Other support services from HSBC affiliates	(5.4)	-	(7.9)	-
GM Card license fees paid	(12.1)	(11.6)	(24.1)	(23.3)
Allocated costs	(15.4)	(12.9)	(29.8)	(25.4)

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $56.7 billion at June 30, 2004 and $39.4 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $.4 billion at June 30, 2004 and $.5 billion at December 31, 2003.

In addition to funding received from HSBC and its subsidiaries, we periodically advance funds to Household and affiliates or receive amounts in excess of current requirements. Interest rates (both the underlying benchmark rate and credit spreads) on the advances are comparable to third party rates for debt with similar maturities.

In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA, National Association (“HSBC Bank USA”). Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from our correspondents. As of June 30, 2004, we were servicing $4.5 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $1.1 billion of real estate secured receivables purchased by HSBC Bank USA during the quarter and $1.5 billion year-to-date. These revenues have been recorded as other income.

Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income.

On July 1, 2004, Household Bank (SB), N.A. purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million. The receivables will continue to be owned by HSBC Bank USA. Future originations will be made by Household Bank (SB), N.A. and sold daily to HSBC Bank USA.

As part of ongoing integration efforts, HSBC has instituted certain changes to its North American organization structure. Among these initiatives was the creation of a new technology services company, HSBC Technology and Services (USA) Inc. (“HTSU”). Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by Household prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. As a result of these changes, operating expenses relating to services provided by HTSU, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses or other servicing and administrative expenses, are now reported as support services from HSBC affiliates. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. We also receive revenue from HTSU for certain office space which we have rented to them, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.

In addition, we utilize a related HSBC entity to underwrite substantially all ongoing debt issuances. Fees paid for such services totaled approximately $5.8 million for the six months ended June 30, 2004 and approximately $1.0 million for the period March 29 through June 30, 2003. These fees are amortized over the life of the related debt as a component of interest expense.

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

9.	New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on our financial position or results of operations.

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Household Finance Corporation (“HFC”) Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. Our results may differ materially from those noted in the forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements which involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important factors that may affect our actual results, see Cautionary Statement on Forward Looking Statements in Part I, Item 1 of our 2003 Form 10-K.

Executive Overview

Household Finance Corporation is a wholly-owned subsidiary of Household International, Inc. (“Household” or the “Parent Company”). Household is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HFC may also be referred to in MD&A as “we”, “us”, or “our”. Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the six months ended June 30, 2003, the “predecessor” period contributed $460.7 million of net income and the “successor” period contributed $394.8 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 to March 28, 2003) with the “successor” period (March 29 to June 30, 2003) to present “combined” results for the six months ended June 30, 2003.

In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

In measuring our results, management’s primary focus is on managed receivable growth and net income. Net income was $440.1 million for the quarter ended June 30, 2004, an increase of 14 percent compared to net income of $384.7 million in the prior year quarter. Net income for the first six months of 2004 was $992.3 million, a 16 percent increase over net income of $855.5 million for the first six months of 2003. The increases were primarily due to higher net interest income and lower provision for credit losses due to improving credit quality, partially offset by higher operating expenses and for the six month period, lower other revenues. The increase in net interest income was due to higher average receivables and for the six month period, lower funding costs including the impact of purchase accounting fair value adjustments. The increases were partially offset by lower yields on our receivables, particularly in real estate secured receivables. Other revenues decreased during the six month period due to reduced securitization activity partially offset by higher other income. Operating expenses increased due to receivable growth and for the six month period, higher amortization of intangibles which were established in connection with the HSBC merger. Amortization of purchase accounting fair value adjustments increased net income by $36.2 million for the quarter ended June 30, 2004, and $38.7 million for the six months ended June 30, 2004 compared to $93.7 million for the quarter ended June 30, 2003.

The financial information set forth below summarizes selected financial highlights of HFC as of June 30, 2004 and 2003 and for the three and six month periods ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Successor)	(Successor)	(Successor)	(Combined)
	(dollars are in millions)
Net income:	$440.1	$384.7	$992.3	$855.5
Owned Basis Ratios:
Return on average owned assets (“ROA”)	1.74%	1.60%	1.93%	1.83%
Return on average common shareholder’s equity (“ROE”)	12.1	12.6	13.9	15.1

Net interest income	8.30	8.89	8.13	8.22
Consumer net charge-off ratio, annualized	4.17	4.51	4.27	4.45
Efficiency ratio (1)	39.6	38.7	39.2	37.2
Managed Basis Ratios: (2)
Return on average managed assets (“ROMA”)	1.42%	1.29%	1.58%	1.47%
Net interest income	8.81	9.56	8.79	9.05
Consumer net charge-off ratio, annualized	4.73	5.07	4.91	4.99
Efficiency ratio (1)	37.8	31.4	36.7	31.3

	June 30, 2004	June 30, 2003
	(Successor)	(Successor)
	(dollars are in millions)
Receivables:
Owned basis	$88,979.0	$79,300.7
Managed basis (2)	110,816.8	102,320.5
Two-month-and-over contractual delinquency ratios:
Owned basis	4.57%	5.51%
Managed basis (2)	4.69	5.39

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Owned receivables were $89.0 billion at June 30, 2004, $83.4 billion at March 31, 2004 and $79.3 billion at June 30, 2003. Real estate secured receivables were the primary driver of the growth despite sales to HSBC Bank USA, National Association (“HSBC Bank USA”) in late 2003 and the first quarter of 2004. Real estate secured receivables reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003 and purchases of correspondent receivables directly by HSBC Bank USA of $1.1 billion in the second quarter of 2004 and $1.5 billion year-to-date, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables over both periods.

We previously reported that we intended to transfer substantially all of our private label credit card and General Motors and Union Privilege MasterCard and Visa portfolios to HSBC Bank USA in 2004. We planned to maintain the related customer account relationships and sell additional volume to HSBC Bank USA on a daily basis following the initial sale. We also reported that upon receipt of regulatory approvals we expected to adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for the MasterCard and Visa and private label credit card receivables which would remain on our balance sheet. Given the recent growth and funding needs of HSBC Bank USA, we expect HSBC Bank USA will apply for approval to acquire only the private label portfolio in 2004. We, and HSBC Bank USA, will consider potential transfers of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based upon continuing evaluations of capital and liquidity at each entity.

The private label receivables we expect to sell to HSBC Bank USA by year-end will have a principal balance of approximately $11 billion ($15 billion on a managed basis). Upon receipt of regulatory approval for transfer of the private label portfolio, we will, however, adopt charge-off and account management policies in accordance with FFIEC guidelines for our entire private label and MasterCard and Visa portfolios. Following the transfer of the private label portfolio, we expect our net interest income and fee income will be substantially reduced, but our other income will substantially increase as we record gains from the initial and continuing sales of private label receivables in the future. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. As a result, it is not possible to quantify the impact of these actions at this time. Additional information on the financial impact of the proposed transfer will be reported as the regulatory approval process progresses and the amount becomes quantifiable.

Our owned basis two-months-and-over-contractual delinquency ratio, including dollars of delinquency, decreased compared to both the prior quarter and the prior year quarter. The decrease is consistent with the improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations.

Net charge-offs as a percentage of average consumer receivables for the June 2004 quarter decreased over the March 2004 and prior year quarter as the lower delinquency levels we have been experiencing are beginning to have an impact on charge-off. Also contributing to the decrease in net charge-offs compared to the prior year quarter was a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio.

During the first six months of 2004, we became less reliant on third party debt and initial securitization levels as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA to assist in the funding of our businesses. Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $140 million for the first six months of 2004 and less than $30 million for the prior-year period compared to the funding costs we would have incurred using average spreads from the first half of 2002.

Securitization of consumer receivables has been, and will continue to be, a source of funding and liquidity for us. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we intend to structure all new funding utilizing receivables as collateral as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we may continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a short period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity will reduce our reported net income under U.S. GAAP. There will be no impact, however, on cash received from operations or on U.K. GAAP reported results.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A is presented on an owned basis of reporting.

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through June 30, 2003) to present “combined” results for the six months ended June 30, 2003.

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

When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statement of income into the appropriate caption. Additionally, charge-off and delinquency associated with these receivables are included in our managed basis credit quality statistics.

Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As our securitized levels fall over time, managed basis and owned basis results will eventually converge and we will only report owned basis results.

Equity Ratios  Tangible shareholder’s equity to tangible managed assets (“TETMA”) is a non-GAAP financial measure that is used by HFC management to evaluate capital adequacy. This ratio may differ from similarly named measures presented by other companies. The most directly comparable GAAP financial measure is common equity to owned assets.

We also monitor our equity ratios excluding the impact of purchase accounting adjustments. We do so because we believe that the purchase accounting adjustments represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations.

Because they include investor obligations to purchase HSBC ordinary shares in 2006, our Adjustable Conversion-Rate Equity Security Units, which exclude purchase accounting adjustments, are considered equity in the TETMA calculation.

Quantitative Reconciliations of Non-GAAP Financial Measures to GAAP Financial Measures  For a reconciliation of managed basis net interest income, fee income and provision for credit losses to the comparable owned basis amounts, see “Segment Results—Managed Basis” in this MD&A. For a reconciliation of our owned loan portfolio by product to our managed loan portfolio, see Note 3, “Receivables,” to the accompanying consolidated financial statements. For additional quantitative reconciliations of non-GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to GAAP Financial Measures.”

Receivable Review

The following table summarizes owned receivables at June 30, 2004 and increases (decreases) over prior periods:

		Increase (decrease) from
	June 30, 2004	March 31, 2004		June 30, 2003
		$	%	$	%
	(dollars are in millions)
Real estate secured	$53,599.9	$3,529.6	7%	$5,840.5	12%
Auto finance	5,461.0	522.4	11	2,880.5	112
MasterCard(1)/Visa(1)	9,095.9	(74.1)	(1)	1,519.7	20
Private label	9,984.5	1,103.6	12	435.5	5
Personal non-credit card(2)	10,495.0	543.6	5	(915.1)	(8)
Commercial and other	342.7	(36.2)	(10)	(82.8)	(19)

Total owned receivables	$88,979.0	$5,588.9	7%	$9,678.3	12%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
(2)	Personal non-credit card receivables are comprised of the following:

	June 30, 2004	March 31, 2004	June 30, 2003
	(in millions)
Domestic personal non-credit card	$6,510.4	$5,926.6	$6,696.6
Union Plus personal non-credit card	576.6	640.4	862.0
Personal homeowner loans	3,408.0	3,384.4	3,851.5

Total personal non-credit card	$10,495.0	$9,951.4	$11,410.1

Receivable increases (decreases) since June 30, 2003  Driven by growth in our correspondent business, real estate secured receivables increased over the year-ago period despite sales to HSBC Bank USA. Real estate secured receivables reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003, as well as HSBC Bank USA’s purchase of receivables directly from correspondents totaling $1.1 billion in the second quarter of 2004 and $1.5 billion year-to-date, a portion of which we otherwise would have purchased. Growth in real estate secured receivables was supplemented by purchases from a previously dormant correspondent relationship which totaled $1.3 billion in the second quarter of 2004. Real estate secured receivable levels in our branch-based consumer lending business continue to improve, as sales volumes remain higher than the first half of 2003 and we continue to emphasize real estate secured loans in our branches. Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network and strategic alliances established during 2003 and lower securitization levels. MasterCard and Visa receivables reflect $.9 billion in portfolio acquisitions during 2003 and organic growth especially in our GM and subprime portfolios. Growth in private label receivables reflects a $.5 billion portfolio acquisition in the second quarter of 2004 and organic growth through existing merchants which was partially offset by securitization activity. Personal non-credit card receivables declined over the year-ago period as we decreased the size of this portfolio through tightened underwriting in our branches and decreased marketing in our branches and Union Plus portfolio. The decline was partially offset by lower securitization levels.

Receivable increases (decreases) since March 31, 2004  Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Growth in our private label portfolio reflects a $.5 billion portfolio acquisition and lower securitization levels. Growth in our auto finance and personal non-credit card portfolios reflect lower levels of securitizations. Auto finance receivables also increased due to new originations from our dealer network.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.

Net interest income  The following table summarizes net interest income:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$2,398.4	$2,296.2	$102.2	4.5%
Interest expense	510.3	457.5	52.8	11.5

Net interest income	$1,888.1	$1,838.7	$49.4	2.7%

Net interest income as a percent of average interest-earning assets, annualized	8.30%	8.89%

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$4,683.5	$4,630.8	$52.7	1.1%
Interest expense	1,021.0	1,256.2	(235.2)	(18.7)

Net interest income	$3,662.5	$3,374.6	$287.9	8.5%

Net interest income as a percent of average interest-earning assets, annualized	8.13%	8.22%

The increase in dollars of net interest income during the quarter was due to higher average receivables, partially offset by lower yields on our receivables, particularly real estate secured receivables. The year-to-date increase was due to higher average receivables and lower funding costs, including the impact of purchase accounting fair value adjustments, partially offset by lower yields. The lower yields reflect reduced pricing including higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans. The HSBC merger-related purchase accounting adjustments include both amortization of fair value adjustments to our external debt obligations, including derivative financial instruments (which reduced interest expense), and to our receivables (which reduced finance income). Net interest income for the quarter, excluding amortization of purchase accounting adjustments, which totaled $155.2 million in 2004 and $253.5 million in 2003, was $1.7 billion in 2004 and $1.6 billion in 2003. For the six month periods, net interest income excluding amortization of purchase accounting adjustments, which totaled $315.5 million in 2004 and $259.4 million in 2003, was $3.3 billion in 2004 and $3.1 billion in 2003.

Net interest income as a percentage of average interest earning assets declined during both the quarter and year-to-date period. As discussed above, lower yields on our receivables drove the decreases in both periods. For the six months, lower yields were partially offset by lower funding costs, including the impact of purchase accounting fair value adjustments.

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2.5 billion in the three months ended June 30, 2004, flat compared to managed basis net interest income of $2.5 billion in the three months ended June 30, 2003. For the six months ended June 30, 2004, managed basis net interest income was $5.0 billion, up 6.4 percent from $4.7 billion in the six months ended June 30, 2003. Net interest income as a percent of average managed interest-earning assets, annualized, was 8.81 percent in the current quarter and 8.79 percent year-to-date, compared to 9.56 and 9.05 percent in the year-ago periods. As discussed above, the decreases were due to lower yields on our receivables, particularly in real estate secured receivables, partially offset in the year-to-date period by lower funding costs, including the impact of purchase accounting fair value adjustments. Net interest income as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses  The following table summarizes provision for credit losses:

			Increase (Decrease)
	2004	2003	Amount	%
	(dollars are in millions)
Three months ended June 30	$924.6	$979.5	$(54.9)	(5.6)%
Six months ended June 30	1,773.6	1,931.7	(158.1)	(8.2)

Improving credit quality, partially offset by receivable growth, contributed to the decreases in the provision for credit losses. The provision as a percent of average owned receivables, annualized, was 4.28 percent in the current quarter and 4.19 percent year-to-date, compared to 5.03 percent in both prior year periods. We recorded provision for owned credit losses $27.7 million greater than net charge-offs in the second quarter of 2004 and $27.8 million less than net charge-offs year-to-date. In the first quarter of 2004, provision for owned credit losses was less than net charge-off as receivable levels remained flat and credit quality improved. During the second quarter of 2004, the provision for owned credit losses was greater than net charge-offs due to receivable growth, partially offset by continued improvement is asset quality. Net charge-off dollars for the six-month period ended June 30, 2004 increased compared to the prior year period as higher delinquencies in the prior year due to adverse economic conditions migrated to charge-off. In 2003, we recorded provision for owned credit losses greater than net charge-offs of $104.5 million during the second quarter and $230.7 million during the first six months of 2003. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 4, “Credit Loss Reserves” to the accompanying consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues  The following table summarizes other revenues:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$249.1	$273.1	$(24.0)	(8.8)%
Insurance revenue	121.5	124.5	(3.0)	(2.4)
Investment income	25.1	31.5	(6.4)	(20.3)
Fee income	223.2	207.9	15.3	7.4
Other income	171.7	153.8	17.9	11.6

Total other revenues	$790.6	$790.8	$(.2)	-

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$587.9	$694.5	$(106.6)	(15.3)%
Insurance revenue	248.6	247.3	1.3	.5
Investment income	61.5	108.5	(47.0)	(43.3)
Fee income	471.0	478.0	(7.0)	(1.5)
Other income	486.4	398.6	87.8	22.0

Total other revenues	$1,855.4	$1,926.9	$(71.5)	(3.7)%

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$22.3	$32.3	$(10.0)	(31.0)%
Net replenishment gains(1)	107.4	126.3	(18.9)	(15.0)
Servicing revenue and excess spread	119.4	114.5	4.9	4.3

Total	$249.1	$273.1	$(24.0)	(8.8)%

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$25.2	$67.6	$(42.4)	(62.7)%
Net replenishment gains(1)	227.2	255.1	(27.9)	(10.9)
Servicing revenue and excess spread	335.5	371.8	(36.3)	(9.8)

Total	$587.9	$694.5	$(106.6)	(15.3)%

(1)	Net of our estimate of probable credit losses under the recourse provisions

The decreases in securitization revenue were due to decreases in the level and mix of receivables securitized during 2004 as a result of the use of alternative funding sources and for the six month period lower excess spread which included amortization of purchase accounting fair value adjustments to our interest-only strip receivables. Securitization revenue in the second quarter also reflects an increase in estimated losses on securitized receivables at auto finance. Securitization revenue will vary each period based on the level and mix of receivables securitized in that particular period (which will impact the gross initial gains and related estimated probable credit losses under the recourse provisions). It is also affected by the overall level and mix of previously securitized receivables (which will impact servicing revenue and excess spread). The estimate for probable credit losses for securitized receivables is also impacted by the level and mix of current period securitizations because, depending upon loss estimates and severities, securitized receivables with longer lives may result in higher over-the-life losses than receivables securitized with shorter lives. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we intend to structure all new funding utilizing receivables as collateral as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we may continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a short period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity will reduce our reported net income under U.S. GAAP. There will be no impact, however, on cash received from operations or on U.K. GAAP reported results.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $174.1 million in the current quarter and $283.0 million year-to-date, compared to $179.3 and $216.8 million in the year-ago periods as securitized receivables decreased.

Insurance revenue remained flat during both periods.

Investment income, which includes income on securities available for sale in our insurance business as well as realized gains and losses from the sale of securities, decreased in both periods due to lower yields. Lower gains from security sales and the amortization of purchase accounting adjustments also contributed to the decrease for the six month period.

Fee income, which includes revenues from fee-based products such as credit cards, increased during the quarter due to higher credit card fees. For the six month period, higher credit card fees were more than offset by higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See “Segment Results – Managed Basis” in MD&A for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, increased in both periods due to higher revenues from our mortgage and commercial operations, including a gain in the quarter of $79.3 million associated with the partial sale of a real estate investment. The increases were partially offset by lower derivative income. In the second quarter of 2003, we recorded income of $74.4 million due to the discontinuation of the shortcut method of accounting for our interest rate swaps as a result of the merger with HSBC. The increase in the six month period also reflects higher revenues from our tax refund lending business which was primarily due to lower funding costs as a result of the HSBC merger.

Costs and Expenses  As discussed earlier, effective January 1, 2004, our technology services employees were transferred to HSBC Technology and Services (USA) Inc. (“HTSU”). As a result, operating expenses relating to information technology as well as certain item processing and statement processing activities, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses, or other servicing and administrative expenses are now billed to us by HTSU and reported as support services from HSBC affiliates. Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC.

The following table summarizes total costs and expenses:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$352.5	$404.4	$(51.9)	(12.8)%
Sales incentives	86.6	78.5	8.1	10.3
Occupancy and equipment expenses	57.5	80.3	(22.8)	(28.4)
Other marketing expenses	125.8	130.2	(4.4)	(3.4)
Other servicing and administrative expenses	163.6	220.6	(57.0)	(25.8)
Support services from HSBC affiliates	181.9	—	181.9	100.0
Amortization of intangibles	69.3	72.2	(2.9)	4.0
Policyholders’ benefits	59.0	78.5	(19.5)	(24.8)

Total costs and expenses	$1,096.2	$1,064.7	$31.5	3.0%

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$728.2	$795.2	$(67.0)	(8.4)%
Sales incentives	156.9	114.6	42.3	36.9
Occupancy and equipment expenses	117.9	160.9	(43.0)	(26.7)
Other marketing expenses	250.6	262.1	(11.5)	(4.4)
Other servicing and administrative expenses	336.1	496.6	(160.5)	(32.3)
Support services from HSBC affiliates	346.2	-	346.2	100.0
Amortization of intangibles	175.5	86.2	89.3	100 +
Policyholders’ benefits	137.0	152.0	(15.0)	(9.9)

Total costs and expenses	$2,248.4	$2,067.6	$180.8	8.7%

The following table summarizes our owned basis efficiency ratio:

	2004	2003
Three months ended June 30	39.6%	38.7%
Six months ended June 30	39.2	37.2

The increases in the 2004 efficiency ratios over the 2003 ratios were primarily attributable to an increase in expenses, as well as lower securitization revenue. The year-to-date period increase also reflects higher intangible amortization.

Salaries and employee benefits decreased primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and fringe benefits increased $6.1 million for the quarter and $43.7 million year-to-date as a result of increases in substantially all of our business units. For the six month period, these increases were partially offset by decreases in employee benefit expenses as a result of non-recurring expenses incurred in the first quarter of 2003 in conjunction with the merger.

Sales incentives increased in both periods. The increase in the quarter was due to increases in our mortgage services business. The year-to-date increase also reflects higher volumes in our branches.

Occupancy and equipment expenses decreased in both periods primarily due to the formation of HTSU as discussed above.

Other marketing expenses decreased in both periods primarily due to decreased credit card marketing.

Other servicing and administrative expenses decreased primarily due to the transfer of certain item processing and statement processing services to HTSU. The decreases were partially offset by higher systems costs due to growth, higher consulting costs and increased REO costs due to higher volumes.

Support services from HSBC affiliates includes the following:

	Three months ended June 30, 2004	Six months ended June 30, 2004
	(in millions)
Technology and other services charged to us by HTSU	$176.5	$338.3
Support services, banking services and other miscellaneous expenses for services provided by subsidiaries of HSBC	5.4	7.9

Amortization of intangibles was essentially flat during the quarter. The increase in the six-month period reflects higher amortization of intangibles established in conjunction with the HSBC merger.

Policyholders’ benefits decreased in both periods as a result of lower expenses. For the six-month period, the decrease was partially offset by higher amortization of fair value adjustments related to our insurance business.

Segment Results – Managed Basis

We have one reportable segment, Consumer, which consists of our consumer lending, mortgage services, retail services, credit card services and auto finance business. Effective January 1, 2004, our direct lending business, which has previously been reported in our “All Other” caption, was consolidated into our consumer lending business and as a result is now included in our Consumer segment. Prior periods have not been restated as the impact was not material. There have been no other changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2003 Form 10-K.

We monitor the operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. We manage and evaluate our operations on a managed basis because the receivables that we securitize are subjected to underwriting standards comparable to our owned portfolio, are serviced by operating personnel without regard to ownership and result in a similar credit loss exposure for us. In addition, we fund our operations, review our operating results, and make decisions about allocating resources such as employees and capital on a managed basis. When reporting on a managed basis, net interest income, provision for credit losses and fee income related to receivables securitized are reclassified from securitization revenue in our owned statement of income into the appropriate caption.

Consumer Segment  The following table summarizes results for our Consumer segment:

			Increase (Decrease)
Three months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$385.5	$274.4	$111.1	40.5%
Net interest income	2,453.1	2,294.3	158.8	6.9
Fee income	420.3	374.5	45.8	12.2
Other revenues, excluding fee income	(265.8)	210.6	(476.4)	(100+ )
Intersegment revenues	31.9	37.2	(5.3)	(14.2)
Provision for credit losses	1,052.4	1,566.2	(513.8)	(32.8)
Total costs and expenses	942.1	873.2	68.9	7.9
Receivables	110,483.3	101,366.4	9,116.9	9.0
Assets	115,114.0	106,349.2	8,764.8	8.2
Net interest income as a percent of average interest-earning assets, annualized	8.81%	8.90%	-	-
Return on average managed assets	1.37	1.05	-	-

			Increase (Decrease)
Six months ended June 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$848.2	$623.6	$224.6	36.0%
Net interest income	4,871.7	4,529.2	342.5	7.6
Fee income	864.3	798.7	65.6	8.2
Other revenues, excluding fee income	(392.5)	284.9	(677.4)	(100+ )
Intersegment revenues	62.0	71.7	(9.7)	(13.5)
Provision for credit losses	2,139.1	2,897.2	(758.1)	(26.2)
Total costs and expenses	1,856.9	1,718.1	138.8	8.1
Net interest income as a percent of average interest-earning assets, annualized	8.79%	8.88%	-	-
Return on average managed assets	1.51	1.20	-	-

Our Consumer segment reported higher net income in both periods. Increases in net interest income as well as fee income and decreases in provision for credit losses were partially offset by higher operating expenses and substantially lower other revenues, excluding fee income. Net interest income and fee income increased primarily due to higher receivable levels. Net interest income as a percent of average interest-earning assets, annualized, decreased primarily due to lower yields on real estate secured receivables as a result of reduced pricing and higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans. Our auto finance business also reported lower net interest income as a percent of average interest-earning assets as we have targeted lower yielding but higher credit quality customers. Other revenues, excluding fee income, decreased as a result of a $485.6 million decline in securitization revenue during the quarter and $733.2 million year-to-date as a result of a decline in receivables securitized, including higher run-off. Initial securitization levels were much lower in 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in the funding of our operations. Operating expenses increased as the result of additional operating costs to support the increased receivable levels including higher salaries and sales incentives.

During the first six months of 2004, we experienced improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased in both the quarter and year-to-date periods as a result of improving credit quality and changes in securitization levels. Partially offsetting the decrease in managed loss provision was an increase in estimated losses on securitized receivables at auto finance during the second quarter. Although we experienced higher net charge-offs in our owned portfolio during the first six months of 2004 as a result of higher delinquency levels in prior quarters, our overall owned provision for credit losses was lower than net charge-offs because charge-offs are a lagging indicator of changes in credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors, including changes in securitization levels, resulted in a decrease in managed loss reserves as net charge-offs were greater than the provision for credit losses by $229.3 million for the quarter and $502.1 million year-to-date. For 2003, we increased managed loss reserves by recording loss provision greater than net charge-offs of $298.5 million for the quarter and $426.4 million year-to-date.

Managed receivables increased 3.9 percent compared to $106.3 billion at March 31, 2004. Growth during the quarter was driven by higher real estate secured receivables in both our correspondent and branch-based consumer lending businesses which was partially offset by $1.1 billion of correspondent receivables purchased directly by HSBC Bank USA (a portion of which we otherwise would have purchased). Growth in our correspondent business was supplemented by purchases from a previously dormant correspondent relationship which totaled $1.3 billion in the quarter. We also experienced solid growth in auto finance receivables though our dealer network as well as in private label receivables which included a $.5 billion portfolio acquisition during the quarter. This growth was partially offset by lower MasterCard and Visa receivables due to higher payments being made by customers as a result of an improved economy, the run-off of promotional balances in our General Motors and Union Privilege portfolios and the continued liquidation of previously acquired portfolios.

Compared to June 30, 2003, managed receivables increased 9.0 percent. Receivable growth was strongest in our real estate secured portfolio despite sales to HSBC Bank USA. Real estate secured receivables reflect sales to HSBC Bank USA totaling $3.7 billion and $1.5 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Real estate growth also benefited from purchases associated with a previously dormant correspondent relationship as discussed above. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network and strategic alliances established during 2003. Increases in private label receivables were the result of portfolio acquisitions as well as organic growth. Growth in MasterCard and Visa receivables was largely attributable to portfolio acquisitions in 2003 totaling $.9 billion and organic growth in our GM and subprime portfolios. Personal non-credit card receivables declined as we reduced the size of this portfolio through tightened underwriting and decreased marketing in our branches.

The increase in return on average managed assets (“ROMA”) reflects higher net income as discussed above.

Reconciliation of Managed Basis Segment Results  Income statement information included in the table for the six months ended June 30, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to June 30, 2003 (the “successor period”) in order to present “combined” financial results for the six months ended June 30, 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the six months ended June 30, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.

Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

	Consumer	All Other	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
	(in millions)
Three months ended June 30, 2004
Net interest income	$2,453.1	$47.9	$-		$2,501.0	$(612.9	)(4)	$1,888.1
Fee income	420.3	.9	-		421.2	(198.0	)(4)	223.2
Other revenues, excluding fee income	(265.8)	183.8	(34.2	)(1)	(116.2)	683.6	(4)	567.4
Intersegment revenues	31.9	2.3	(34.2	)(1)	-	-		-
Provision for credit losses	1,052.4	(1.1)	.6	(2)	1,051.9	(127.3	)(4)	924.6
Total costs and expenses	942.1	154.1	-		1,096.2	-		1,096.2
Net income	385.5	76.8	(22.2)		440.1	-		440.1
Receivables	110,483.3	333.5	-		110,816.8	(21,837.8	)(5)	88,979.0
Assets	115,114.0	18,554.4	(8,009.9	)(3)	125,658.5	(21,837.8	)(5)	103,820.7

Three months ended June 30, 2003
Net interest income	$2,294.3	$225.8	$-		$2,520.1	$(681.4	)(4)	$1,838.7
Fee income	374.5	1.9	-		376.4	(168.5	)(4)	207.9
Other revenues, excluding fee income	210.6	154.1	(40.1	)(1)	324.6	258.3	(4)	582.9
Intersegment revenues	37.2	2.9	(40.1	)(1)	-	-		-
Provision for credit losses	1,566.2	2.9	2.0	(2)	1,571.1	(591.6	)(4)	979.5
Total costs and expenses	873.2	191.5	-		1,064.7	-		1,064.7
Net income	274.4	137.0	(26.7)		384.7	-		384.7
Receivables	101,366.4	954.1	-		102,320.5	(23,019.8	)(5)	79,300.7
Assets	106,349.2	21,340.5	(8,193.5	)(3)	119,496.2	(23,019.8	)(5)	96,476.4

Six months ended June 30, 2004
Net interest income	$4,871.7	$116.1	$-		$4,987.8	$(1,325.3	)(4)	$3,662.5
Fee income	864.3	1.9	-		866.2	(395.2	)(4)	471.0
Other revenues, excluding fee income	(392.5)	487.8	(66.7	)(1)	28.6	1,355.8	(4)	1,384.4
Intersegment revenues	62.0	4.7	(66.7	)(1)	-	-		-
Provision for credit losses	2,139.1	(1.9)	1.1	(2)	2,138.3	(364.7	)(4)	1,773.6
Total costs and expenses	1,856.9	391.5	-		2,248.4	-		2,248.4
Net income	848.2	187.3	(43.2)		992.3	-		992.3

Six months ended June 30, 2003
Net interest income	$4,529.2	$211.0	$-		$4,740.2	$(1,365.6	)(4)	$3,374.6
Fee income	798.7	3.1	-		801.8	(323.8	)(4)	478.0
Other revenues, excluding fee income	284.9	522.5	(76.5	)(1)	730.9	718.0	(4)	1,448.9
Intersegment revenues	71.7	4.8	(76.5	)(1)	-	-		-
Provision for credit losses	2,897.2	2.6	3.3	(2)	2,903.1	(971.4	)(4)	1,931.7
Total costs and expenses	1,718.1	349.5	-		2,067.6	-		2,067.6
Net income	623.6	282.9	(51.0)		855.5	-		855.5

(1)	Eliminates intersegment revenues.
(2)	Eliminates bad debt recovery sales between operating segments.
(3)	Eliminates investments in subsidiaries and intercompany borrowings.
(4)	Reclassifies net interest margin, fee income and provision for credit losses relating to securitized receivables to other revenues.
(5)	Represents receivables serviced with limited recourse.

Credit Quality

Subject to receipt of regulatory approvals, we intend to transfer our private label credit card portfolio to HSBC Bank USA. Contingent upon receiving regulatory approval for this asset transfer, we will adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our entire private label and MasterCard and Visa portfolios. See “Executive Overview” for further discussion.

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percent of net charge-offs in developing our loss reserve estimates. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. See Note 3, “Receivables,” in the accompanying consolidated financial statements for receivables by product type and Note 4, “Credit Loss Reserves,” for our credit loss reserve methodology and an analysis of changes in the credit loss reserves.

The following table summarizes owned basis credit losses:

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Owned credit loss reserves	$3,528.0	$3,486.6	$3,449.2
Reserves as a percent of:
Receivables	3.96%	4.18%	4.35%
Net charge-offs(1)	98.3	96.4	98.5
Nonperforming loans	107.1	99.6	97.0

(1)	Quarter-to-date, annualized

During the quarter ended June 30, 2004, credit loss reserves increased as the provision for owned credit losses was $27.7 million greater than net charge-offs reflecting growth in our loan portfolio, partially offset by improved asset quality. In the quarter ended June 30, 2003, provision for owned credit losses was $104.5 million greater than net charge-offs. Reserve levels at June 30, 2004 reflect the factors discussed above.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Managed credit loss reserves	$5,297.5	$5,514.5	$5,304.0
Reserves as a percent of:
Receivables	4.78%	5.17%	5.18%
Net charge-offs(1)	103.3	101.3	104.4
Nonperforming loans	126.0	122.5	118.4

(1)	Quarter-to-date, annualized

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency—Owned Basis

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	June 30, 2004	March 31, 2004	June 30, 2003
Real estate secured	3.37%	3.88%	4.27%
Auto finance	2.12	1.68	2.48
MasterCard/Visa	6.38	6.40	6.90
Private label	5.41	6.04	6.06
Personal non-credit card	9.57	10.54	10.00

Total	4.57%	5.05%	5.51%

Total owned delinquency decreased $148.5 million and 48 basis points compared to the prior quarter. This decrease is consistent with improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. The overall decrease in our real estate secured portfolio reflects receivable growth and improved collection efforts which were partially offset by the seasoning and maturation of the portfolio. The decrease in private label delinquency reflects improved underwriting, collections and credit models. The decrease in personal non-credit card delinquency reflects the positive impact of tightened underwriting and reduced marketing in our branches as well as improved collection efforts. The increase in auto finance delinquency reflects normal seasonal patterns and a temporary impact due to changes in collections.

Compared to a year ago, total delinquency decreased $299.8 million and 94 basis points as all products reported lower delinquency levels. The improvements are generally the result of improvements in the economy and better underwriting.

Net Charge-offs of Consumer Receivables—Owned Basis

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	June 30, 2004	March 31, 2004	June 30, 2003
Real estate secured	1.07%	1.18%	1.04%
Auto finance	3.05	4.65	5.29
MasterCard/Visa	11.18	9.78	12.49
Private label	5.73	6.10	7.06
Personal non-credit card	12.72	13.57	11.04

Total	4.17%	4.37%	4.51%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.52%	1.69%	1.49%

Net charge-offs decreased 20 basis points compared to the quarter ended March 31, 2004 as the lower delinquency levels we have been experiencing due to an improving economy are beginning to have an impact on charge-offs. The decrease in auto finance net charge-offs reflects a normal seasonal pattern related to higher charge-offs in the first quarter. The increase in our MasterCard and Visa portfolio is primarily attributable to seasonal trends and the effect of a lower average receivable level. In addition to economic conditions, the decrease in our personal non-credit card portfolio is a result of improved credit quality and portfolio stabilization.

Total net charge-offs for the current quarter decreased from June 2003 net charge-offs levels due to an improving economy and a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio. In addition, auto finance, MasterCard and Visa and private label reported lower net charge-off levels generally as a result of receivable growth and better underwriting, including both improved modeling and improved credit quality of originations. Auto finance net charge-offs also reflect improved used auto prices which resulted in lower loss severities. The increase in our personal non-credit card portfolio reflects maturation of the portfolio as well as reduced originations.

Owned Nonperforming Assets

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Nonaccrual receivables	$2,475.8	$2,655.9	$2,740.8
Accruing consumer receivables 90 or more days delinquent	817.2	843.9	813.3

Total nonperforming receivables	3,293.0	3,499.8	3,554.1
Real estate owned	620.7	652.5	482.2

Total nonperforming assets	$3,913.7	$4,152.3	$4,036.3

Credit loss reserves as a percent of nonperforming receivables	107.1%	99.6%	97.0%

Compared to March 31, 2004, the decrease in nonaccrual receivables and total nonperforming assets is primarily attributable to a decrease in our real estate secured portfolio due to improved credit quality and collection efforts. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and private label credit card receivables, consistent with industry practice.

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. If the account subsequently experiences payment defaults, it will again become contractually delinquent. As summarized in the tables that follow, in the third quarter of 2003, we implemented certain changes to our restructuring policies. These changes are intended to eliminate and/or streamline exception provisions to our existing policies and are generally effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are not subject to the revised restructure and customer account management policies. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy by mortgage services has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies in the future. The changes have not had, and are not expected to have a significant impact on our business model or on our results of operations as these changes are generally being phased in as new receivables are originated or acquired.

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

Our restructuring policies and practices vary by product and are described in the table that follows. The fact that the restructuring criteria may be met for a particular account does not require us to restructure that account, and the extent to which we restructure accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be restructured without receipt of a payment in certain special circumstances (e.g., upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). We use account restructuring as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.

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

HISTORICAL RESTRUCTURING POLICIES AND PRACTICES(1),(2)	RESTRUCTURING POLICIES AND PRACTICES FOLLOWING CHANGES IMPLEMENTED IN THE THIRD QUARTER 2003(1),(2)
Real estate secured	Real estate secured
Real Estate – Overall	Real Estate – Overall

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

•      Except for bankruptcy reaffirmation and filed Chapter 13 plans, accounts will generally not be restructured more than once in a 12 month period

•      Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment(3)

Real Estate - Consumer Lending • Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment	Real Estate - Mortgage Services(4) • Accounts will generally not be eligible for restructure until nine months after origination and six months after acquisition

Auto finance	Auto finance

•      Accounts may be extended if we receive one qualifying payment within the 60 days preceding the extension

•      Accounts may be extended no more than three months at a time and by no more than three months in any 12-month period

•      Extensions are limited to six months over the contractual life

•      Accounts that have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

•      Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with a bankruptcy court

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

•      Accounts will not be eligible for extension until on the books for at least six months

•      Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be restructured upon receipt of a signed reaffirmation agreement

•      Accounts whose borrowers are subject to a Chapter 13 plan may be restructured upon filing of the plan with a bankruptcy court

HISTORICAL RESTRUCTURING POLICIES AND PRACTICES(1),(2)	RESTRUCTURING POLICIES AND PRACTICES FOLLOWING CHANGES IMPLEMENTED IN THE THIRD QUARTER 2003(1),(2)

MasterCard and Visa	MasterCard and Visa

•      Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment.

•      Generally, accounts may be restructured once every six months

•      Typically, accounts qualify for restructuring if we receive two or three qualifying payments prior to the restructure, but accounts in approved external debt management programs may generally be restructured upon receipt of one qualifying payment.

•      Generally, accounts may be restructured once every six months

Private label	Private label

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

Personal non-credit card	Personal non-credit card

•      Accounts may be restructured if we receive one qualifying payment within the 60 days preceding the restructure; may restructure accounts in a hardship/disaster/strike situation with one qualifying payment or no payments

•      If an account has never been more than 90 days delinquent, it may be generally restructured up to three times per year

•      If an account has ever been more than 90 days delinquent, generally it may be restructured with one qualifying payment no more than four times over its life; however, generally the account may thereafter be restructured if two qualifying payments are received

•      Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be restructured; disaster may be restructured with no payments

•      Accounts may be restructured upon receipt of two qualifying payments within the 60 days preceding the restructure

•      Accounts will be limited to one restructure every six months

•      Accounts will be limited to four restructures in a rolling 60 month period

•      Accounts will not be eligible for restructure until six months after origination

(1)	We employ account restructuring and other customer account management policies and practices as flexible customer account management tools. In addition to variances in criteria by product, criteria may also vary within a product line (for example, in our private label credit card business, criteria may vary from merchant to merchant). Also, we continually review our product lines and assess restructuring criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account restructuring policies or practices provided in this table should be taken only as general guidance to the restructuring approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be restructured, that every account meeting these criteria will in fact be restructured or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	Generally, policy changes will not be applied to the entire portfolio on the date of implementation and may be applied to new, or recently originated or acquired accounts. However, for ease of administration, in the third quarter of 2003 our mortgage services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy has the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. Resetting these counters will not impact the ability of mortgage services to report historical restructure statistics. Other business units may also elect to adopt uniform policies. Unless otherwise noted, the revisions to the restructure policies and practices implemented in the third quarter 2003 will generally be applied only to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. The changes have not had, and are not expected to have a significant impact on our business model or results of operations as these changes are generally being phased in as receivables are originated or acquired.

(3)	Our mortgage services business implemented this policy for all accounts effective March 1, 2004.

(4)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

In addition to our restructuring policies and practices, we employ other customer account management techniques, which we typically use on a more limited basis, that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, modifications, loan rewrites and/ or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. These actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an extra amount in connection with making future payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or restructuring statistics.

The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. We also stated that we continue to enhance our ability to capture and segment restructure data across all business units. In the tables that follow, the restructure statistics presented for June 30, 2004 have been compiled using enhanced systemic counters and refined assumptions and estimates. As a result of the systems enhancements, for June 30, 2004 and subsequent periods we exclude from our reported statistics loans that had been reported as contractually delinquent that have been reset to a current status because we have determined that the loan should not have been considered delinquent (e.g., payment application processing errors). Statistics reported for all periods prior to June 30, 2004 include such loans. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about our business based solely on data or information regarding account restructuring statistics or policies.

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Total Restructured by Restructure Period – Managed Basis(1)
Never restructured	86.1%	84.7%	83.7%
Restructured:
Restructured in the last 6 months	4.8	6.2	7.2
Restructured in the last 7–12 months	4.0	3.9	3.8
Previously restructured beyond 12 months	5.1	5.2	5.3

Total ever restructured	13.9	15.3	16.3

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Managed Basis(1)
Real estate secured	$8,884.8	$9,506.0	$9,225.0
Auto finance	1,304.3	1,255.0	1,360.1
MasterCard/Visa	639.4	504.6	579.6
Private label	830.2	990.0	1,146.3
Personal non-credit card	3,726.6	3,913.3	4,202.3

Total	$15,385.3	$16,168.9	$16,513.3

(As a percent of managed receivables)
Real estate secured	16.5%	18.9%	19.2%
Auto finance	14.0	13.9	17.3
MasterCard/Visa	3.6	2.8	3.5
Private label	5.6	7.0	8.3
Personal non-credit card	25.0	26.3	26.8

Total	13.9%	15.3%	16.3%

(1)	Excludes commercial and other.

The amount of managed receivables in forbearance, modification, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.4 billion or 0.3 percent of managed receivables at June 30, 2004, $.9 billion or .8 percent of managed receivables at March 31, 2004 and $1.1 billion or 1.0 percent of managed receivables at June 30, 2003. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included in the reported statistics. As a result of our systems enhancements, we are now able to segregate which credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the June 30, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the June 30, 2004 statistics in this paragraph.

Liquidity and Capital Resources

The funding synergies resulting from our merger with HSBC have allowed us to reduce our reliance on traditional sources to fund our growth. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we decreased third-party debt and initial securitization levels during the first six months of 2004 as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA to assist in the funding of our businesses.

Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $140 million for the first six months of 2004 and less than $30 million for the prior-year period compared to the funding costs we would have incurred using average spreads from the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HFC will depend in large part upon the amount and timing of the proposed private label credit card portfolio transfer to HSBC Bank USA and other initiatives between HFC and HSBC subsidiaries.

Securities totaled $6.4 billion at June 30, 2004 and $10.5 billion at December 31, 2003. Included in the June 30, 2004 balance was $2.6 billion dedicated to our credit card bank and $2.6 billion held by our insurance subsidiaries. Included in the December 31, 2003 balance was $2.4 billion dedicated to our credit card bank and $2.6 billion held by our insurance subsidiaries. Our securities balance at December 31, 2003 was unusually high as a result of the cash received from the $2.8 billion real estate secured loan sale to HSBC Bank USA on December 31, 2003 as well as excess liquidity.

Commercial paper, bank and other borrowings totaled $10.0 billion at June 30, 2004 and $8.0 billion at December 31, 2003. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.4 billion at June 30, 2004 and $2.8 billion at December 31, 2003.

Due to HSBC affiliates and other HSBC related funding are summarized in the following table:

	June 30, 2004	December 31, 2003
	(In billions)
Debt issued to HSBC subsidiaries:
Short-term borrowings	$-	$2.6
Term debt	3.8	1.3

Total debt issued to HSBC subsidiaries	3.8	3.9

Debt issued to HSBC clients:
Euro commercial paper	3.4	2.8
Term debt	.7	.4

Total debt issued to HSBC clients	4.1	3.2
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents (cumulative)	1.5	-

Total real estate secured receivable activity with HSBC Bank USA	5.2	2.8

Total HSBC related funding	$13.1	$9.9

Proceeds from the December 2003 sale of $2.8 billion of real estate secured loans to HSBC Bank USA, which at year-end 2003 had been temporarily held as securities available for sale, were used to pay-down domestic short-term borrowings in the first quarter of 2004. Proceeds from the March 2004 real estate secured receivable sale were used to pay-down commercial paper balances which had been used as temporary funding in the first quarter of 2004 and to fund various debt maturities.

As of June 30, 2004, we had revolving credit facilities with HSBC of $2.5 billion. There have been no draws on this line. We also had derivative contracts with a notional value of $56.7 billion, or approximately 86 percent of total derivative contracts, outstanding with HSBC affiliates. In July, an additional $4.0 billion credit facility was provided by an HSBC affiliate in Geneva to allow temporary increases in commercial paper issuance to help give greater flexibility in managing liquidity surrounding the contemplated private label credit card sale.

Senior and senior subordinated debt (with original maturities over one year) decreased to $73.0 billion at June 30, 2004 from $74.6 billion at December 31, 2003. Significant issuances during the first six months of 2004 included the following:

•	$2.3 billion of domestic medium-term notes

•	$1.3 billion of foreign currency-denominated bonds (including $.3 billion which was issued to customers of HSBC)

•	$.7 million of InterNotes(SM) (retail-oriented medium-term notes)

•	$1.3 billion of global debt

•	$1.7 billion of securities backed by home equity loans. For accounting purposes, these transactions were structured as secured financing.

Selected capital ratios are summarized in the following table:

	June 30, 2004	December 31, 2003
TETMA(1)	8.59%	7.69%
Common equity to owned assets	14.35	13.33
TETMA excluding purchase accounting adjustments(1)	10.32	9.37

(1)	TETMA represents a non-GAAP financial ratio that is used by HFC management to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

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

In a securitization, a designated pool of non-real estate consumer receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (“QSPE”) as defined by SFAS No. 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The receivables transferred to the QSPE serve as collateral for the securities. At the time of sale, an interest-only strip receivable is recorded, representing the present value of the cash flows we expect to receive over the life of the securitized receivables, net of estimated credit losses. Under the terms of the securitizations, we receive annual servicing fees on the outstanding balance of the securitized receivables and the rights to future residual cash flows on the sold receivables after the investors receive their contractual return. Cash flows related to the interest-only strip receivables and servicing the receivables are collected over the life of the underlying securitized receivables.

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

Receivables securitized (excluding replenishments of certificateholder interests) are summarized in the following table:

Three months ended June 30	2004	2003
	(in millions)
Auto finance	$300.0	$596.3
MasterCard/Visa	500.0	-
Private label	190.0	250.0
Personal non-credit card	-	305.0

Total	$990.0	$1,151.3

Six months ended June 30	2004	2003
	(in millions)
Auto finance	$300.0	$1,007.1
MasterCard/Visa	550.0	320.0
Private label	190.0	250.0
Personal non-credit card	-	815.0

Total	$1,040.0	$2,392.1

Securitization levels were much lower in the first half of 2004 as we used funding from HSBC, including proceeds from receivable sales to HSBC Bank USA, to assist in the funding of our operations.

Our securitized receivables totaled $21.8 billion at June 30, 2004, compared to $25.1 billion at December 31, 2003. As of June 30, 2004, closed-end real estate secured receivables totaling $7.9 billion secured $6.0 billion of outstanding debt related to securitization transactions which were structured as secured financings. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt related to secured financing transactions. Securitizations structured as sales represented 21 percent of the funding associated with our managed portfolio at June 30, 2004 and 23 percent at December 31, 2003. Secured financings represented 6 percent of the funding associated with our managed portfolio at June 30, 2004 and 6 percent at December 31, 2003.

We believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds. Securitizations and secured financings of consumer receivables have been, and will continue to be, a source of our funding and liquidity. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we intend to structure all new funding utilizing receivables as collateral as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we may continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/Visa securities issued to conduits and record the resulting replenishment gains for a short period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity will reduce our reported net income under U.S. GAAP. There will be no impact, however, on cash received from operations or on U.K. GAAP reported results.

2004 funding strategy  Our current estimated funding needs and sources for 2004 are summarized in the table that follows. Because we cannot predict with any degree of certainty the timing as to when or if approval will be received for our proposed transfer of our private label credit card receivables to HSBC Bank USA, such transfer is not contemplated in the following 2004 funding plan. If the proposed transfer does occur, our external funding needs will decrease.

	Actual Jan. 1 through June 30, 2004	Estimated July 1 through Dec. 31, 2004	Estimated full year 2004
	(in billions)
Funding needs:
Net asset growth	$4	$9 - 10	$13 - 14
Commercial paper, term debt and securitization maturities	17	11 - 12	28 - 29
Other	-	2 - 3	2 - 3

Total funding needs, including growth	$21	$22 - 25	$43 - 46

Funding sources:
External funding, including HSBC clients	$18	$20 - 22	$38 - 40
HSBC and HSBC subsidiaries	3	2 - 3	5 - 6

Total funding sources	$21	$22 - 25	$43 - 46

Risk Management

Liquidity Risk  There have been no significant changes in our approach to liquidity risk since December 31, 2003.

Interest Rate and Currency Risk  HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Household’s PVBP limit as of June 30, 2004 was $3 million, which includes risk associated with financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3.0 million. As of June 30, 2004, Household had a PVBP position of $.2 million reflecting the impact of a one basis point increase in interest rates. Household’s PVBP position was $.7 million at December 31, 2003.

We also monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our pre-tax earnings. The following table summarizes such estimated impact:

	June 30, 2004	December 31, 2003
	(in millions)
Decrease in pre-tax earnings following an immediate hypothetical 100 basis points parallel rise in interest rates	$338.0	$358.0
Increase in pre-tax earnings following an immediate hypothetical 100 basis points parallel fall in interest rates	$351.0	$369.0

These estimates include the impact of the derivative positions we have entered into. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.

There have been no significant changes in our approach to managing currency risk since December 31, 2003.

Counterparty Credit Risk  At June 30, 2004, we had derivative contracts with a notional value of approximately $66.0 billion, including $56.7 billion outstanding with HSBC affiliates. Most swap agreements, both with third parties and affiliates, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which are recorded in our balance sheet as other assets or derivative related liabilities and totaled $.3 billion at June 30, 2004. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $.4 billion at June 30, 2004.

There have been no significant changes in our approach to managing counterparty credit risk since December 31, 2003.

Reconciliations to GAAP Financial Measures

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(dollars are in millions)
Return on Average Assets:
Net income	$440.1	$384.7	$992.3	$855.5
Average assets:
Owned basis	$101,419.9	$96,375.7	$102,639.9	$93,511.4
Serviced with limited recourse	22,545.2	22,751.7	23,354.0	22,714.4

Managed basis	$123,965.1	$119,127.4	$125,993.9	$116,225.8

Return on average owned assets	1.74%	1.60%	1.93%	1.83%
Return on average managed assets	1.42	1.29	1.58	1.47

Net Interest Income:
Net Interest Income:
Owned basis	$1,888.1	$1,838.7	$3,662.5	$3,374.6
Serviced with limited recourse	612.9	681.4	1,325.3	1,365.6

Managed basis	$2,501.0	$2,520.1	$4,987.8	$4,740.2

Average interest-earning assets:
Owned basis	$90,943.8	$82,704.4	$90,151.5	$82,059.8
Serviced with limited recourse	22,545.2	22,751.7	23,354.0	22,714.4

Managed basis	$113,489.0	$105,456.1	$113,505.5	$104,774.2

Owned basis net interest margin	8.30%	8.89%	8.13%	8.22%
Managed basis net interest margin	8.81	9.56	8.79	9.05

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,037.2	$986.2	$2,111.4	$1,915.6
Net interest income and other revenues less policyholders’ benefits:
Owned basis	$2,619.7	$2,551.0	$5,380.9	$5,149.5
Serviced with limited recourse	127.3	591.6	364.7	971.4

Managed basis	$2,747.0	$3,142.6	$5,745.6	$6,120.9

Owned basis efficiency ratio	39.6%	38.7%	39.2%	37.2%
Managed basis efficiency ratio	37.8	31.4	36.7	31.3

	Three months ended			Six months ended
(Dollars are in millions)	June 30, 2004	December 31, 2003	June 30, 2003	June 30, 2004	June 30, 2003
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$896.9	$824.9	$875.0	$1,801.4	$1,701.0
Serviced with limited recourse	385.6	404.7	395.7	841.4	775.0

Managed basis	$1,282.5	$1,229.6	$1,270.7	$2,642.8	$2,476.0

Average consumer receivables:
Owned basis	$85,994.3	$84,746.9	$77,555.1	$84,366.4	$76,437.9
Serviced with limited recourse	22,545.2	23,456.4	22,751.7	23,354.0	22,714.4

Managed basis	$108,539.5	$108,203.3	$100,306.8	$107,720.4	$99,152.3

Owned basis consumer net charge-off ratio	4.17%	3.89%	4.51%	4.27%	4.45%
Managed basis consumer net charge-off ratio	4.73	4.55	5.07	4.91	4.99

Reserves as a Percentage of Net Charge-offs
Loss reserves:
Owned basis	$3,528.0	$3,542.9	$3,449.2	$3,528.0	$3,449.2
Serviced with limited recourse	1,769.5	2,246.3	1,854.8	1,769.5	1,854.8

Managed basis	$5,297.5	$5,789.2	$5,304.0	$5,297.5	$5,304.0

Net charge-offs:
Owned basis	$896.9	$824.4	$875.0	$1,801.4	$1,701.0
Serviced with limited recourse	385.6	404.7	395.7	841.4	775.0

Managed basis	$1,282.5	$1,229.1	$1,270.7	$2,642.8	$2,476.0

Owned basis reserves as a percentage of net charge-offs	98.3%	107.4%	98.5%	97.9%	101.4%
Managed basis reserves as a percentage of net charge-offs	103.3	117.8	104.4	100.2	107.1

Reconciliations to GAAP Financial Measures (continued)

	June 30, 2004	March 31, 2004	June 30, 2003
	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,047.5	$4,196.0	$4,347.3
Serviced with limited recourse	1,135.5	1,217.0	1,144.9

Managed basis	$5,183.0	$5,413.0	$5,492.2

Consumer receivables:
Owned basis	$88,663.3	$83,040.4	$78,910.5
Serviced with limited recourse	21,837.8	23,286.7	23,019.8

Managed basis	$110,501.1	$106,327.1	$101,930.3

Consumer two-months-and-over-contractual delinquency:
Owned basis	4.57%	5.05%	5.51%
Managed basis	4.69	5.09	5.39

Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$3,528.0	$3,486.6	$3,449.2
Serviced with limited recourse	1,769.5	2,027.9	1,854.8

Managed basis	$5,297.5	$5,514.5	$5,304.0

Receivables:
Owned basis	$88,979.0	$83,390.1	$79,300.7
Serviced with limited recourse	21,837.8	23,286.7	23,019.8

Managed basis	$110,816.8	$106,676.8	$102,320.5

Reserves as a percent of receivables:
Owned basis	3.96%	4.18%	4.35%
Managed basis	4.78	5.17	5.18

Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$3,528.0	$3,486.6	$3,449.2
Serviced with limited recourse	1,769.5	2,027.9	1,854.8

Managed basis	$5,297.5	$5,514.5	$5,304.0

Nonperforming loans:
Owned basis	$3,293.0	$3,499.8	$3,554.1
Serviced with limited recourse	909.9	1,003.0	924.0

Managed basis	$4,202.9	$4,502.8	$4,478.1

Reserves as a percent of nonperforming loans:
Owned basis	107.1%	99.6%	97.0%
Managed basis	126.0	122.5	118.4

Reconciliations to GAAP Financial Measures (continued)

	June 30, 2004	December 31, 2003
	(dollars are in millions)
Equity Ratios Tangible shareholder’s equity:
Common shareholder’s equity	$14,895.5	$13,727.5
Exclude:
Unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(274.4)	(88.8)
Securities available for sale and interest-only strip receivables	(157.8)	(164.5)
Intangible assets, net	(2,451.8)	(2,627.3)
Goodwill	(2,326.9)	(2,107.7)
Adjustable Conversion-Rate Equity Security Units	524.5	519.1

Tangible shareholder’s equity	10,209.1	9,258.3
Purchase accounting adjustments	2,018.8	1,988.8

Tangible shareholder’s equity, excluding purchase accounting adjustments	$12,227.9	$11,247.1

Tangible managed assets:
Owned assets	$103,820.7	$102,959.9
Receivables serviced with limited recourse	21,837.8	25,078.2

Managed assets	125,658.5	128,038.1
Exclude:
Intangible assets, net	(2,451.8)	(2,627.3)
Goodwill	(2,326.9)	(2,107.7)
Derivative financial assets	(2,088.8)	(2,939.7)

Tangible managed assets	118,791.0	120,363.4
Purchase accounting adjustments	(313.0)	(370.8)

Tangible managed assets, excluding purchase accounting adjustments	$118,478.0	$119,992.6

Equity ratios:
Common equity to owned assets	14.35%	13.33%
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	8.59	7.69
Tangible shareholder’s equity to tangible managed assets (“TETMA”), excluding purchase accounting adjustments	10.32	9.37

Item 4.    Controls and Procedures

Internal Controls  In our quarterly report on Form 10-Q for the period ended March 31, 2004, we reported that management had undertaken certain measures to strengthen the corporation’s internal controls relating to certain accounting processes. During the second quarter, management and the Household International Audit Committee determined that the corporation’s internal control over financial reporting would benefit from a restructuring of responsibilities for certain functions in the corporation’s accounting department. Additional management is in the process of being transferred from other parts of the HSBC group and is expected to assume responsibilities in the third quarter.

Disclosure Controls  As of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures are effective in timely alerting them to material information relating to Household Finance Corporation required to be included in our periodic reports with the Securities and Exchange Commission.

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

Between August 27, 2002 and January 15, 2003, derivative lawsuits on behalf of the company and class actions on behalf of Household common stockholders were filed against Household and certain of its officers and directors. See Bailey v. Aldinger, et al., No 02 CH 16476 (Circuit Court, Cook County, Illinois, Chancery Division); McLaughlin v. Aldinger, et al., No. 02 CH 20683 (Circuit Court, Cook County, Illinois, Chancery Division); Pace v. Aldinger, et al., No. 02 CH 19270 (Circuit Court, Cook County, Illinois, Chancery Division); Williamson v. Aldinger, et al., No. 03 600331 (United States District Court for the Northern District of Illinois). The lawsuits principally asserted claims for breach of fiduciary duty in connection with our restatement of earnings announced on August 14, 2002, the allegedly improper lending practices by Household’s subsidiaries and the alleged failure by certain Household officers to take appropriate steps to maximize the value of the merger transaction between Household and HSBC Holdings plc announced on November 14, 2002. On March 18, 2003, a memorandum of understanding was signed by the parties containing the essential terms of the settlement of all four lawsuits. Those settlement terms included a $55 million reduction in the termination fee for the Household-HSBC merger, a supplemental disclosure to Household shareholders in the supplemental Household proxy statement, a confirmation from Goldman Sachs stating that as of the date of the confirmation it was aware of nothing that would cause it to withdraw its November 14, 2002 opinion about the fairness of the Household-HSBC merger to Household’s common shareholders and payment by the defendants of plaintiff’s costs relating to notice to stockholders as well as $2.0 million in attorneys fees for plaintiffs’ counsel. A stipulation reflecting the settlement was signed by the parties on September 22, 2003 and the Circuit Court, Cook County, Illinois, Chancery Division preliminarily approved the settlement of the Bailey, McLaughlin and Pace lawsuits on September 29, 2003 and directed that notice be provided to Household stockholders and class members. Following the distribution of the notice, the Circuit Court, Cook County, Illinois, Chancery Division held a settlement fairness hearing on December 23, 2003. The final order dismissing the state court cases (Pace, McLaughlin and Bailey) was entered on June 7, 2004. The final order dismissing the Williamson case was entered by the United States District Court for the Northern District of Illinois on July 23, 2004.

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

In a case decided on March 31, 2004 and published on May 13, the Appellate Court of Illinois, First District (Cook County), ruled in U.S. Bank National Association v. Clark, et al., that certain lenders (which did not include HFC) violated the Illinois Interest Act by imposing settlement fees in excess of 3% of the principal amount on loans with an interest rate in excess of 8%. The Appellate Court held for the first time that when the Illinois legislature made amendments to the late fee provisions of the Interest Act in 1992, Illinois opted out of the Federal Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDMCA”) and, in “certain instances,” the Federal Alternative Mortgage Transaction Parity Act of 1982 (“AMPTA”). DIDMCA and AMPTA each contained provisions that preempted state law unless state legislatures took affirmative action to “opt-out” of the federal preemptions within specified time frames. The Court found that as a result of 1992 legislative action, the State’s 3% restriction on points and finance charge fees were now enforceable in Illinois. The Appellate Court’s ruling reversed the trial court’s decision, which had relied on previous opinions of the Illinois Attorney General, the Illinois Office of Banks and Real Estate, and other courts. Should the decision stand and be applied retroactively throughout Illinois, lenders would be required to make refunds to customers who had a closed-end real estate secured first mortgage loan of double the interest paid or contracted for, whichever is greater. The plaintiffs in the Clark case have filed a notice of appeal with the Illinois Supreme Court. Three cases have been filed against subsidiaries of Household based upon the Clark decision: Wilkes v. Household Finance Corporation III, et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 18, 2004 (purported class action); Aslam v. Accredited Home Lenders, Inc., et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 11, 2004 (purported class action); and Morris, et al. v. Household Mortgage Services, Inc., U.S. District Court for the Northern District of Illinois, filed on June 22, 2004. At this time, we are unable to quantify the potential impact of this decision should it receive retroactive application.

Securities Litigation  In August 2002, we restated previously reported consolidated financial statements. The restatement related to a MasterCard and Visa affinity credit card relationship and a third party marketing agreement, which were entered into between 1996 and 1999. All were part of our credit card services business. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $70.2 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household’s sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. The Court has ordered that all factual discovery must be completed by January 13, 2006 and expert witness discovery must be completed by July 24, 2006.

Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household’s Tax Reduction Investment Plan, have been consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household stock and failing to disclose information to Plan participants. A motion to dismiss the complaint was filed in June 2003. On March 30, 2004, the Court granted in part, and denied in part, the defendants’ motion to dismiss the complaint. The Court dismissed all claims alleging that some or all of the defendants breached their co-fiduciary obligations; misrepresented the prudence of investing in Household stock; failed to disclose nonpublic information regarding alleged accounting and lending improprieties; and failed to provide other defendants with non-public information. The claims that remain essentially allege that some or all of the defendants failed to prudently manage plan assets by continuing to invest in, or provide matching contributions of, Household stock. The Court has ordered that all discovery, including class certification issues, must be completed by September 17, 2004 and dispositive motions and responses must be filed by November 8, 2004.

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of Household, and claims that those directors’ due diligence of the Company at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, the Company’s common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisidiction over the defendants. The plaintiffs have filed notice of their intent to appeal. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al., was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case Number L9479-04. Other than the change in plaintiff, the suit is substantially identical to the above West Virginia Laborer’s Pension Trust Fund case, and is brought by the same principal law firm which brought that suit.

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

(b)    Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Registrant during the second quarter of 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION
(Registrant)

Date: August 2, 2004	/s/ Simon C. Penney

Simon C. Penney
Chief Financial Officer

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt Ratings.