Form 10-Q
period 2004-09-30
HOUSEHOLD FINANCE CORP
filed 2004-11-15
CIK 48681

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At October 31, 2004, there were 1,000 shares of the registrant’s common stock outstanding, all of which were owned by Household International, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Household Finance Corporation

Form 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Household Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003
	2004	2003
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(in millions)
Finance and other interest income	$2,519	$2,352	$7,176	$4,714	$2,266
Interest expense	600	455	1,621	927	784

Net interest income	1,919	1,897	5,555	3,787	1,482
Provision for credit losses	1,034	923	2,808	1,934	921

Net interest income after provision for credit losses	885	974	2,747	1,853	561

Other revenues:
Securitization revenue	265	379	880	662	414
Insurance revenue	110	128	359	257	119
Investment income	30	34	92	67	76
Fee income	280	246	743	462	262
Other income	126	66	620	224	240

Total other revenues	811	853	2,694	1,672	1,111

Costs and expenses:
Salaries and employee benefits	372	410	1,100	827	378
Sales incentives	86	72	243	152	35
Occupancy and equipment expenses	58	75	176	159	78
Other marketing expenses	160	131	411	266	127
Other servicing and administrative expenses	170	228	506	456	269
Support services from HSBC affiliates	172	-	518	-	-
Amortization of intangibles	72	74	248	148	12
Policyholders’ benefits	50	73	187	153	71

Total costs and expenses	1,140	1,063	3,389	2,161	970

Income before income tax expense	556	764	2,052	1,364	702
Income tax expense	178	263	682	468	241

Net income	$378	$501	$1,370	$896	$461

The accompanying notes are an integral part of the consolidated financial statements.

Household Finance Corporation

CONSOLIDATED BALANCE SHEET

	September 30, 2004	December 31, 2003
	(Successor)	(Successor)
	(in millions, except share data)
Assets
Cash	$265	$395
Securities	6,342	10,545
Receivables, net	93,614	81,239
Intangible assets, net	2,479	2,627
Goodwill	2,327	2,108
Properties and equipment, net	347	392
Real estate owned	598	627
Derivative financial assets	2,974	2,940
Other assets	1,913	2,087

Total assets	$110,859	$102,960

Liabilities
Debt:
Commercial paper, bank and other borrowings	$14,433	$7,984
Due to affiliates, net	2,003	2,102
Senior and senior subordinated debt (with original maturities over one year)	74,818	74,597

Total debt	91,254	84,683

Insurance policy and claim reserves	1,137	1,127
Derivative related liabilities	336	550
Other liabilities	2,991	2,872

Total liabilities	95,718	89,232

Shareholder’s equity
Common shareholder’s equity:
Common stock ($1.00 par value, 1,000 shares authorized, issued and outstanding) and additional paid-in capital	12,016	12,016
Retained earnings	2,820	1,450
Accumulated other comprehensive income	305	262

Total common shareholder’s equity	15,141	13,728

Total liabilities and shareholder’s equity	$110,859	$102,960

The accompanying notes are an integral part of the consolidated financial statements.

Household Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003
	(in millions)
Common shareholder’s equity
Common stock and additional paid-in capital
Balance at beginning of period	$12,016	$12,016	$3,791
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	8,225

Balance at end of period (successor)	$12,016	$12,016	$12,016

Retained earnings
Balance at beginning of period	$1,450	$-	$6,642
Net income	1,370	896	461
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	(7,103)

Balance at end of period (successor)	$2,820	$896	$-

Accumulated other comprehensive income
Balance at beginning of period	$262	$-	$(392)
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	89	31	111
Securities available for sale and interest-only strip receivables	(45)	113	(31)
Foreign currency translation adjustment	(1)	7	3

Other comprehensive income, net of tax	43	151	83
Effect of push-down accounting of HSBC’s purchase price on net assets	-	-	309

Balance at end of period (successor)	$305	$151	$-

Total common shareholder’s equity	$15,141	$13,063	$12,016

Comprehensive income
Net income	$1,370	$896	$461
Other comprehensive income	43	151	83

Comprehensive income	$1,413	$1,047	$544

The accompanying notes are an integral part of the consolidated financial statements.

Household International, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2004	March 29 through September 30, 2003	January 1 through March 28, 2003
	(Successor)	(Successor)	(Predecessor)
	(in millions)
Cash flows from operating activities
Net income	$1,370	$896	$461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,808	1,934	921
Insurance policy and claim reserves	(54)	(93)	65
Depreciation and amortization	316	203	46
Net change in interest-only strip receivables	398	265	32
Net change in other assets	197	338	(532)
Net change in other liabilities	(175)	208	178
Other, net	(437)	(506)	400

Net cash provided by (used in) operating activities	4,423	3,245	1,571

Cash flows from investing activities
Securities:
Purchased	(1,000)	(2,579)	(981)
Matured	963	1,898	535
Sold	790	470	768
Net change in short-term securities available for sale	3,419	390	(203)
Receivables:
Originations, net of collections	(41,067)	(26,725)	(7,758)
Purchases and related premiums	(597)	(1,598)	(129)
Initial and fill-up securitizations	24,216	18,241	7,234
Sales to affiliates	1,371	-	-
Properties and equipment:
Purchases	(40)	(62)	(16)
Sales	1	-	-

Net cash provided by (used in) investing activities	(11,944)	(9,965)	(550)

Cash flows from financing activities
Debt:
Net change in short-term debt	6,449	5,009	(1,307)
Net change in due to affiliates, net	(99)	3,300	(627)
Senior and senior subordinated debt issued	12,053	9,277	4,233
Senior and senior subordinated debt retired	(10,963)	(10,956)	(3,566)
Insurance:
Policyholders’ benefits paid	(57)	(59)	(27)
Cash received from policyholders	8	4	-

Net cash provided by (used in) financing activities	7,391	6,575	(1,294)

Net change in cash	(130)	(145)	(273)
Cash at beginning of period	395	395	668

Cash at end of period	$265	$250	$395

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Immaterial amounts have been made to decrease finance income and increase securitization revenue as reported in prior periods. These adjustments reflect corrections after discovery of a system programming error in the posting of finance income between owned receivables and receivables serviced with limited recourse. Reported net income for all prior periods was not affected.

2.        Securities

Securities consisted of the following available-for-sale investments:

September 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$2,206	$25	$(9)	$2,222
Money market funds	595	-	-	595
Time deposits	15	-	-	15
U.S. government and federal agency debt securities	2,355	-	(2)	2,353
Non-government mortgage backed securities	84	-	-	84
Other	1,039	1	(2)	1,038

Subtotal	6,294	26	(13)	6,307
Accrued investment income	35	-	-	35

Total securities available for sale	$6,329	$26	$(13)	$6,342

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$5,638	$11	$-	$5,649
Money market funds	428	-	-	428
Time deposits	886	-	-	886
U.S. government and federal agency debt securities	2,430	-	(2)	2,428
Marketable equity securities	14	4	-	18
Non-government mortgage backed securities	371	-	-	371
Other	724	2	-	726

Subtotal	10,491	17	(2)	10,506
Accrued investment income	39	-	-	39

Total securities available for sale	$10,530	$17	$(2)	$10,545

A summary of gross unrealized losses and related fair values as of September 30, 2004, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
September 30, 2004	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(in millions)
Corporate debt securities	121	$(3)	$305	195	$(6)	$566
U.S. government and federal agency debt securities	-	-	-	62	(2)	309
Other	24	(1)	147	42	(1)	98

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

3.        Receivables

Receivables consisted of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$56,121	$48,980
Auto finance	6,813	4,121
MasterCard(1)/Visa(1)	9,837	9,530
Private label	11,193	9,732
Personal non-credit card	11,206	9,644
Commercial and other	331	397

Total owned receivables	95,501	82,404
Purchase accounting fair value adjustments	250	360
Accrued finance charges	1,377	1,316
Credit loss reserve for owned receivables	(3,671)	(3,543)
Unearned credit insurance premiums and claims reserves	(366)	(457)
Interest-only strip receivables	429	902
Amounts due and deferred from receivable sales	94	257

Total owned receivables, net	93,614	81,239
Receivables serviced with limited recourse	19,231	25,078

Total managed receivables, net	$112,845	$106,317

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.

Purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Our estimate of the recourse obligation totaled $1,197 million at September 30, 2004 and $2,246 million at December 31, 2003. Interest-only strip receivables also included fair value mark-to-market adjustments which increased the balance by $172 million at September 30, 2004 and $247 million at December 31, 2003.

Receivables serviced with limited recourse consisted of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$165	$194
Auto finance	3,060	4,675
MasterCard/Visa	8,121	9,253
Private label	3,921	5,261
Personal non-credit card	3,964	5,695

Total	$19,231	$25,078

The combination of receivables owned and receivables serviced with limited recourse, which comprises our managed portfolio, is shown below:

	September 30, 2004	December 31, 2003
	(in millions)
Real estate secured	$56,286	$49,173
Auto finance	9,873	8,796
MasterCard/Visa	17,958	18,783
Private label	15,114	14,994
Personal non-credit card	15,170	15,339
Commercial and other	331	397

Total	$114,732	$107,482

4.        Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Owned receivables:
Credit loss reserves at beginning of period	$3,528	$3,449	$3,543	$3,157
Provision for credit losses	1,034	923	2,808	2,855
Charge-offs	(977)	(909)	(2,928)	(2,722)
Recoveries	86	70	236	182
Other, net	-	17	12	78

Credit loss reserves for owned receivables at September 30	3,671	3,550	3,671	3,550

Receivables serviced with limited recourse:
Credit loss reserves at beginning of period	1,770	1,855	2,246	1,638
Provision for credit losses	(161)	397	203	1,369
Charge-offs	(402)	(443)	(1,292)	(1,259)
Recoveries	23	23	71	64
Other, net	(33)	10	(31)	30

Credit loss reserves for receivables serviced with limited recourse at September 30	1,197	1,842	1,197	1,842

Credit loss reserves for managed receivables at September 30	$4,868	$5,392	$4,868	$5,392

Reductions to the provision for credit losses and overall reserve levels on receivables serviced with limited recourse in 2004 reflect the impact of reduced securitization levels, including our decision to structure new collateralized funding transactions as secured financings.

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

5.        Intangible Assets, Net

Intangible assets consisted of the following:

September 30, 2004	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,372	$241	$1,131
Retail services merchant relationships	270	82	188
Other loan related relationships	326	62	264
Trade names	700	-	700
Technology, customer lists and other contracts	281	85	196

Total	$2,949	$470	$2,479

December 31, 2003	Gross	Accumulated Amortization	Carrying Value
	(in millions)
Purchased credit card relationships and related programs	$1,272	$121	$1,151
Retail services merchant relationships	270	41	229
Other loan related relationships	326	34	292
Trade names	700	-	700
Technology, customer lists and other contracts	281	26	255

Total	$2,849	$222	$2,627

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,	(in millions)
2004	$323
2005	308
2006	301
2007	283
2008	210

During the third quarter of 2004, we completed our annual impairment test of intangible assets and determined that the fair value of each intangible asset exceeded its carrying value. As a result, we have concluded that none of our intangible assets are impaired.

6.        Goodwill

Since the one-year anniversary of our merger with HSBC was completed in the first quarter of 2004, no further merger-related adjustments to our goodwill balance will occur, except for changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our merger with HSBC, pursuant to Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes.” During the third quarter of 2004, there were no changes in the goodwill balance.

During the third quarter of 2004, we completed our annual impairment test of goodwill. For purposes of this test, we assigned goodwill to our reporting units. The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value. As a result, we have concluded that none of our goodwill is impaired.

7.        Income Taxes

Our effective tax rates were as follows:

Three months ended September 30:
2004 (successor)	32.1%
2003 (successor)	34.4
Nine months ended September 30, 2004 (successor)	33.2
March 29 through September 30, 2003 (successor)	34.3
January 1 through March 28, 2003 (predecessor)	34.3

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

8.        Related Party Transactions

In the normal course of business, we conduct transactions with HSBC, Household and subsidiaries of both HSBC and Household. The following tables present related party balances and the income and (expense) generated by related party transactions:

	September 30, 2004	December 31, 2003
	(in millions)
Assets/(Liabilities):
Derivative financial assets, net	$2,509	$1,793
Other assets	2	1
Due to affiliates:
HSBC and subsidiaries	(4,802)	(3,911)
Parent Company and other subsidiaries	2,352	1,282
Household Global Funding	447	527
Other liabilities	(100)	(47)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Income/(Expense):
Interest expense:
HSBC and subsidiaries	$(26)	$(8)	$(52)	$(12)
Parent Company and other subsidiaries	9	4	20	8
Household Global Funding	7	(2)	22	(6)
HSBC Bank USA, National Association:
Real estate secured servicing revenues	4	-	9	-
Real estate secured sourcing, underwriting and pricing revenues	1	-	3	-
Gain on sale of receivables	11		26	-
Other servicing, processing, origination and support revenues	3	-	6	-
Support services from HSBC affiliates	172	-	518	-
HSBC Technology and Services (USA) Inc. (“HTSU”):
Rental revenue	8	-	24	-
Administrative services revenue	3	-	10	-
GM Card license fees paid	(4)	(12)	(28)	(35)
Allocated costs	(13)	(13)	(43)	(38)

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $57.0 billion at September 30, 2004 and $39.4 billion at December 31, 2003. Affiliate swap counterparties have provided collateral in the form of securities which are not recorded on our balance sheet and totaled $1.5 billion at September 30, 2004 and $.5 billion at December 31, 2003.

In addition to funding received from HSBC and its subsidiaries, we periodically advance funds to Household and affiliates or receive amounts in excess of current requirements. Interest rates (both the underlying benchmark rate and credit spreads) on the funding and advances are comparable to third party rates for debt with similar maturities.

In the first quarter of 2004, we sold approximately $.9 billion of real estate secured receivables from our mortgage services business to HSBC Bank USA, National Association (“HSBC Bank USA”) and recorded a pre-tax gain of $15 million on the sale. Under a separate servicing agreement, we have agreed to service all real estate secured receivables sold to HSBC Bank USA including all future business they purchase from our correspondents. As of September 30, 2004, we were servicing $4.9 billion of real estate secured receivables for HSBC Bank USA. We also received fees from HSBC Bank USA pursuant to a service level agreement under which we sourced, underwrote and priced $.7 billion of real estate secured receivables purchased by HSBC Bank USA during the quarter and $2.2 billion year-to-date. These revenues have been recorded as other income.

Under various service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our credit card services business, loan origination and servicing through our auto finance business and other operational and administrative support. Fees received for these services are reported as other income.

On July 1, 2004, Household Bank (SB), N.A. purchased the account relationships associated with $970 million of MasterCard and Visa credit card receivables from HSBC Bank USA for approximately $99 million and which are included in intangible assets. The receivables will continue to be owned by HSBC Bank USA. Originations of new accounts and receivables are made by Household Bank (SB), N.A. and new receivables are sold daily to HSBC Bank USA. Gains on the daily sale of credit card receivables to HSBC Bank USA are recorded in other income.

As part of ongoing integration efforts, HSBC has instituted certain changes to its North American organization structure. Among these initiatives was the creation of a new technology services company, HTSU. Effective January 1, 2004, our technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by Household prior to January 1, 2004 currently remain in place and were not transferred to HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. As a result of these changes, operating expenses relating to services provided by HTSU, which have previously been reported as salaries and fringe benefits, occupancy and equipment expenses or other servicing and administrative expenses, are now reported as support services from HSBC affiliates. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. We also receive revenue from HTSU for certain office space which we have rented to them, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.

In addition, we utilize a related HSBC entity to lead manage substantially all ongoing debt issuances. Fees paid for such services totaled approximately $7.4 million for the nine months ended September 30, 2004 and approximately $7.4 million for the period March 29 through September 30, 2003. These fees are amortized over the life of the related debt as a component of interest expense.

Household has designated us, under a written contractual arrangement, as the issuer of new GM Card® accounts. In effect, Household licensed to us the GM Card® account relationships in an arrangement similar to an operating lease. License fees, which were included in other marketing expenses, were paid monthly to Household through July 2004 based on the number of GM Card® account relationships in accordance with the terms of the contractual agreement.

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

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

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

Executive Overview

Household Finance Corporation is a wholly-owned subsidiary of Household International, Inc. (“Household” or the “Parent Company”). Household is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HFC may also be referred to in MD&A as “we”, “us”, or “our”. Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period beginning March 29, 2003. During the nine months ended September 30, 2003, the “predecessor” period contributed $461 million of net income and the “successor” period contributed $896 million of net income. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 to March 28, 2003) with the “successor” period (March 29 to September 30, 2003) to present “combined” results for the nine months ended September 30, 2003.

In addition to owned basis reporting, we also monitor our operations and evaluate trends on a managed basis (a non-GAAP financial measure), which assumes that securitized receivables have not been sold and are still on our balance sheet. See “Basis of Reporting” for further discussion of the reasons we use this non-GAAP financial measure.

On September 30, 2004, our Parent Company commenced the rebranding of the majority of our businesses, including Household International, to the HSBC brand. The rebranding means that businesses previously operating under the Household name will be called HSBC. Our consumer lending business will retain the HFC and Beneficial brands, accompanied by the HSBC Group’s endorsement signature, “Member HSBC Group.” The single brand will allow HSBC in North America to better align its businesses, providing a stronger platform to service customers and advance growth. The HSBC brand also positions us to expand the products and services offered to our customers. As part of this initiative and subject to regulatory approvals, we expect to merge with our Parent Company, Household International, Inc. in December 2004. At the time of the merger, Household International, Inc. will change its name to HSBC Finance Corporation and HFC will be dissolved. Accordingly, HFC will no longer file periodic reports with the U.S. Securities and Exchange Commission once the merger is completed.

In measuring our results, management’s primary focus is on managed receivable growth and net income. Net income was $378 million for the quarter ended September 30, 2004, a decrease of 25 percent compared to net income of $501 million in the prior year quarter. The decrease was primarily due to higher operating expenses, higher provision for credit losses due to receivable growth and lower other revenues, partially offset by higher net interest income. Net income for the first nine months of 2004 was $1,370 million, a slight increase compared to net income of $1,357 million for the first nine months of 2003. The increase was primarily due to higher net interest income and lower provision for credit losses, offset by higher operating expenses and lower other revenues. Operating expenses increased due to receivable growth, increases in legal costs and, for the nine month period, higher amortization of intangibles which were established in connection with the HSBC merger. The increase in net interest income during both periods was due to higher average receivable balances offset by lower yields on our receivables, particularly in real estate secured and auto finance receivables, and for the nine month period, lower funding costs. Funding costs were higher during the three month period resulting from a rising interest rate environment. Other revenues decreased during both periods primarily due to reduced initial securitization activity partially offset by higher other income. Amortization of purchase accounting fair value adjustments increased net income by $21 million for the quarter ended September 30, 2004, and $60 million for the nine months ended September 30, 2004 compared to $37 million for the quarter ended September 30, 2003 and $132 million for the nine month period ended September 30, 2003.

The financial information set forth below summarizes selected financial highlights of HFC as of September 30, 2004 and 2003 and for the three and nine month periods ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Successor)	(Successor)	(Successor)	(Combined)
	(dollars are in millions)
Net income:	$378	$501	$1,370	$1,357
Owned Basis Ratios:
Return on average owned assets (“ROA”)	1.40%	2.06%	1.75%	1.91%
Return on average common shareholder’s equity (“ROE”)	10.0	15.6	12.6	15.2
Net interest income	7.90	8.72	8.01	8.39
Consumer net charge-off ratio, annualized	3.87	4.12	4.13	4.33
Efficiency ratio(1)	40.7	37.0	39.7	37.1
Managed Basis Ratios:(2)
Return on average managed assets (“ROMA”)	1.18%	1.67%	1.44%	1.54%
Net interest income	8.42	9.41	8.66	9.17
Consumer net charge-off ratio, annualized	4.51	4.84	4.77	4.94
Efficiency ratio(1)	43.3	32.2	38.7	31.6

	September 30, 2004	September 30, 2003
	(Successor)	(Successor)
	(dollars are in millions)
Receivables:
Owned basis	$95,501	$83,892
Managed basis(2)	114,732	106,875
Two-month-and-over contractual delinquency ratios:
Owned basis	4.40%	5.46%
Managed basis(2)	4.57	5.44

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.
(2)	Managed basis reporting is a non-GAAP financial measure. See “Basis of Reporting” for additional discussion on the use of this non-GAAP financial measure and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

Owned receivables were $95.5 billion at September 30, 2004, $89.0 billion at June 30, 2004, and $83.9 billion at September 30, 2003. We experienced growth in all our receivable products with real estate secured receivables being the primary contributor to the growth. Real estate secured receivable levels reflect sales to HSBC Bank USA, National Association (“HSBC Bank USA”) of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003 and purchases of correspondent receivables directly by HSBC Bank USA of $.7 billion in the third quarter of 2004 and $2.2 billion year-to-date, a portion of which we otherwise would have purchased. Lower securitization levels also contributed to the increase in owned receivables over June 30, 2004 and September 30, 2003 levels.

We previously reported that we intend to transfer our private label credit card portfolio to HSBC Bank USA in 2004. We plan to maintain the related customer account relationships and sell additional volume to HSBC Bank USA on a daily basis following the initial sale. HSBC Bank USA has filed a formal application seeking regulatory approval to acquire our private label portfolio in 2004. We, and HSBC Bank USA, will consider potential transfers of some of our MasterCard and Visa receivables to HSBC Bank USA in the future based upon continuing evaluations of capital and liquidity at each entity.

The private label receivables we expect to sell to HSBC Bank USA by year-end will have a principal balance of approximately $12 billion ($15 billion on a managed basis). Upon receipt of regulatory approval for transfer of the private label portfolio, we will adopt charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC”) for our entire private label and MasterCard and Visa portfolios. Following the transfer of the private label portfolio, we expect our net interest income and fee income will be substantially reduced, but our other income will substantially increase as we record gains from the initial and continuing sales of private label receivables in the future. We cannot predict with any degree of certainty the timing as to when or if regulatory approval will be received and, therefore, when the related asset transfers will be completed. However, if regulatory approval is received, we currently expect that adoption of FFIEC charge-off and account management policies for our private label and Mastercard/Visa credit card portfolios would result in a reduction to net income of approximately $130 million. We also currently expect that we will recognize an after tax gain on sale of approximately $370 million when the private label portfolio is sold to HSBC Bank USA. Updates to the information on the financial impact of the proposed transfer will be reported as the regulatory approval process progresses and the amounts become certain.

Our owned basis two-months-and-over-contractual delinquency ratio decreased compared to both the prior quarter and the prior year quarter. The decrease is consistent with the improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. Dollars of delinquency decreased compared to the prior year quarter but increased compared to the prior quarter as securitization levels declined and our interest in the receivables of certain securitization trusts increased.

Net charge-offs as a percentage of average consumer receivables for the September 2004 quarter decreased over the June 2004 and prior year quarter as the lower delinquency levels we have been experiencing are having an impact on charge-offs. Also contributing to the decrease in net charge-offs compared to the prior year quarter were improved collections and a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio.

During the nine months ended September 30, 2004, we became less reliant on third party debt and initial securitization funding as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA and debt issued to affiliates to assist in the funding of our businesses. Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $235 million for the first nine months of 2004 and less than $70 million for the prior-year period compared to the funding costs we would have incurred using average spreads from the first half of 2002.

Securitization of consumer receivables has been a source of funding and liquidity for us. Under U.K. GAAP as reported by HSBC, our securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduces our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations or on U.K. GAAP reported results.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A is presented on an owned basis of reporting.

Household’s acquisition by HSBC on March 28, 2003 has resulted in a new basis of accounting reflecting the fair value of our assets and liabilities for the “successor” period beginning March 29, 2003. Information for all “predecessor” periods prior to the merger are presented using our historical basis of accounting, which impacts comparability with the “successor” period beginning March 29, 2003. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, MD&A combines the “predecessor” period (January 1 through March 28, 2003) with the “successor” period (March 29 through September 30, 2003) to present “combined” results for the nine months ended September 30, 2003.

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

Debt analysts, rating agencies and others also evaluate our operations on a managed basis for the reasons discussed above and have historically requested managed basis information from us. We believe that managed basis information enables investors and other interested parties to better understand the performance and quality of our entire managed loan portfolio and is important to understanding the quality of originations and the related credit risk inherent in our owned and securitized portfolios. As the level of our securitized receivables falls over time, managed basis and owned basis results will eventually converge.

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

Receivable Review

The following table summarizes owned receivables at September 30, 2004 and increases (decreases) over prior periods:

		Increase (decrease) from
	September 30, 2004	June 30, 2004		September 30, 2003
		$	%	$	%
	(dollars are in millions)
Real estate secured	$56,121	$2,521	5%	$5,412	11%
Auto finance	6,813	1,352	25	3,108	84
MasterCard(1)/Visa(1)	9,837	741	8	1,636	20
Private label	11,193	1,208	12	1,290	13
Personal non-credit card(2)	11,206	711	7	236	2
Commercial and other	331	(12)	(3)	(73)	(18)

Total owned receivables	$95,501	$6,521	7%	$11,609	14%

(1)	MasterCard is a registered trademark of MasterCard International, Incorporated and Visa is a registered trademark of VISA USA, Inc.
(2)	Personal non-credit card receivables are comprised of the following:

	September 30, 2004	June 30, 2004	September 30, 2003
	(in millions)
Domestic personal non-credit card	$7,161	$6,511	$6,480
Union Plus personal non-credit card	510	576	755
Personal homeowner loans	3,535	3,408	3,735

Total personal non-credit card	$11,206	$10,495	$10,970

Receivable increases (decreases) since September 30, 2003  Driven by growth in our correspondent and branch businesses, real estate secured receivables increased over the year-ago period. Real estate secured receivable levels reflect sales to HSBC Bank USA of $.9 billion on March 31, 2004 and $2.8 billion on December 31, 2003, as well as HSBC Bank USA’s purchase of receivables directly from correspondents totaling $.7 billion in the third quarter of 2004 and $2.2 billion year-to-date, a portion of which we otherwise would have purchased.

Growth in real estate secured receivables was supplemented by purchases from a single correspondent relationship which totaled $.6 billion in the third quarter of 2004 and $1.9 billion year-to-date. Real estate secured receivable levels in our branch-based consumer lending business continue to improve, as sales volumes remain higher than the year-ago period and we continue to emphasize real estate secured loans in our branches, including a near-prime mortgage produce we introduced in 2003. The increases in the real estate secured receivable levels have been partially offset by run-off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. Auto finance receivables increased over the year-ago period due to newly originated loans acquired from our dealer network, strategic alliances established during 2003, increased growth in the consumer direct loan program and lower securitization levels. MasterCard and Visa receivables reflect organic growth especially in our subprime portfolios and lower securitization levels. Growth in private label receivables reflects year to date portfolio acquisitions of $.5 billion, organic growth through existing merchants and lower securitization levels. Personal non-credit card receivables increased due to lower securitization levels.

Receivable increases (decreases) since June 30, 2004  Both our correspondent and branch businesses reported growth in their real estate secured portfolios as discussed above. Growth in our private label portfolio reflects organic growth and lower securitization levels. Growth in our auto finance and personal non-credit card portfolios reflect lower levels of securitizations. Auto finance receivables also increased due to new originations from our dealer network and increased growth in the consumer direct loan program. Personal non-credit card receivables also experienced increased originations. During the third quarter, we began to increase availability of personal non-credit card loans as a result of an improving economy.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our owned basis statement of income.

Net interest income  The following table summarizes net interest income:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$2,519	$2,352	$167	7.1%
Interest expense	600	455	145	31.9

Net interest income	$1,919	$1,897	$22	1.2%

Net interest income as a percent of average interest-earning assets, annualized	7.90%	8.72%

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Finance and other interest income	$7,176	$6,980	$196	2.8%
Interest expense	1,621	1,711	(90)	(5.3)

Net interest income	$5,555	$5,269	$286	5.4%

Net interest income as a percent of average interest-earning assets, annualized	8.01%	8.39%

The increase in dollars of net interest income during the quarter was due to higher average receivables, partially offset by lower yields on our receivables, particularly real estate secured and auto finance receivables, higher funding costs as a result of a rising interest rate environment and a reduced impact from purchase accounting fair value adjustments. The year-to-date increase was due to higher average receivables and lower funding costs partially offset by lower yields and a reduced impact from purchase accounting fair value adjustments. The lower yields reflect reduced pricing, including higher levels of near prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. We experienced a lower benefit from the amortization of purchase accounting fair value adjustments in both periods due to the continued decline in these balances. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations, including derivative financial instruments, and to our receivables. Amortization of purchase accounting fair value adjustments increased net interest income during the quarter by $125 million in 2004 and $223 million in 2003. For the nine month period, amortization of purchase accounting fair value adjustments increased net interest income by $440 million in 2004 and $482 million in 2003.

Net interest income as a percentage of average interest earning assets declined during both the quarter and year-to-date period. As discussed above, lower yields on our receivables drove the decreases in both periods. For the three-month period, higher funding costs due to a rising interest rate environment also contributed to the decrease. For the nine-month period, lower yields were partially offset by lower funding costs.

Our net interest income on a managed basis includes finance income earned on our owned receivables as well as on our securitized receivables. This finance income is offset by interest expense on the debt recorded on our balance sheet as well as the contractual rate of return on the instruments issued to investors when the receivables were securitized. Managed basis net interest income was $2,479 million in the three months ended September 30, 2004, down 4 percent from $2,577 million in the three months ended September 30, 2003. For the nine months ended September 30, 2004, managed basis net interest income was $7,466 million, up 2 percent from $7,317 billion in the nine months ended September 30, 2003. Net interest income as a percent of average managed interest-earning assets, annualized, was 8.42 percent in the current quarter and 8.66 percent year-to-date, compared to 9.41 and 9.17 percent in the year-ago periods. As discussed above, the decreases were due to lower yields on our receivables, particularly in real estate secured and auto finance receivables and, in the three month period, higher funding costs resulting from a rising interest rate environment. For the nine month period, the lower yields and reduced benefit from amortization of purchase accounting fair value adjustments were partially offset by lower funding costs. Net interest income as a percent of receivables on a managed basis is greater than on an owned basis because the managed basis portfolio includes relatively more unsecured loans, which have higher yields.

Provision for credit losses   The following table summarizes provision for credit losses:

			Increase (Decrease)
	2004	2003	Amount	%
	(dollars are in millions)
Three months ended September 30	$1,034	$923	$111	12.0%
Nine months ended September 30	2,808	2,855	(47)	(1.7)

Our provision for credit losses increased during the quarter due to receivable growth, including lower securitization levels, which was partially offset by improved credit quality. Provision for credit losses decreased during the nine months ended September 30, 2004 compared to the year ago period as increased requirements due to receivable growth were offset by improving credit quality. The provision as a percent of average owned receivables, annualized, was 4.48 percent in the current quarter and 4.29 percent year-to-date, compared to 4.52 and 4.85 percent in the year-ago periods. We recorded provision for owned credit losses $143 million greater than net charge-offs in the third quarter of 2004 and $116 million year-to-date. During the third quarter of 2004, the provision for owned credit losses was greater than net charge-offs due to receivable growth, partially offset by continued improvement in asset quality. Net charge-off dollars for the nine-month period ended September 30, 2004 increased compared to the prior year period as higher delinquencies in the prior year due to adverse economic conditions migrated to charge-off. In 2003, we recorded provision for owned credit losses greater than net charge-offs of $84 million during the third quarter and $315 million year-to-date. The provision for credit losses may vary from quarter to quarter, depending on the product mix and credit quality of loans in our portfolio. See Note 4, “Credit Loss Reserves” to the accompanying consolidated financial statements for further discussion of factors affecting the provision for credit losses.

Other revenues  The following table summarizes other revenues:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$265	$379	$(114)	(30.1)%
Insurance revenue	110	128	(18)	(14.1)
Investment income	30	34	(4)	(11.8)
Fee income	280	246	34	13.8
Other income	126	66	60	91.0

Total other revenues	$811	$853	$(42)	(4.9)%

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Securitization revenue	$880	$1,076	$(196)	(18.2)%
Insurance revenue	359	376	(17)	(4.5)
Investment income	92	143	(51)	(35.7)
Fee income	743	724	19	2.6
Other income	620	464	156	33.6

Total other revenues	$2,694	$2,783	$(89)	(3.2)%

Securitization revenue is the result of the securitization of our receivables and includes the following:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$-	$24	$(24)	(100.0)%
Net replenishment gains(1)	106	132	(26)	(19.7)
Servicing revenue and excess spread	159	223	(64)	(28.7)

Total	$265	$379	$(114)	(30.1)%

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net initial gains(1)	$25	$92	$(67)	(72.8)%
Net replenishment gains(1)	333	387	(54)	(14.0)
Servicing revenue and excess spread	522	597	(75)	(12.6)

Total	$880	$1,076	$(196)	(18.2)%

(1)	Net of our estimate of probable credit losses under the recourse provisions

The decreases in securitization revenue were due to decreases in the level and product mix of receivables securitized during 2004, including the impact of higher run-off due to shorter expected lives as a result of our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard and Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduces our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations or on U.K. GAAP reported results.

Our interest-only strip receivables, net of the related loss reserve and excluding the mark-to-market adjustment recorded in accumulated other comprehensive income, decreased $116 million in the current quarter and $399 million year-to-date, compared to decreases of $80 million in the third quarter of 2003 and $297 million for the year-to-date period as securitized receivables decreased.

Insurance revenue decreased during both the three and nine month periods ended September 30, 2004 largely as a result of a repayment of premium received from the termination of a reinsurance agreement.

Investment income, which includes income on securities available for sale in our insurance business as well as realized gains and losses from the sale of securities, was flat compared to the prior year quarter as decreases in income due to lower yields were offset by higher gains from security sales during the quarter. The decrease in investment income for the nine month period was due to lower yields, lower gains from security sales and the amortization of purchase accounting adjustments.

Fee income, which includes revenues from fee-based products such as credit cards, increased in both periods due to higher credit card fees. For the nine month period, higher credit card fees were partially offset by higher payments to merchant partners as a result of portfolio acquisitions in our retail services business. See “Segment Results – Managed Basis” herein for additional information on fee income on a managed basis.

Other income, which includes revenue from our tax refund lending business, increased in both periods due to higher revenues from our mortgage operations. The increase in the three month period also reflects higher enhancement services income and higher gains on miscellaneous asset sales. The increase in the nine-month period also reflects higher revenues from our tax refund lending business which was primarily due to lower funding costs as a result of the HSBC merger.

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

The following table summarizes total costs and expenses:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$372	$410	$(38)	(9.3)%
Sales incentives	86	72	14	19.4
Occupancy and equipment expenses	58	75	(17)	(22.7)
Other marketing expenses	160	131	29	22.1
Other servicing and administrative expenses	170	228	(58)	(25.4)
Support services from HSBC affiliates	172	-	172	100.0 +
Amortization of intangibles	72	74	(2)	(2.7)
Policyholders’ benefits	50	73	(23)	(31.5)

Total costs and expenses	$1,140	$1,063	$77	7.3%

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$1,100	$1,205	$(105)	(8.7)%
Sales incentives	243	187	56	29.9
Occupancy and equipment expenses	176	237	(61)	(25.7)
Other marketing expenses	411	393	18	4.6
Other servicing and administrative expenses	506	725	(219)	(30.2)
Support services from HSBC affiliates	518	-	518	100.0 +
Amortization of intangibles	248	160	88	55.0
Policyholders’ benefits	187	224	(37)	(16.5)

Total costs and expenses	$3,389	$3,131	$258	8.2%

Salaries and employee benefits decreased primarily due to the transfer of our technology personnel to HTSU. Excluding this change, salaries and fringe benefits increased $24 million for the quarter and $68 million year-to-date as a result of additional staffing, primarily in our consumer lending and mortgage services businesses to support growth and in our compliance functions. For the nine month period, these increases were partially offset by decreases in employee benefit expenses as a result of non-recurring expenses incurred in the first quarter of 2003 in conjunction with the merger.

Sales incentives increased in both periods reflecting higher volumes in our branches. The year-to-date increase also reflects increases in our mortgage services business.

Occupancy and equipment expenses decreased in both periods primarily due to the formation of HTSU as discussed above.

Other marketing expenses increased in both periods primarily due to increased credit card marketing, largely due to changes in marketing responsibilities associated with the General Motors (“GM”) co-branded credit card which will result in higher marketing expense for the GM Card® in the future.

Other servicing and administrative expenses decreased primarily due to the transfer of certain item processing and statement processing services to HTSU. The decreases were partially offset by higher systems costs due to growth, higher insurance commissions and higher legal costs from the settlement of claims.

Support services from HSBC affiliates primarily includes technology and other services charged to us by HTSU.

Amortization of intangibles was essentially flat during the quarter. The increase in the nine month period reflects higher amortization of intangibles established in conjunction with the HSBC merger.

Policyholders’ benefits decreased in both periods as a result of lower expense, including a reduction of claims expense resulting from the termination of a reinsurance agreement. For the nine month period, the decrease was partially offset by higher amortization of fair value adjustments related to our insurance business.

The following table summarizes our owned basis efficiency ratio:

	2004	2003
Three months ended September 30	40.7%	37.0%
Nine months ended September 30	39.7	37.1

The increase in the efficiency ratios for the three and nine month periods ended September 30, 2004 was largely attributable to an increase in operating expenses as discussed above. The year-to-date period also reflects higher intangible amortization. Also contributing to the increase was lower securitization revenue and lower net interest income as a percentage of average interest earning assets as compared with the prior year periods.

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

Consumer Segment  The following table summarizes results for our Consumer segment:

			Increase (Decrease)
Three months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$442	$439	$3.7%
Net interest income	2,492	2,388	104	4.4
Securitization revenue	(616)	(31)	(585)	(100.0 +)
Fee income and other income	647	544	103	18.9
Intersegment revenues	32	33	(1)	(3.0)
Provision for credit losses	871	1,320	(449)	(34.0)
Total costs and expenses	949	884	65	7.4
Receivables	114,412	105,946	8,466	8.0
Assets	118,654	110,832	7,822	7.1
Net interest income as a percent of average interest-earning assets, annualized	8.64%	8.97%	-	-
Return on average managed assets	1.51	1.62	-	-

			Increase (Decrease)
Nine months ended September 30	2004	2003	Amount	%
	(dollars are in millions)
Net income	$1,290	$1,062	$228	21.5%
Net interest income	7,336	6,917	419	6.1
Securitization revenue	(1,275)	16	(1,291)	(100.0 +)
Fee income and other income	1,805	1,581	224	14.2
Intersegment revenues	94	105	(11)	(10.5)
Provision for credit losses	3,010	4,217	(1,207)	(28.6)
Total costs and expenses	2,806	2,602	204	7.8
Net interest income as a percent of average interest-earning assets, annualized	8.74%	8.94%	-	-
Return on average managed assets	1.51	1.34	-	-

Our Consumer segment reported higher net income in both periods. Increases in net interest income as well as fee and other income and decreases in provision for credit losses were partially offset by higher operating expenses and substantially lower securitization revenue. Net interest income increased primarily due to higher receivable levels. Net interest income as a percent of average interest-earning assets, however, decreased primarily due to lower yields on real estate secured and auto finance receivables as a result of reduced pricing and higher levels of near-prime receivables, as well as the run-off of higher yielding real estate secured receivables, including second lien loans largely due to refinance activity. For the three month period, increased cost of funds due to a rising interest rate environment also contributed to the decrease. Our auto finance business reported lower net interest income as a percent of average interest-earning assets as we have targeted lower yielding but higher credit quality customers. Securitization revenue decreased in both periods as a result of a significant decline in receivables securitized, including the impact of higher run-off due to shorter expected lives, as a result of our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004. Initial securitization levels were lower in the first nine months of 2004 as we used funding from HSBC, including proceeds from receivable sales, to assist in the funding of our operations. Operating expenses increased as the result of additional operating costs to support the increased receivable levels including higher salaries and sales incentives and higher marketing expenses.

During the nine months ended September 30, 2004, we experienced improved credit quality. Our managed basis provision for credit losses, which includes both provision for owned basis receivables and over-the-life provision for receivables serviced with limited recourse, decreased in both the quarter and year-to-date periods as a result of improving credit quality and changes in securitization levels. Partially offsetting the decrease in managed loss provision was an increase in estimated losses on securitized receivables at auto finance in both periods. We have experienced higher dollars of net charge-offs in our owned portfolio during the first nine months of 2004 as a result of higher delinquency levels in prior quarters and higher levels of owned receivables. Our overall owned provision for credit losses was greater than net charge-offs due to the higher levels of owned receivables partially offset by improved credit quality. Over-the-life provisions for credit losses for securitized receivables recorded in any given period reflect the level and product mix of securitizations in that period. Subsequent charge-offs of such receivables result in a decrease in the over-the-life reserves without any corresponding increase to managed loss provision. The combination of these factors, including changes in securitization levels, resulted in a decrease in managed loss reserves as net charge-offs were greater than the provision for credit losses by $399 million for the quarter and $901 million year-to-date. For 2003, we increased managed loss reserves by recording loss provision greater than net charge-offs of $66 million for the quarter and $492 million year-to-date.

Managed receivables increased 3.6 percent compared to $110.5 billion at June 30, 2004. Growth during the quarter was driven by higher real estate secured receivables in both our correspondent and branch-based consumer lending businesses which was partially offset by $.7 billion of correspondent receivables purchased directly by HSBC Bank USA (a portion of which we otherwise would have purchased). Growth in our correspondent business was supplemented by purchases from a single correspondent relationship which totaled $.6 billion in the quarter. We also experienced solid growth in auto finance receivables though our dealer network as well as in private label receivables. Personal non-credit card receivables also experienced growth as we began to increase availability of the product as a result of an improving economy.

Compared to September 30, 2003, managed receivables increased 8.0 percent. Receivable growth was strongest in our real estate secured portfolio. Real estate secured receivable levels reflect sales to HSBC Bank USA totaling $3.7 billion and $2.2 billion of correspondent receivables purchased directly by HSBC Bank USA, a portion of which we otherwise would have purchased. Real estate growth also benefited from purchases associated with a single correspondent relationship which totaled $1.9 billion year-to-date. Our auto finance portfolio also reported strong growth as a result of newly originated loans acquired from our dealer network and strategic alliances established during 2003. Increases in private label receivables were the result of portfolio acquisitions as well as organic growth. Growth in our subprime MasterCard and Visa portfolio was partially offset by the continued decline in certain old acquired portfolios.

The decrease in return on average managed assets (“ROMA”) for the quarter reflects a higher rate of increase in average managed assets than in net income as discussed above. For the year-to-date period, the increase in ROMA reflects higher income as discussed above.

Reconciliation of Managed Basis Segment Results  Income statement information included in the table for the nine months ended September 30, 2003 combines January 1 through March 28, 2003 (the “predecessor period”) and March 29 to September 30, 2003 (the “successor period”) in order to present “combined” financial results for the nine months ended September 30, 2003. Fair value adjustments related to purchase accounting and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. As a result, managed and owned basis consolidated totals for the nine months ended September 30, 2003 include combined information from both the “successor” and “predecessor” periods which impacts comparability to the current period.

Reconciliations of our managed basis segment results to managed basis and owned basis consolidated totals are as follows:

	Consumer	All Other	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
	(in millions)
Three months ended September 30, 2004
Net interest income	$2,492	$(21)	$-		$2,471	$(552	)(4)	$1,919
Securitization revenue	(616)	(28)	-		(644)	909	(4)	265
Fee income and other income	647	130	(35	)(1)	742	(196	)(4)	546
Intersegment revenues	32	3	(35	)(1)	-	-		-
Provision for credit losses	871	1	1	(2)	873	161	(4)	1,034
Total costs and expenses	949	191	-		1,140	-		1,140
Net income	442	(42)	(22)		378	-		378
Receivables	114,412	320	-		114,732	(19,231	)(5)	95,501
Assets	118,654	19,414	(7,978	)(3)	130,090	(19,231	)(5)	110,859

Three months ended September 30, 2003
Net interest income	$2,388	$189	$-		$2,577	$(680	)(4)	$1,897
Securitization revenue	(31)	(65)	-		(96)	475	(4)	379
Fee income and other income	544	158	(36	)(1)	666	(192	)(4)	474
Intersegment revenues	33	3	(36	)(1)	-	-		-
Provision for credit losses	1,320	(2)	2	(2)	1,320	(397	)(4)	923
Total costs and expenses	884	179	-		1,063	-		1,063
Net income	439	86	(24)		501	-		501
Receivables	105,946	929	-		106,875	(22,983	)(5)	83,892
Assets	110,832	19,692	(8,135	)(3)	122,389	(22,983	)(5)	99,406

	Consumer	All Other	Adjustments/ Reconciling Items		Managed Basis Consolidated Totals	Securitization Adjustments		Owned Basis Consolidated Totals
	(in millions)
Nine months ended September 30, 2004
Net interest income	$7,336	$95	$-		$7,431	$(1,876	)(4)	$5,555
Securitization revenue	(1,275)	(109)	-		(1,384)	2,264	(4)	880
Fee income and other income	1,805	701	(101	)(1)	2,405	(591	)(4)	1,814
Intersegment revenues	94	7	(101	)(1)	-	-		-
Provision for credit losses	3,010	(1)	2	(2)	3,011	(203	)(4)	2,808
Total costs and expenses	2,806	583	-		3,389	-		3,389
Net income	1,290	146	(66)		1,370	-		1,370

Nine months ended September 30, 2003
Net interest income	$6,917	$400	$-		$7,317	$(2,048	)(4)	$5,269
Securitization revenue	16	(134)	-		(118)	1,194	(4)	1,076
Fee income and other income	1,581	752	(112	)(1)	2,221	(514	)(4)	1,707
Intersegment revenues	105	7	(112	)(1)	-	-		-
Provision for credit losses	4,217	-	6	(2)	4,223	(1,368	)(4)	2,855
Total costs and expenses	2,602	529	-		3,131	-		3,131
Net income	1,062	370	(75)		1,357	-		1,357

(1)	Eliminates intersegment revenues.
(2)	Eliminates bad debt recovery sales between operating segments.
(3)	Eliminates investments in subsidiaries and intercompany borrowings.
(4)	Reclassifies net interest margin, fee income and provision for credit losses relating to securitized receivables to other revenues.
(5)	Represents receivables serviced with limited recourse.

Credit Quality

Subject to receipt of regulatory approvals, we intend to transfer our private label credit card portfolio to HSBC Bank USA in 2004. Contingent upon receiving regulatory approval for this asset transfer, we will adopt charge-off and account management guidelines in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our entire private label and MasterCard and Visa portfolios. See “Executive Overview” for further discussion.

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

The following table summarizes owned basis credit losses:

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Owned credit loss reserves	$3,671	$3,528	$3,550
Reserves as a percent of:
Receivables	3.84%	3.96%	4.23%
Net charge-offs(1)	103.0	98.3	105.7
Nonperforming loans	108.5	107.1	94.5

(1)	Quarter-to-date, annualized

During the quarter ended September 30, 2004, credit loss reserves increased as the provision for owned credit losses was $143 million greater than net charge-offs reflecting growth in our loan portfolio, partially offset by improved asset quality. In the quarter ended September 30, 2003, provision for owned credit losses was $84 million greater than net charge-offs. Reserve levels at September 30, 2004 reflect the factors discussed above.

For securitized receivables, we also record a provision for estimated probable losses that we expect to incur under the recourse provisions. The following table summarizes managed credit loss reserves:

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Managed credit loss reserves	$4,868	$5,297	$5,392
Reserves as a percent of:
Receivables	4.24%	4.78%	5.05%
Net charge-offs(1)	95.8	103.3	107.1
Nonperforming loans	115.4	126.0	113.3

(1)	Quarter-to-date, annualized

During the quarter ended September 30, 2004, managed credit loss reserves decreased as a result of changes in securitization levels.

See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations of the non-GAAP financial measures to the comparable GAAP basis financial measure.

Delinquency – Owned Basis

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	September 30, 2004	June 30, 2004	September 30, 2003
Real estate secured	3.25%	3.37%	4.21%
Auto finance	1.81	2.12	2.14
MasterCard/Visa	6.38	6.38	6.75
Private label	4.96	5.41	6.14
Personal non-credit card	9.42	9.57	10.81

Total	4.40%	4.57%	5.46%

Total owned delinquency decreased 17 basis points compared to the prior quarter. This decrease is consistent with improvements in early delinquency roll rate trends we began to experience in the fourth quarter of 2003 as a result of improvements in the economy and better underwriting, including both improved modeling and improved credit quality of originations. The overall decrease in our real estate secured portfolio reflects receivable growth and improved collection efforts which were partially offset by the seasoning and maturation of the portfolio. The decrease in auto finance delinquencies reflects the impact of tightened underwriting, higher receivable levels and lower securitization levels. Auto finance delinquency in June 2004 was also adversely impacted by changes in collections operations. The decrease in private label delinquency reflects receivable growth as well as improved underwriting, collections and credit models. The decrease in personal non-credit card delinquency reflects the positive impact of receivable growth as well as improved collection efforts.

Compared to a year ago, total delinquency decreased 106 basis points as all products reported lower delinquency levels. The improvements are generally the result of improvements in the economy and better underwriting.

Net Charge-offs of Consumer Receivables – Owned Basis

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	September 30, 2004	June 30, 2004	September 30, 2003
Real estate secured	1.23%	1.07%	.93%
Auto finance	3.66	3.05	4.62
MasterCard/Visa	9.59	11.18	10.08
Private label	5.10	5.73	5.91
Personal non-credit card	11.26	12.72	11.97

Total	3.87%	4.17%	4.12%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	1.35%	1.52%	1.39%

Net charge-offs decreased 30 basis points compared to the quarter ended June 30, 2004 as the lower delinquency levels we have been experiencing due to an improving economy are having an impact on charge-offs. Our real estate secured portfolio experienced an increase in net charge-offs during the third quarter reflecting lower estimates of net realizable value as a result of process changes to better estimate property values at the time of foreclosure which has resulted in an increase in real estate net charge-offs compared to the previous quarter. The increase in auto finance net charge-offs reflects the impact of higher delinquency levels in the second quarter which have progressed to charge-off. The decrease in MasterCard/Visa reflects the impact of higher net charge-offs in the second quarter due to seasonality. In addition to economic conditions, the decrease in net charge-offs in personal non-credit card is a result of improved credit quality and portfolio stabilization.

Total net charge-offs for the current quarter decreased from September 2003 net charge-offs levels due to an improving economy and a decrease in the percentage of the portfolio comprised of personal non-credit card receivables, which have a higher net charge-off rate than other products in our portfolio. In addition, auto finance, MasterCard and Visa, private label and personal non-credit card reported lower net charge-off levels generally as a result of receivable growth, improved collections and better underwriting, including both improved modeling and improved credit quality of originations. The decrease in auto finance net charge-offs also reflects the decision to target lower yielding but higher credit quality customers as well as improved used auto prices which resulted in lower loss severities. The increase in our real estate secured portfolio reflects lower estimates of net realizable value at the time of foreclosure.

Owned Nonperforming Assets

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Nonaccrual receivables	$2,516	$2,476	$2,906
Accruing consumer receivables 90 or more days delinquent	868	817	851

Total nonperforming receivables	3,384	3,293	3,757
Real estate owned	597	621	539

Total nonperforming assets	$3,981	$3,914	$4,296

Credit loss reserves as a percent of nonperforming receivables	108.5%	107.1%	94.5%

Compared to June 30, 2004, the increase in nonaccrual receivables and total nonperforming assets is primarily attributable to an increase in our real estate secured portfolio due to growth. Compared to September 30, 2003, the decrease in nonaccrual receivables and total nonperforming assets is primarily due to improved credit quality and collection efforts partially offset by growth. Accruing consumer receivables 90 or more days delinquent includes domestic MasterCard and Visa and private label credit card receivables, consistent with industry practice.

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

The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. We also stated that we continue to enhance our ability to capture and segment restructure data across all business units. In the tables that follow, the restructure statistics presented for June 30, 2004 and September 30, 2004 have been compiled using enhanced systemic counters and refined assumptions and estimates. As a result of the systems enhancements, for June 30, 2004 and subsequent periods we exclude from our reported statistics loans that had been reported as contractually delinquent that have been reset to a current status because we have determined that the loan should not have been considered delinquent (e.g., payment application processing errors). Statistics reported for all periods prior to June 30, 2004 include such loans. When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account. Further, to the best of our knowledge, most of our competitors do not disclose account restructuring, reaging, loan rewriting, forbearance, modification, deferment or extended payment information comparable to the information we have disclosed, and the lack of such disclosure by other lenders may limit the ability to draw meaningful conclusions about our business based solely on data or information regarding account restructuring statistics or policies.

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)
Never restructured	86.5%	86.1%	84.2%
Restructured:
Restructured in the last 6 months	4.8	4.8	7.3
Restructured in the last 7–12 months	3.6	4.0	3.5
Previously restructured beyond 12 months	5.1	5.1	5.0

Total ever restructured(2)	13.5	13.9	15.8

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1)
(Managed Basis)
Real estate secured	$8,895	$8,885	$9,531
Auto finance	1,420	1,304	1,269
MasterCard/Visa	628	639	578
Private label	756	830	1,091
Personal non-credit card	3,688	3,727	4,136

Total	$15,387	$15,385	$16,605

(As a percent of managed receivables)
Real estate secured	15.8%	16.5%	18.7%
Auto finance	14.4	14.0	15.1
MasterCard/Visa	3.5	3.6	3.3
Private label	5.0	5.6	7.7
Personal non-credit card	24.3	25.0	26.7

Total	13.5%	13.9%	15.8%

(1)	Excludes commercial and other.

The amount of managed receivables in forbearance, modification, rewrites or other account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.3 billion or .3 percent of managed receivables at September 30, 2004, $.4 billion or .3 percent of managed receivables at June 30, 2004 and $1.1 billion or .9 percent of managed receivables at September 30, 2003. For periods prior to June 30, 2004, all credit card approved consumer credit counseling accommodations are included in the reported statistics. As a result of our systems enhancements, we are now able to segregate which credit card approved consumer credit counseling accommodations included resetting the contractual delinquency status to current after January 1, 2003. Such accounts are included in the September 30, 2004 and June 30, 2004 restructure statistics in the table above. Credit card credit counseling accommodations that did not include resetting contractual delinquency status are not reported in the table above or the September 30, 2004 and June 30, 2004 statistics in this paragraph.

Liquidity and Capital Resources

The funding synergies resulting from our merger with HSBC have allowed us to reduce our reliance on traditional sources to fund our growth. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we decreased third-party debt and initial securitization levels during the nine months ended September 30, 2004 as we used proceeds from the sale of real estate secured receivables to HSBC Bank USA, debt issued to affiliates and additional secured financings to assist in the funding of our businesses.

Because we are now a subsidiary of HSBC, our credit spreads relative to Treasuries have tightened. We recognized cash funding expense savings, primarily as a result of these tightened credit spreads and lower costs due to shortening the maturity of our liabilities primarily through increased issuance of commercial paper, in excess of $235 million during the nine months ended September 30, 2004 and less than $70 million for the prior-year period compared to the funding costs we would have incurred using average spreads during the first half of 2002. It is anticipated that these tightened credit spreads and other funding synergies will eventually enable HSBC to realize annual cash funding expense savings, including external fee savings, in excess of $1 billion per year as our existing term debt matures over the course of the next few years. The portion of these savings to be realized by HFC will depend in large part upon the amount and timing of the proposed private label credit card portfolio transfer to HSBC Bank USA and other initiatives between HFC and HSBC subsidiaries.

Securities totaled $6.3 billion at September 30, 2004 and $10.5 billion at December 31, 2003. Included in the September 30, 2004 balance was $2.6 billion dedicated to our credit card bank and $2.7 billion held by our insurance subsidiaries. Included in the December 31, 2003 balance was $2.4 billion dedicated to our credit card bank and $2.6 billion held by our insurance subsidiaries. Our securities balance at December 31, 2003 was unusually high as a result of the cash received from the $2.8 billion real estate secured loan sale to HSBC Bank USA on December 31, 2003 as well as excess liquidity.

Commercial paper, bank and other borrowings totaled $14.4 billion at September 30, 2004 and $8.0 billion at December 31, 2003. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $3.7 billion at September 30, 2004 and $2.8 billion at December 31, 2003. Commercial paper, bank and other borrowings increased significantly during the third quarter of 2004 to help give us greater flexibility in managing liquidity surrounding the contemplated private label credit card sale to HSBC Bank USA.

Due to HSBC affiliates and other HSBC related funding are summarized in the following table:

	September 30, 2004	December 31, 2003
	(In billions)
Debt issued to HSBC subsidiaries:
Short-term borrowings	$-	$2.6
Term debt	5.4	1.3

Total debt issued to HSBC subsidiaries	5.4	3.9

Debt issued to HSBC clients:
Euro commercial paper	3.7	2.8
Term debt	.7	.4

Total debt issued to HSBC clients	4.4	3.2
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	2.8
Direct purchases from correspondents (cumulative)	2.2	-
Run-off of real estate secured receivable activity with HSBC Bank USA	(1.0)	-

Total real estate secured receivable activity with HSBC Bank USA	4.9	2.8

Total HSBC related funding	$14.7	$9.9

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

As of September 30, 2004, we had revolving credit facilities with HSBC of $2.5 billion. There have been no draws on this line. We also had derivative contracts with a notional value of $57.0 billion, or approximately 89 percent of total derivative contracts, outstanding with HSBC affiliates. In July, an additional $4 billion credit facility was provided by an HSBC affiliate in Geneva to allow temporary increases in commercial paper issuance to help give greater flexibility in managing liquidity surrounding the contemplated private label credit card sale to HSBC Bank USA.

Senior and senior subordinated debt (with original maturities over one year) increased to $74.8 billion at September 30, 2004 from $74.6 billion at December 31, 2003. Significant issuances during the first nine months of 2004 included the following:

•	$3.7 billion of domestic medium-term notes
•	$1.8 billion of foreign currency-denominated bonds (including $243 million which was issued to customers of HSBC)
•	$1.2 billion of InterNotes(SM) (retail-oriented medium-term notes)
•	$1.3 billion of global debt
•	$4.0 billion of securities backed by home equity and auto finance loans. For accounting purposes, these transactions were structured as secured financing.

Selected capital ratios are summarized in the following table:

	September 30, 2004	December 31, 2003
TETMA(1)	8.64%	7.69%
Common equity to owned assets	13.66	13.33
TETMA excluding purchase accounting adjustments(1)	10.24	9.37

(1)	TETMA represents a non-GAAP financial ratio that is used by HFC management to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-GAAP financial measures and “Reconciliations to GAAP Financial Measures” for quantitative reconciliations to the equivalent GAAP basis financial measure.

In April 2004, Fitch Ratings revised our Rating Outlook to Positive from Stable and raised our Support Rating to “1” from “2”. In addition, in July 2004 Fitch Ratings raised our Senior Debt Rating to “A+” from “A” and raised our Senior Subordinated Debt Rating. We are committed to maintaining at least a mid-single “A” rating and as part of that effort will continue to review appropriate capital levels with our rating agencies.

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

In a secured financing, a designated pool of receivables are conveyed to a wholly owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.

Under U.K. GAAP as reported by HSBC, securitizations are treated as secured financings. In order to align our accounting treatment with that of HSBC under U.K. GAAP, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public private label and MasterCard and Visa credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables of each of these asset types will continue to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods end, the last of which is expected to occur in 2007. In addition, we will continue to replenish at reduced levels, certain non-public personal non-credit card and MasterCard/Visa securities issued to conduits and record the resulting replenishment gains for a period of time in order to manage liquidity. Since our securitized receivables have varying lives, it will take several years for these receivables to pay-off and the related interest-only strip receivables to be reduced to zero. The termination of sale treatment on new collateralized funding activity reduces our reported net income under U.S. GAAP. There is no impact, however, on cash received from operations or on U.K. GAAP reported results. Because we believe the market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, we will continue to use secured financings of consumer receivables as a source of our funding and liquidity.

As previously discussed, securitization levels were much lower in 2004 as a result of the use of alternate funding sources, including funding from HSBC subsidiaries and our decision to structure all new collateralized funding transactions as secured financings beginning in the third quarter of 2004.

Receivables securitized (excluding replenishments of certificateholder interests) are summarized in the following table:

Three months ended September 30	2004	2003
	(in millions)
Auto finance	$-	$-
MasterCard/Visa	-	350
Private label	-	-
Personal non-credit card	-	885

Total	$-	$1,235

Nine months ended September 30	2004	2003
	(in millions)
Auto finance	$-	$1,007
MasterCard/Visa	550	670
Private label	190	250
Personal non-credit card	-	1,700

Total	$740	$3,627

Securitization levels were much lower in the nine month period ended September 30, 2004 as we used funding from HSBC, including proceeds from receivable sales to HSBC Bank USA, to assist in the funding of our operations.

Our securitized receivables totaled $19.2 billion at September 30, 2004, compared to $25.1 billion at December 31, 2003. As of September 30, 2004, closed-end real estate secured and auto finance receivables totaling $9.3 billion secured $7.3 billion of outstanding debt related to securitization transactions which were structured as secured financings. At December 31, 2003, closed-end real estate secured receivables totaling $8.0 billion secured $6.7 billion of outstanding debt related to secured financing transactions. Securitizations structured as sales represented 17 percent of the funding associated with our managed portfolio at September 30, 2004 and 23 percent at December 31, 2003. Secured financings represented 7 percent of the funding associated with our managed portfolio at September 30, 2004 and 6 percent at December 31, 2003.

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

	Actual Jan. 1 through September 30, 2004	Estimated October 1 through Dec. 31, 2004	Estimated full year 2004
	(in billions)
Funding needs:
Net asset growth	$7	$5 - 6	$12 - 13
Commercial paper, term debt and securitization maturities	23	4 - 5	27 - 28
Other	1	0 - 1	1 - 2

Total funding needs, including growth	$31	$9 - 12	$40 -43

Funding sources:
External funding, including HSBC clients	$27	$7 - 9	$34 - 36
HSBC and HSBC subsidiaries	4	2 - 3	6 - 7

Total funding sources	$31	$9 - 12	$40 - 43

Risk Management

Liquidity Risk There have been no significant changes in our approach to liquidity risk since December 31, 2003.

Interest Rate and Currency Risk HSBC has certain limits and benchmarks that serve as guidelines in determining appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Household’s PVBP limit as of September 30, 2004 was $3 million, which includes risk associated with financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $3 million. As of September 30, 2004, Household had a PVBP position of less than $.1 million reflecting the impact of a one basis point increase in interest rates. Household’s PVBP position was $.7 million at December 31, 2003.

We also monitor the impact that an immediate hypothetical 100 basis points parallel increase or decrease in interest rates would have on our pre-tax earnings. The following table summarizes such estimated impact:

	September 30, 2004	December 31, 2003
	(in millions)
Decrease in pre-tax earnings following an immediate hypothetical 100 basis points parallel rise in interest rates	$294	$369
Increase in pre-tax earnings following an immediate hypothetical 100 basis points parallel fall in interest rates	$316	$358

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

Counterparty Credit Risk At September 30, 2004, we had derivative contracts with a notional value of approximately $64.3 billion, including $57.0 billion outstanding with HSBC affiliates. Most swap agreements, both with third parties and affiliates, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities and totaled $.3 billion at September 30, 2004. Affiliate swap counterparties generally provide collateral in the form of securities which are not recorded on our balance sheet and totaled $1.5 billion at September 30, 2004.

There have been no significant changes in our approach to managing counterparty credit risk since December 31, 2003.

Reconciliations to GAAP Financial Measures

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(dollars are in millions)
Return on Average Assets:
Net income	$378	$501	$1,370	$1,357
Average assets:
Owned basis	$107,686	$97,238	$104,322	$94,754
Serviced with limited recourse	20,568	22,570	22,425	22,666

Managed basis	$128,254	$119,808	$126,747	$117,420

Return on average owned assets	1.40%	2.06%	1.75%	1.91%
Return on average managed assets	1.18	1.67	1.44	1.54
Net Interest Income:
Net Interest Income:
Owned basis	$1,919	$1,897	$5,555	$5,269
Serviced with limited recourse	560	680	1,911	2,048

Managed basis	$2,479	$2,577	$7,466	$7,317

Average interest-earning assets:
Owned basis	$97,167	$86,978	$92,490	$83,699
Serviced with limited recourse	20,568	22,570	22,425	22,666

Managed basis	$117,735	$109,548	$114,915	$106,365

Owned basis net interest margin	7.90%	8.72%	8.01%	8.39%
Managed basis net interest margin	8.42	9.41	8.66	9.17
Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$1,090	$990	$3,202	$2,907
Net interest income and other revenues less policyholders’ benefits:
Owned basis	$2,680	$2,677	$8,062	$7,828
Serviced with limited recourse	(161)	397	203	1,368

Managed basis	$2,519	$3,074	$8,265	$9,196

Owned basis efficiency ratio	40.7%	37.0%	39.7%	37.1%
Managed basis efficiency ratio	43.3	32.2	38.7	31.6

Reconciliations to GAAP Financial Measures (continued)

	Three months ended			Nine months ended
	September 30, 2004	December 31, 2003	September 30, 2003	September 30, 2004	September 30, 2003
	(dollars are in millions)
Consumer Net Charge-off Ratio:
Consumer net charge-offs:
Owned basis	$891	$825	$837	$2,692	$2,538
Serviced with limited recourse	379	405	420	1,221	1,195

Managed basis	$1,270	$1,230	$1,257	$3,913	$3,733

Average consumer receivables:
Owned basis	$92,102	$84,747	$81,339	$86,945	$78,072
Serviced with limited recourse	20,568	23,456	22,570	22,425	22,666

Managed basis	$112,670	$108,203	$103,909	$109,370	$100,738

Owned basis consumer net charge-off ratio	3.87%	3.89%	4.12%	4.13%	4.33%
Managed basis consumer net charge-off ratio	4.51	4.55	4.84	4.77	4.94
Reserves as a Percentage of Net Charge-offs
Loss reserves:
Owned basis	$3,671	$3,543	$3,550	$3,671	$3,550
Serviced with limited recourse	1,197	2,246	1,842	1,197	1,842

Managed basis	$4,868	$5,789	$5,392	$4,868	$5,392

Net charge-offs:
Owned basis	$891	$824	$839	$2,692	$2,540
Serviced with limited recourse	379	405	420	1,221	1,195

Managed basis	$1,270	$1,229	$1,259	$3,913	$3,735

Owned basis reserves as a percentage of net charge-offs	103.0%	107.4%	105.7%	102.3%	104.8%
Managed basis reserves as a percentage of net charge-offs	95.8	117.8	107.1	93.3	108.3

Reconciliations to GAAP Financial Measures (continued)

	September 30, 2004	June 30, 2004	September 30, 2003
	(dollars are in millions)
Two-Months-and-Over-Contractual Delinquency:
Consumer two-months-and-over-contractual delinquency:
Owned basis	$4,189	$4,048	$4,563
Serviced with limited recourse	1,036	1,135	1,228

Managed basis	$5,225	$5,183	$5,791

Consumer receivables:
Owned basis	$95,196	$88,663	$83,522
Serviced with limited recourse	19,231	21,838	22,983

Managed basis	$114,427	$110,501	$106,505

Consumer two-months-and-over-contractual delinquency:
Owned basis	4.40%	4.57%	5.46%
Managed basis	4.57	4.69	5.44
Reserves as a Percent of Receivables:
Loss reserves:
Owned basis	$3,671	$3,528	$3,550
Serviced with limited recourse	1,197	1,769	1,842

Managed basis	$4,868	$5,297	$5,392

Receivables:
Owned basis	$95,501	$88,979	$83,892
Serviced with limited recourse	19,231	21,838	22,983

Managed basis	$114,732	$110,817	$106,875

Reserves as a percent of receivables:
Owned basis	3.84%	3.96%	4.23%
Managed basis	4.24	4.78	5.05
Reserves as a Percent of Nonperforming Loans:
Loss reserves:
Owned basis	$3,671	$3,528	$3,550
Serviced with limited recourse	1,197	1,769	1,842

Managed basis	$4,868	$5,297	$5,392

Nonperforming loans:
Owned basis	$3,384	$3,293	$3,757
Serviced with limited recourse	834	910	1,001

Managed basis	$4,218	$4,203	$4,758

Reserves as a percent of nonperforming loans:
Owned basis	108.5%	107.1%	94.5%
Managed basis	115.4	126.0	113.3

Reconciliations to GAAP Financial Measures (continued)

	September 30, 2004	December 31, 2003
	(dollars are in millions)
Equity Ratios Tangible shareholder’s equity:
Common shareholder’s equity	$15,141	$13,727
Exclude:
Unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(178)	(89)
Securities available for sale and interest-only strip receivables	(120)	(165)
Intangible assets, net	(2,479)	(2,627)
Goodwill	(2,327)	(2,108)
Adjustable Conversion-Rate Equity Security Units	527	519

Tangible shareholder’s equity	10,564	9,257
Purchase accounting adjustments	1,939	1,989

Tangible shareholder’s equity, excluding purchase accounting adjustments	$12,503	$11,246

Tangible managed assets:
Owned assets	$110,859	$102,960
Receivables serviced with limited recourse	19,231	25,078

Managed assets	130,090	128,038
Exclude:
Intangible assets, net	(2,479)	(2,627)
Goodwill	(2,327)	(2,108)
Derivative financial assets	(2,974)	(2,940)

Tangible managed assets	122,310	120,363
Purchase accounting adjustments	(258)	(371)

Tangible managed assets, excluding purchase accounting adjustments	$122,052	$119,992

Equity ratios:
Common equity to owned assets	13.66%	13.33%
Tangible shareholder’s equity to tangible managed assets (“TETMA”)	8.64	7.69
Tangible shareholder’s equity to tangible managed assets (“TETMA”), excluding purchase accounting adjustments	10.24	9.37

Item 4.  Controls and Procedures

Internal Controls  There have not been any changes in our internal control over financial reporting (as that term is defined in Rules 13a - 15(f) and 15d -15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In a case decided on March 31, 2004 and published on May 13, the Appellate Court of Illinois, First District (Cook County), ruled in U.S. Bank National Association v. Clark, et al., that certain lenders (which did not include HFC) violated the Illinois Interest Act by imposing point and finance charge fees in excess of 3% of the principal amount on loans with an interest rate in excess of 8%. The Appellate Court held for the first time that when the Illinois legislature made amendments to the late fee provisions of the Interest Act in 1992, Illinois opted out of the Federal Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDMCA”) and, in “certain instances,” the Federal Alternative Mortgage Transaction Parity Act of 1982 (“AMPTA”). DIDMCA and AMPTA each contain provisions that preempt certain state laws unless state legislatures took affirmative action to “opt-out” of the federal preemptions within specified time frames. The Court found that as a result of 1992 legislative action, the State’s 3% restriction on points and finance charge fees are now enforceable in Illinois. The Appellate Court’s ruling reversed the trial court’s decision, which had relied on previous opinions of the Illinois Attorney General, the Illinois Office of Banks and Real Estate, and other courts. Should the decision stand and be applied retroactively throughout Illinois, lenders would be required to make refunds to customers who had a closed-end real estate secured first mortgage loan of double the interest paid or contracted for, whichever is greater. The plaintiffs in the Clark case have filed a notice of appeal with the Illinois Supreme Court. Three cases have been filed against subsidiaries of Household based upon the Clark decision: Wilkes v. Household Finance Corporation III, et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 18, 2004 (purported class action); Aslam v. Accredited Home Lenders, Inc., et al., Circuit Court of Cook County, Illinois, Chancery Division, filed on June 11, 2004 (purported class action); and Morris, et al. v. Household Mortgage Services, Inc., U.S. District Court for the Northern District of Illinois, filed on June 22, 2004. On our motion, the Wilkes case was removed to Bankruptcy Court; however, plaintiffs have filed a motion to return the case to the U.S. District Court. We also served an arbitration demand on plaintiff’s counsel as permitted under the loan documents and filed a motion to stay or dismiss the case pending arbitration. The Aslam case was settled for an immaterial amount and was dismissed on October 28, 2004. The portion of the Morris case alleging violations of the Illinois Interest Act was settled for an immaterial amount. At this time, we are unable to quantify the potential impact of the Clark decision should it receive retroactive application.

Securities Litigation  In August 2002, we restated previously reported consolidated financial statements. The restatement related to a MasterCard and Visa affinity credit card relationship and a third party marketing agreement, which were entered into between 1996 and 1999. All were part of our credit card services business. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $70 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, Household, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. To date, none of the class claims has been certified. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. The amended complaint purports to assert claims under the federal securities laws, on behalf of all persons who purchased or otherwise acquired Household securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with Household’s sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. The Court has ordered that all factual discovery must be completed by January 13, 2006 and expert witness discovery must be completed by July 24, 2006.

Other actions arising out of the restatement, which purport to assert claims under ERISA on behalf of participants in Household’s Tax Reduction Investment Plan, were consolidated into a single purported class action, In re Household International, Inc. ERISA Litigation, Master File No. 02 C 7921 (N.D. Ill). A consolidated and amended complaint was filed against Household, William Aldinger and individuals on the Administrative Investment Committee of the plan. The consolidated complaint purports to assert claims under ERISA that are similar to the claims in the Jaffe case. Essentially, the plaintiffs allege that the defendants breached their fiduciary duties to the plan by investing in Household stock and failing to disclose information to Plan participants. A motion to dismiss the complaint was filed in June 2003. On March 30, 2004, the Court granted in part, and denied in part, the defendants’ motion to dismiss the complaint. The Court dismissed all claims alleging that some or all of the defendants breached their co-fiduciary obligations; misrepresented the prudence of investing in Household stock; failed to disclose nonpublic information regarding alleged accounting and lending improprieties; and failed to provide other defendants with non-public information. The claims that remained essentially alleged that some or all of the defendants failed to prudently manage plan assets by continuing to invest in, or provide matching contributions of, Household stock. On October 8, 2004, the parties entered into a settlement agreement and documents have been filed with the Court seeking preliminary approval of the settlement. Preliminary approval was granted on October 13, 2004. Notice of the proposed terms were published and mailed to applicable Plan participants in October and the Court will hold a fairness hearing on November 22, 2004. If approved by the Court and not appealed, the settlement will become final at that time. The settlement provides for a payment of $46.5 million which will be paid into Plan accounts after deduction of plaintiffs’ legal fees and costs. The entire settlement will be funded by insurance proceeds.

On June 27, 2003, a case entitled, West Virginia Laborers Pension Trust Fund v. Caspersen, et al., was filed in the Chancery Division of the Circuit Court of Cook County, Illinois as case number 03CH10808. This purported class action names as defendants the directors of Beneficial Corporation at the time of the 1998 merger of Beneficial Corporation into a subsidiary of Household, and claims that those directors’ due diligence of the Company at the time they considered the merger was inadequate. The Complaint claims that as a result of some of the securities law and other violations alleged in the Jaffe case, the Company’s common shares lost value. Pursuant to the merger agreement with Beneficial Corporation, we assumed the defense of this litigation. In September of 2003, the defendants filed a motion to dismiss which was granted on June 15, 2004 based upon a lack of personal jurisdiction over the defendants. The plaintiffs have appealed this decision. In addition, on June 30, 2004, a case entitled, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Caspersen, et al., was filed in the Superior Court of New Jersey, Law Division, Somerset County as Case Number L9479-04. Other than the change in plaintiff, the suit is substantially identical to the above West Virginia Laborer’s Pension Trust Fund case, and is brought by the same principal law firm which brought that suit. The defendants have filed a motion to dismiss this case.

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

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Registrant during the third quarter of 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION (Registrant)

Date: November 12, 2004	/s/ Simon C. Penney
Simon C. Penney
Chief Financial Officer

Exhibit Index

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debt Ratings.